Form 10-Q
period 1998-03-31
SAUER INC
filed 1998-06-24
CIK 865754

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 29, 1998

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________


                        Commission File Number 333-48299


                                   SAUER INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   36-3482074
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

2800 East 13th Street, Ames, Iowa                      50010-8600
-------------------------------------------------------------------------------
(Address of principal executive office)                (Zip Code)



Registrant's telephone number, including area code   (515) 239-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  / /    No  /X/


As of March 29, 1998, 24,225,000 shares of Sauer Inc. common stock were outstanding.

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I     FINANCIAL STATEMENTS

Item 1.   Financial Statements:

      Consolidated Statements of Income:
      Thirteen Weeks Ended March 30, 1997 and March 29, 1998            3

      Consolidated Balance Sheets:
      As of December 31, 1997 and March 29, 1998                        4

      Consolidated Statements of Cash Flows:
      Thirteen Weeks Ended March 30, 1997 and March 29, 1998            5

      Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9


PART II    OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                    12

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 6.   Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                             16

                           SAUER INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                           Thirteen Weeks Ended
                                                   -------------------------------------
                                                      March 30,                March 29,
                                                        1997                     1998
                                                   ------------             ------------
NET SALES                                          $    135,860             $    152,876
                                                   ------------             ------------

COSTS AND EXPENSES:
    Cost of sales                                       101,340                  118,137
    Selling, general and administrative                  12,028                   13,400
    Research and development                              5,183                    5,750
                                                   ------------             ------------

             Total costs and expenses                   118,551                  137,287
                                                   ------------             ------------

             Operating income                            17,309                   15,589
                                                   ------------             ------------

NONOPERATING INCOME (EXPENSES):
    Interest expense, net                                (1,352)                  (2,219)
    Royalty income                                          250                      250
    Other, net                                             (679)                     (59)
                                                   ------------             ------------

             Nonoperating expenses, net                  (1,781)                  (2,028)
                                                   ------------             ------------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                    15,528                   13,561

PROVISION FOR INCOME TAXES                               (4,641)                  (3,931)
                                                   ------------             ------------

INCOME BEFORE MINORITY INTEREST                          10,887                    9,630

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                               (2,993)                  (3,158)
                                                   ------------             ------------

             Net income                            $      7,894             $      6,472
                                                   ============             ============

    Basic and diluted net income per
        common share                               $       0.33             $       0.27
                                                   ============             ============

    Basic and diluted weighted average
        common shares outstanding                    24,225,000               24,225,000
                                                   ============             ============


        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)

                                                                                             (Unaudited)
                                                                        December 31,           March 29,
                                       ASSETS                               1997                  1998
                                                                         ---------             ---------
CURRENT ASSETS:
    Cash and cash equivalents                                            $   7,363             $   6,606
    Accounts receivable, less allowances                                    77,170               101,587
    Inventories                                                             89,031                85,963
    Other current assets                                                     9,557                 9,867
                                                                         ---------             ---------

                  Total current assets                                     183,121               204,023
                                                                         ---------             ---------

PROPERTY, PLANT AND EQUIPMENT, net                                         191,690               202,110
                                                                         ---------             ---------

OTHER ASSETS
    Intangible assets, net                                                   2,964                 2,629
    Deferred income taxes                                                    8,631                 8,247
    Other                                                                    4,497                 3,720
                                                                         ---------             ---------

                  Total other assets                                        16,092                14,596
                                                                         ---------             ---------

                                                                         $ 390,903             $ 420,729
                                                                         =========             =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable and bank overdrafts                                    $  60,278             $  53,750
    Long-term debt due within one year                                         952                 2,104
    Accounts payable                                                        46,392                53,688
    Accrued salaries and wages                                               6,385                 8,360
    Accrued warranty                                                         9,398                 8,918
    Other accrued liabilities                                               15,897                24,293
                                                                         ---------             ---------

                  Total current liabilities                                139,302               151,113
                                                                         ---------             ---------

LONG-TERM DEBT                                                              75,198                88,676
                                                                         ---------             ---------

OTHER LIABILITIES:
    Long-term pension liability                                             28,959                28,875
    Postretirement benefits other than pensions                             11,989                12,678
    Deferred income taxes                                                    4,018                 4,043
    Other                                                                   13,337                12,317
                                                                         ---------             ---------

                  Total other liabilities                                   58,303                57,913
                                                                         ---------             ---------

MINORITY INTEREST IN NET ASSETS OF
    CONSOLIDATED COMPANIES                                                  32,799                33,255
                                                                         ---------             ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share,
        authorized 4,500,000 shares in 1997 and 1998;
        none outstanding in 1997 and 1998                                       --                    --
    Common stock, par value $.01 per share, authorized
        45,000,000 shares in 1997 and 1998; issued 24,900,000
        and outstanding 24,225,000 shares in 1997 and 1998                     249                   249
    Additional paid-in capital                                              74,723                74,723
    Cumulative translation adjustment                                          256                   193
    Retained earnings                                                       12,773                17,307
    Common stock in treasury (at cost),
        675,000 shares in 1997 and 1998                                     (2,700)               (2,700)
                                                                         ---------             ---------

                  Total stockholders' equity                                85,301                89,772
                                                                         ---------             ---------

                                                                         $ 390,903             $ 420,729
                                                                         =========             =========


        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Thirteen Weeks Ended
                                                                  -----------------------------
                                                                  March 30,            March 29,
                                                                    1997                 1998
                                                                  --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  7,894             $  6,472
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization -                              5,732                6,924
        Minority interest in income of
            consolidated companies                                   2,993                3,158
        (Increase) decrease in working capital -
            Accounts receivable, net                               (24,330)             (24,774)
            Inventories                                                430                2,422
            Accounts payable                                         7,481                7,607
            Accrued liabilities                                      8,096                9,981
            Other                                                     (541)                 837
                                                                  --------             --------

             Net cash provided by operating activities               7,755               12,627
                                                                  --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property, plant and equipment                      (8,320)             (17,410)
                                                                  --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on notes
        payable and bank overdrafts                                  2,290                3,711
    Net borrowings (repayments) of long-term debt                   (1,720)               5,184
    Cash dividends                                                  (1,938)              (1,938)
    Distributions to minority interest partners                         --               (2,701)
                                                                  --------             --------

             Net cash provided by (used in)
                 financing activities                               (1,368)               4,256
                                                                  --------             --------

EFFECT OF EXCHANGE RATE CHANGES                                       (608)                (230)
                                                                  --------             --------

CASH AND CASH EQUIVALENTS:
    Net decrease during the period                                  (2,541)                (757)
    Beginning balance                                               12,029                7,363
                                                                  --------             --------

             Ending balance                                       $  9,488             $  6,606
                                                                  ========             ========


Supplemental Cash Flow Disclosures:
    Interest paid                                                 $  1,495             $  1,612
    Income taxes paid                                             $  2,048             $    423


        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands except share and per share data)
                                   (Unaudited)

1)    Basis of Presentation and Use of Estimates --
      The consolidated financial statements of Sauer Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of December 31, 1997 and March 29, 1998, and results of operations and cash flows for the thirteen weeks ended March 30, 1997 and March 29, 1998. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Company's Initial Public Offering prospectus as filed with the Securities and Exchange Commission dated May 11, 1998.

2)    New Accounting Principles --
      In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net income and foreign currency translation adjustments, amounted to $4,242 and $6,409 for the thirteen-week period ended March 30, 1997 and March 29, 1998, respectively.

3)    Basic and Diluted Per Share Data --
      Basic and diluted income per common share data have been computed by dividing net income by the basic and diluted weighted average number of shares of common stock outstanding.

4)    Segment and Geographic Information --
      The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consists of the design, manufacture and sale of hydraulic systems and other related components.

      The following table presents the significant items by segment for the results of operations for each of the thirteen week periods ending March 30, 1997 and March 29, 1998 and balance sheet data as of December 31, 1997 and March 29, 1998, respectively:

                                                            All
      1997               North America       Europe        Other         Eliminations        Total
                         -------------       ------       -------        -------------       -----
Trade sales              $ 82,854            $ 52,878      $    128             -            $135,860
Intersegment sales          8,429               7,985             -       (16,414) (1)              -
Net income (loss)           6,976               3,402          (653)       (1,831) (2)          7,894
Total assets              202,335             184,533       159,223      (155,188) (3)        390,903

      1998

Trade sales              $ 97,518             $ 55,063      $   295              -            $152,876
Intersegment sales          9,322               10,783          165        (20,270) (1)              -
Net income (loss)           6,467                1,652         (497)        (1,150) (2)          6,472
Total assets              229,891              195,580      159,093       (163,835) (3)        420,729

Reconciliations:

(1)  Elimination of intersegment sales.

(2) Net income eliminations:


                                                                  1997                1998
                                                               -------             -------
      Minority interest in German Operating Company            $(1,164)            $  (937)
      Other                                                       (667)               (213)
                                                               -------             -------
Total net income eliminations                                  $(1,831)            $(1,150)
                                                               =======             =======

(3) Total assets eliminations:

                                                               1997                  1998
                                                            ---------             ---------
      Investment in subsidiaries                            $(137,095)            $(137,095)
      Intersegment receivables                                (16,230)              (25,789)
      Intersegment profit in inventory and other               (1,863)                 (951)
                                                            ---------             ---------
Total assets eliminations                                   $(155,188)            $(163,835)
                                                            =========             =========

A summary of the Company's net sales by product line is presented below:



                                                 Net sales
                                        ----------------------------
                                          1997                1998
                                        --------            --------
Hydrostatic transmissions               $105,117            $118,690
Gear pumps and motors                     19,846              20,475
Electrohydraulics and others              10,897              13,711
                                        --------            --------
      Total                             $135,860            $152,876
                                        ========            ========

A summary of the Company's net sales and long-lived assets by geographic area is presented below :

                                                                            Long-Lived
                                     Net sales (1)                           Assets (2)
                           ----------------------------            ----------------------------
                             1997                1998                1997                1998
                           --------            --------            --------            --------
United States              $ 79,493            $ 95,931            $106,120            $114,671
Germany                      34,630              40,094              26,517              23,257
United Kingdom               15,376              15,547              19,400              20,860
Other countries               6,361               1,304              44,067              45,951
                           --------            --------            --------            --------
      Total                $135,860            $152,876            $196,104            $204,739
                           ========            ========            ========            ========

(1)   Net sales are attributed to countries based on location of customer.

(2) Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.

      No single customer accounted for 10% or more of total consolidated sales in any period presented.

5)    Subsequent Events --

      On April 6, 1998, the Board of Directors adopted, and on April 22, 1998, the Stockholders approved, an amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock from 3,000 to 45,000,000 and an increase in the number of shares of preferred stock from 300 to 4,500,000.

      on April 7, 1998, the Board of Directors adopted, and on April 22, 1998, the Stockholders approved, a 12,500-for-1 common stock split, in the form of a reclassification and exchange, increasing the number of shares of common stock issued and outstanding from 1,992 and 1,938, respectively, to 24,900,000 and 24,225,000, respectively, and the par value of a share of common stock was reduced from $5,000 to $.01. As a result of the reduction in the par value of the common stock, the amount of the Company's common stock was reduced by transferring $9,711 from the common stock account to the additional paid-in-capital account. The financial statements (including share and per share amounts) have been restated to reflect these actions.

      Effective May 15, 1998, Sauer Inc. completed an initial public offering of its common stock. The net proceeds to the Company from the sale of this stock amounted to $48,965. The net proceeds were used to repay $15,000 of long-term indebtedness, $14,625 to fund the purchase of the real estate and building for the Company's main facility in Germany, and the balance was used to repay short-term indebtedness.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The information discussed below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and rely heavily on the Company's interpretations of what it considers key economic assumptions, and involve risks and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements , include, but are not limited to, general economic conditions, foreign currency movements, pricing and product initiatives and other actions taken by competitors, labor relations, the Company's execution of internal performance plans, and other changes to business conditions.

Results of Operations

Net sales - Net sales for first quarter 1998 of $152.9 million increased by $17.0 million, or 12.5% from first quarter 1997 net sales of $135.9 million. Net sales increased by 15.0% excluding the impact of currency fluctuation. Sales of electrohydraulics and other products and hydrostatic transmissions continue to account for the major portion of the growth in net sales. North American net sales for the first quarter 1998 of $97.5 million increased by $14.6 million, or 17.7% from first quarter 1997 net sales of $82.9 million. European net sales for the first quarter 1998 of $55.1 million increased by $2.2 million, or 4.2% from first quarter 1997 net sales of $52.9 million. European net sales increased by 10.6% excluding the impact of currency fluctuation. Net sales to East Asia for the first quarter 1998 decreased by $3.1 million, or 55.7% from the first quarter of 1997, reflecting the impact of the Asian crisis and timing of receipt of orders for shipment between quarters.

Cost of sales - Cost of sales for first quarter 1998 of $118.1 million were 77.2% of net sales, compared to 74.6% of net sales for first quarter 1997. The first quarter 1998 cost of sales were adversely impacted by costs relating to the significant investments being made in manufacturing processes and capacity, including the move of the Minneapolis electrohydraulics operations to a larger facility, construction of the Lawrence plant, equipment repair and removal costs in the German operations, and production start-up costs of a new cam lobe motor in Slovakia, as well as the decrease in the higher margin East Asia net sales. With the exception of the costs relating to the Minneapolis and German operations, the Company expects that cost of sales will continue to be negatively impacted by the above mentioned items for the remainder of 1998.

Selling, general and administrative expenses - Selling, general and administrative expenses for first quarter 1998 of $13.4 million increased by $1.4 million, or 11.6% from first quarter 1997 expenses of $12.0 million. The increase reflects the investment being made in sales and marketing, information technology, and training to support the Company's growth plans and investments being made in manufacturing and research and development.

Research and development expenses - Research and development expenses for first quarter 1998 of $5.8 million increased by $.6 million, or 11.5% from first quarter 1997 expenses of $5.2 million.

Nonoperating expenses, net - Net nonoperating expenses for first quarter 1998 of $2.0 million increased by $.2 million from first quarter 1997 net expenses of $1.8 million. Net interest expense for first quarter 1998 of $2.2 million increased by $.9 million from first quarter 1997 net expense of $1.3 million, reflecting higher bank borrowings from increased capital expenditures and working capital to support growth in sales. Other, net expenses for the first quarter 1998 decreased by $.6 million from first quarter 1997 relating to numerous immaterial items.

Provision for income taxes - Provision for income taxes for first quarter 1998 of $3.9 million decreased by $.7 million from first quarter 1997 expenses of $4.6 million. The decrease comes from the decrease in net income before income taxes and minority interest of $2.0 million and the decrease in the effective tax rate for first quarter 1998 of 29.0% from the first quarter 1997 rate of 29.9%.

Net income - Net income for the first quarter 1998 of $6.5 million decreased by $1.4 million, or 17.7% from first quarter 1997 net income of $7.9 million. Net income was impacted by the higher cost of sales, selling, general and administrative expenses, and research and development expenses, all relating to the investments being made as detailed above. Net income was also impacted by the increase in interest expense of $.9 million. North American first quarter 1998 net income of $6.5 million decreased by $.5 million, or 7.1%, from first quarter 1997 net income of $7.0 million. European first quarter 1998 net income of $1.7 million decreased by $1.7 million, or 50%, from first quarter 1997 net income of $3.4 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been from internally generated funds and from borrowings under it's credit facilities.

Net cash provided by operating activities for first quarter 1998 of $12.6 million increased by $4.8 million from first quarter 1997 of $7.8 million. The increase comes from a reduction in inventories and increases in accounts payable and accrued liabilities.

Net borrowing increases under short and long term credit facilitates for the first quarter 1998 were $8.9 million compared to first quarter 1997 of $.6 million.

The cash provided by operating activities and borrowings have funded first quarter 1998 capital expenditures of $17.4 million, dividends of $1.9 million and distributions to minority interest partners of $2.7 million.

Capital expenditures for the first quarter 1998 of $17.4 million increased by $9.1 million from first quarter 1997 capital expenditures of $8.3 million. The increase relates to investments made in manufacturing equipment and the building of the manufacturing plant in Lawrence, Kansas.

The Company believes that increased levels of capital expenditures will be required over the next three years to expand capacity, improve efficiency and remain competitive. As a result, the Company expects capital expenditures to be in the range of $150-$230 million during 1998-2000. Capital expenditures will be applied primarily to the building of a new manufacturing facility in Lawrence, to the acquisition of the real estate and building of its main facility in Germany previously leased, to the purchase of manufacturing equipment for each of its manufacturing plants to increase production capacity for new and existing products, to increase production efficiencies, to improve product quality and for replacement purposes. The Lawrence plant will produce medium power hydrostatic transmissions. The additional plant will free up capacity at the Company's Ames facility which will be used to expand the production of high power hydrostatic transmissions. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency. The Company plans to fund this increased level of capital expenditures from internally generated funds, increased borrowings under its credit facilities and funds obtained from the sale of shares. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

Effective May 15, 1998, the Company completed its initial public offering of common stock. The net proceeds to the Company from the sale amounted to approximately $49.0 million. The net proceeds were used to repay $15.0 million of long-term indebtedness, $14.6 million to fund the purchase of the real estate and building for the Company's main facility in Germany, and the balance was used to repay short-term indebtedness.

Other Matters

Year 2000 Compliance - The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company has plans in place to upgrade its business systems software in the U.S. and Europe that will modify the software to make it Year 2000 compliant. The upgrades are obtained from the Company's software vendors under the normal ongoing maintenance agreements. The upgrades will be implemented primarily by the Company's information technology staff, with support from outside contractors as needed. The cost of the Company's information technology staff to upgrade the business systems software is not separately accounted for or estimated. The cost of outside contractors is not expected to be material to the Company's results of operations. The Company's manufacturing operations make extensive use of computer controlled machine tools. The Company is currently evaluating Year 2000 compliance impact on these machine tools and has determined they will need to be upgraded to make them Year 2000 compliant. The Company does not have an estimate of the cost of upgrading these machine tools. As part of the evaluation the Company is working with suppliers of the machine tools to understand their plans. The Company's products are not affected by the Year 2000 issue. The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Euro Currency Conversion - The Company has formed a team to evaluate and plan for the Euro currency conversion. The Company's business systems are multi-currency functional and the Company's European operations transact business today in various European currencies. The Company does not have an estimate of the cost to implement the Euro currency, but does not expect the cost to have a material effect on the Company's financial condition or results of operations.

Asian Crisis Impact - Several countries in Asia are experiencing a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. The Company has a 60% interest in a joint venture located in Shanghai, China, which manufactures and sells high power hydrostatic transmissions, and the Company also has export sales into Asia. The joint venture business and export sales have been and will continue to be affected by the economic crisis. With total assets of $10.5 million located in China and total Asian sales for 1997 of $15.5 million, the Company expects the crisis to have some effect on results of operations, particularly given the higher margins of such sales. Many of the Company's customers also sell into Asia. Any impact on their sales could have an impact on the Company's sales. The Company's does not believe this impact on its sales, either individually or together with the impact of the Asian crisis on export sales and the joint venture business, will have a material adverse effect on its financial condition or results of operations, although there can be no assurance in this regard.

PART II.  OTHER INFORMATION
ITEM 2.  Changes in Securities and Use of Proceeds.

      (d) The following information relates to the registration statement filed by the Company under the Securities Act of 1933 on Form S-1 (the "Registration Statement").

            The Registration Statement was declared effective on May 11, 1998, and the Commission File No. is 333-48299. The offering commenced on May 12, 1998. The offering has terminated with all registered securities being sold. The managing underwriters were Credit Suisse First Boston Corporation, global lead manager, Smith Barney Inc., and Deutsche Morgan Grenfell Inc.

      All securities registered were shares of the Company's Common Stock, par value $.01 per share. The following information relates to securities sold by the Company and the selling stockholders:

                                                                                         Aggregate
                                                Aggregate                                 Offering
                              Amount             Offering                                  Price Of
                            Registered            Price               Amount Sold         Amount Sold
                            ----------            -----               -----------         -----------
Company                  3,000,000 shares     $ 54,000,000          3,000,000 shares      $ 54,000,000
Selling Stockholders     6,000,000 shares     $108,000,000          6,000,000 shares      $108,000,000

      From the May 11, 1998 effective date of the Registration Statement through June 25, 1998, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the common stock registered:

                                                                              Amount
                                                                              ------
      Underwriting Discounts and Commissions                                $2,700,000
      Other Expenses (including accounting, legal, and printing)            $2,335,000(1)
                                                                            ----------
                                    Total                                   $5,035,000
                                                                            ==========

      (1)These expenses are based upon reasonable estimates.

      None of the above expenses were paid directly or indirectly to directors or officers of the Company, or to persons owning 10% or more of the Company's common stock, or to affiliates of the Company.

      The net offering proceeds to the issuer after deducting the total expenses described in the preceding paragraph were $48,965,000. From the May 11, 1998 effective date of the Registration Statement through June 25, 1998, the net offering proceeds to the Company have been used as follows:

                                                                                  Amount
                                                                                  ------
      Repayment of long-term indebtedness                                       $15,000,000
      Purchase of real estate, plant, and building for the Company's
          main facility in Germany                                              $14,625,000(1)
      Reduce short-term indebtedness                                            $19,340,000
                                                                                -----------
                                    Total                                       $48,965,000
                                                                                ===========

      (1)The real estate and improvements were purchased from, and the proceeds were paid to, Sauer Hydraulik, which is wholly-owned by Klaus Murmann and his family. Klaus Murmann is Chairman of the Board of Directors and Chief Executive Officer and a 10% stockholder of the Company.

      All payments other than the payment to Sauer Hydraulik were made to others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      By consent of stockholders in lieu of special meeting dated March 13, 1998, the stockholders of the Company approved the Restated Certificate of Incorporation of the Company which added a class of Preferred Stock and amended and added provisions regarding corporate governance. The consent was executed by stockholders owning 90% of the Company's outstanding capital stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

Exhibit
   No.      Description of Document
   ---      -----------------------
3.1         The Restated Certificate of Incorporation of the Company dated March
            13, 1998, is attached as Exhibit 3.1 to the Company's Form S-1
            Registration Statement filed on March 20, 1998, and is incorporated herein by reference.

3.2 The Restated Bylaws of the Company dated March 13, 1998, are attached as Exhibit 3.2 to the Company's Form S-1 Registration
            Statement filed on March 20, 1998, and is incorporated herein by reference.

4           The form of Certificate of the Company's Common Stock, $.01 Par
            Value, is attached as Exhibit 4.1 to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(a)     The Registration Rights Agreement is attached as Exhibit 10.1(b) to
            Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(b) The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1
            Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(c) The Lease Agreement for the Company's Neumunster, Germany facility is attached as Exhibit 10.1(e) to Amendment No. 1 to the Company's
            Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(d) The Lease Agreement for the Company's Dubnica, Slovakia facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company's Form
            S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(e) The Lease Agreement for the Company's Swindon, England facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company's Form
            S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(f) The Lease Agreement for the Company's Minneapolis, Minnesota facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(g) The Lease Agreement for the Company's Newtown, Pennsylvania facility is attached as Exhibit 10.1(i) to Amendment No. 1 to the Company's
            Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(h) The Lease Agreement for the Company's Shanghai/Pudong, China facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(i)     The Employment Contract with Klaus Murmann is attached as Exhibit
            10.1(k) to Amendment No. 1 to the Company's Form S-1 Registration
            Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(j)     The Employment Contract with Tonio Barlage is attached as Exhibit
            10.1(l) to Amendment No. 1 to the Company's Form S-1 Registration
            Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(k)     The Employment Contract with Thomas Kittel is attached as Exhibit
            10.1(m) to Amendment No. 1 to the Company's Form S-1 Registration
            Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(l)     The Sauer Inc. Phantom Share Plan is attached as Exhibit 10.1(n) to
            Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(m)     The Sauer Inc. Bonus Plan is attached as Exhibit 10.1(o) to
            Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(n)     The Sauer Inc. Management Incentive Plan is attached as Exhibit
            10.1(r) to Amendment No. 1 to the Company's Form S-1 Registration
            Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(o)     The Sauer-Sundstrand Employees' Retirement Plan is attached as
            Exhibit 10.1(s) to Amendment No. 1 to the Company's Form S-1
            Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(p) The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(q) The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand
            Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(r) The Sauer-Sundstrand Employees' Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company's Form
            S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(s)     The Retirement Benefits Agreement for Klaus Murmann is attached as
            Exhibit 10.1(w) to Amendment No. 1 to the Company's Form S-1
            Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(t)     The Retirement Benefits Agreement for Tonio Barlage is attached as
            Exhibit 10.1(x) to Amendment No. 1 to the Company's Form S-1
            Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(u) The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

27.1        Financial data schedule.

            (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended
            March 29, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Sauer Inc.


                                 By /s/ Kenneth D. McCuskey


                                 -------------------------------


                                 Kenneth D. McCuskey, Secretary/Treasurer and
                                         Chief Accounting Officer
                                                Sauer Inc.


June 24, 1998