Form 10-Q
period 1998-06-28
SAUER INC
filed 1998-08-12
CIK 865754

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 1998

                                       OR

( )   TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from                 to
                                                          ---------------
      ----------------


                        Commission File Number 333-48299


                                   SAUER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                          36-3482074
--------------------------------------------------------------------------------
    (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                           Identification No.)

   2800 East 13th Street, Ames, Iowa                             50010-8600
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)



Registrant's telephone number, including area code           (515) 239-6000
                                                         -----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No    X
    ------     ------

As of June 28, 1998, 27,397,050 shares of Sauer Inc. common stock were outstanding.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I          FINANCIAL STATEMENTS

Item 1.  Financial Statements:

         Consolidated Statements of Income:
         Thirteen Weeks and Twenty-Six Weeks Ended June 29, 1997 and June 28, 1998          3

         Consolidated Balance Sheets:
         As of December 31, 1997 and June 28, 1998                                          4

         Consolidated Statements of Cash Flows:
         Twenty-Six Weeks Ended June 29, 1997 and June 28, 1998                             5

         Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         10


PART II         OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                         15

Item 4.  Submission of Matters to a Vote of Security Holders                               16

Item 6.  Exhibits and Reports on Form 8-K                                                  16


SIGNATURES                                                                                 19

                           SAUER INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                              Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                            ------------------------      ------------------------
                                             June 29,      June 28,       June 29,        June 28,
                                              1997           1998           1997           1998
                                            ---------      ---------      ---------      ---------
NET SALES                                   $ 146,273      $ 160,410      $ 282,133      $ 313,286
                                            ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
    Cost of sales                             107,130        118,385        208,470        236,522
    Selling, general and administrative        12,987         13,687         25,015         27,087
    Research and development                    5,081          5,479         10,264         11,229
                                            ---------      ---------      ---------      ---------

             Total costs and expenses         125,198        137,551        243,749        274,838
                                            ---------      ---------      ---------      ---------

             Operating income                  21,075         22,859         38,384         38,448
                                            ---------      ---------      ---------      ---------

NONOPERATING INCOME (EXPENSES):
    Interest expense, net                      (2,059)        (2,420)        (3,411)        (4,639)
    Royalty income                                418            203            668            453
    Other, net                                    197           (261)          (482)          (320)
                                            ---------      ---------      ---------      ---------

             Nonoperating expenses, net        (1,444)        (2,478)        (3,225)        (4,506)
                                            ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                          19,631         20,381         35,159         33,942

PROVISION FOR INCOME TAXES                     (6,028)        (6,152)       (10,669)       (10,083)
                                            ---------      ---------      ---------      ---------

INCOME BEFORE MINORITY INTEREST                13,603         14,229         24,490         23,859

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                     (3,345)        (3,605)        (6,338)        (6,763)
                                            ---------      ---------      ---------      ---------

             Net income                     $  10,258      $  10,624      $  18,152      $  17,096
                                            =========      =========      =========      =========

   Basic and diluted net income per
       common share outstanding             $    0.42      $    0.41      $    0.75      $    0.68
                                            =========      =========      =========      =========


    Dividends declared per common share     $    0.08      $    0.07      $    0.16      $    0.15
                                            =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)

                                                                                        (Unaudited)
                                                                         December 31,    June 28,
                            ASSETS                                          1997           1998
                            ------                                       ------------    ---------
CURRENT ASSETS:
    Cash and cash equivalents                                             $   7,363      $  19,713
    Accounts receivable, less allowances                                     77,170         92,248
    Inventories                                                              89,031         82,483
    Other current assets                                                      9,557          9,868
                                                                          ---------      ---------

                  Total current assets                                      183,121        204,312
                                                                          ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, net                                          191,690        229,320
                                                                          ---------      ---------

OTHER ASSETS
    Intangible assets, net                                                    2,964          2,477
    Deferred income taxes                                                     8,631          8,247
    Other                                                                     4,497          6,383
                                                                          ---------      ---------

                  Total other assets                                         16,092         17,107
                                                                          ---------      ---------

                                                                          $ 390,903      $ 450,739
                                                                          =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
    Notes payable and bank overdrafts                                     $  60,278      $  57,886
    Long-term debt due within one year                                          952          4,236
    Accounts payable                                                         46,392         47,947
    Accrued salaries and wages                                                6,385          7,812
    Accrued warranty                                                          9,398          9,080
    Other accrued liabilities                                                15,897         25,411
                                                                          ---------      ---------

                  Total current liabilities                                 139,302        152,372
                                                                          ---------      ---------

LONG-TERM DEBT                                                               75,198         67,909
                                                                          ---------      ---------

OTHER LIABILITIES:
    Long-term pension liability                                              28,959         29,318
    Postretirement benefits other than pensions                              11,989         12,462
    Deferred income taxes                                                     4,018          3,988
    Other                                                                    13,337         10,851
                                                                          ---------      ---------

                  Total other liabilities                                    58,303         56,619
                                                                          ---------      ---------

MINORITY INTEREST IN NET ASSETS OF
    CONSOLIDATED COMPANIES                                                   32,799         33,145
                                                                          ---------      ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share,
        authorized 4,500,000 shares in 1997 and 1998;
        none outstanding in 1997 and 1998                                        --             --
    Common stock, par value $.01 per share, authorized
        45,000,000 shares in 1997 and 1998; issued 24,900,000 shares in 1997 and 28,072,050 shares in 1998, outstanding 24,225,000
        shares in 1997 and 27,397,050 in 1998                                   249            281
    Additional paid-in capital                                               74,723        119,716
    Cumulative translation adjustment                                           256           (453)
    Retained earnings                                                        12,773         26,013
    Unamortized compensation - restricted stock                                  --         (2,163)
    Common stock in treasury (at cost),
        675,000 shares in 1997 and 1998                                      (2,700)        (2,700)
                                                                          ---------      ---------

                  Total stockholders' equity                                 85,301        140,694
                                                                          ---------      ---------

                                                                          $ 390,903      $ 450,739
                                                                          =========      =========

        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Twenty-Six Weeks Ended
                                                            ----------------------
                                                            June 29,      June 28,
                                                              1997          1998
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 18,152      $ 17,096
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization                         13,171        14,668
        Minority interest in income of
            consolidated companies                             6,338         6,763
        (Increase) decrease in working capital -
            Accounts receivable, net                         (24,373)      (15,301)
            Inventories                                         (496)        6,266
            Accounts payable                                  11,358         2,060
            Accrued liabilities                                6,967        10,637
            Other                                              1,280           241
                                                            --------      --------

              Net cash provided by operating activities       32,397        42,430
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property, plant and equipment               (24,909)      (53,438)
    Proceeds from sales of property,
        plant and equipment                                       23            --
                                                            --------      --------

              Net cash used in investing activities          (24,886)      (53,438)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on notes
        payable and bank overdrafts                           (6,301)        7,515
    Net borrowings (repayments) of long-term debt              6,769       (21,271)
    Cash dividends                                            (3,876)       (3,856)
    Net proceeds from initial public offering                     --        48,100
    Distributions to minority interest partners               (3,643)       (6,416)
                                                            --------      --------

              Net cash provided by (used in)
                  financing activities                        (7,051)       24,072
                                                            --------      --------

EFFECT OF EXCHANGE RATE CHANGES                                 (868)         (714)
                                                            --------      --------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period                   (408)       12,350
    Beginning balance                                         12,029         7,363
                                                            --------      --------

              Ending balance                                $ 11,621      $ 19,713
                                                            ========      ========


Supplemental Cash Flow Disclosures:
    Interest paid                                           $  4,121      $  5,413
    Income taxes paid                                       $  9,678      $  5,222

Supplemental schedule of noncash investing and financing activities:

    During the thirteen-week period ending June 28, 1998 the Company purchased the real estate and building of its main facility in Germany for $23,470. In conjunction with the acquisition, liabilities were assumed as follows:

              Fair value of assets acquired                               $ 23,470
              Cash paid for the real estate and building                   (15,680)
                                                                          --------

                  Liabilities assumed                                     $  7,790
                                                                          ========

        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION AND USE OF ESTIMATES -

      The consolidated financial statements of Sauer Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of December 31, 1997 and June 28, 1998, and results of operations for the thirteen weeks and twenty-six weeks ended June 29, 1997 and June 28, 1998 and cash flows for the twenty-six weeks ended June 29, 1997 and June 28, 1998. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Company's Initial Public Offering prospectus as filed with the Securities and Exchange Commission dated May 11, 1998.

2)    NEW ACCOUNTING PRINCIPLES -

      In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net income and foreign currency translation adjustments, amounted to $9,260 and $9,978 for the thirteen-week period ended June 29, 1997 and June 28, 1998, respectively, and $13,502 and $16,387 for the twenty-six week period ended June 29, 1997 and June 28, 1998, respectively.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. As the Company does not currently have any such instruments outstanding, the Company does not believe that this statement will have any material effect on the Company's results of operations.

3)    BASIC AND DILUTED PER SHARE DATA -

      Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method which applies the unamortized compensation expense to repurchase shares of common stock. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and twenty-six week periods ending June 29, 1997 and June 28, 1998:

                                    June 29, 1997                      June 28,1998
                                    -------------                      ------------
                       Net Income      Shares        EPS   Net Income     Shares         EPS
                       ----------      ------        ---   ----------     ------         ---
Thirteen Weeks:
---------------
Basic net income         $10,258     24,225,000     $ .42    $10,624     25,807,418     $ .41
Effect of Dilutive
Securities:
    Restricted stock                                                          8,077
                         -------     ----------     -----    -------     ----------     -----
Diluted net income       $10,258     24,225,000     $ .42    $10,624     25,815,495     $ .41
                         =======     ==========     =====    =======     ==========     =====

Twenty-Six Weeks:
-----------------
Basic net income         $18,152     24,225,000     $ .75    $17,096     25,029,469     $ .68
Effect of Dilutive
Securities:
    Restricted stock                                                          4,107
                         -------     ----------     -----    -------     ----------     -----
Diluted net income       $18,152     24,225,000     $ .75    $17,096     25,033,576     $ .68
                         =======     ==========     =====    =======     ==========     =====

4)    SEGMENT AND GEOGRAPHIC INFORMATION -

      The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consists of the design, manufacture and sale of hydraulic systems and other related components.

      The following table presents the significant items by segment for the results of operations for each of the thirteen and twenty-six week periods ending June 29, 1997 and June 28, 1998 and balance sheet data as of December 31, 1997 and June 28, 1998, respectively:

Thirteen Weeks Ended                                            All
  June 29, 1997           North America       Europe           Other          Eliminations          Total
  -------------           -------------       ------           -----          ------------          -----
Trade sales                 $  91,061       $  54,937       $     275               --           $ 146,273
Intersegment sales              9,417           8,911             107          (18,435)(1)              --
Net income (loss)               8,428           3,160            (483)            (847)(2)          10,258
Total assets                  202,335         184,533         159,223         (155,188)(3)         390,903

  June 28, 1998

Trade sales                 $ 103,368       $  56,701       $     341               --           $ 160,410
Intersegment sales              9,261           9,745             224          (19,230)(1)              --
Net income (loss)               8,691           4,053            (829)          (1,291)(2)          10,624
Total assets                  218,315         222,382         189,792         (179,750)(3)         450,739

Twenty-Six Weeks Ended                                          All
  June 29, 1997           North America       Europe           Other          Eliminations          Total
  -------------           -------------       ------           -----          ------------          -----
Trade sales                 $ 173,915       $ 107,815       $     403               --           $ 282,133
Intersegment sales             17,846          16,896             107          (34,849)(1)              --
Net income (loss)              15,404           6,562          (1,136)          (2,678)(2)          18,152
Total assets                  202,335         184,533         159,223         (155,188)(3)         390,903

  June 28,1998

Trade sales                 $ 200,886       $ 111,764       $     636               --           $ 313,286
Intersegment sales             18,583          20,528             389          (39,500)(1)              --
Net income (loss)              15,158           5,705          (1,326)          (2,441)(2)          17,096
Total assets                  218,315         222,382         189,792         (179,750)(3)         450,739

Reconciliations:

(1)   Elimination of intersegment sales.

(2)   Net income eliminations - minority interest in German Operating Company.

(3)   Total assets eliminations:

                                                          1997           1998
                                                        ---------      ---------
         Investment in subsidiaries                     $(137,095)     $(141,411)
         Intersegment receivables                         (16,230)       (38,261)
         Intersegment profit in inventory and other        (1,863)           (78)
                                                        ---------      ---------

Total assets eliminations                               $(155,188)     $(179,750)
                                                        =========      =========

A summary of the Company's net sales by product line is presented below:

                                                             Net sales
                                                             ---------
                                       Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                       --------------------             ----------------------
                                        1997           1998              1997           1998
                                        ----           ----              ----           ----
Hydrostatic transmissions             $114,775       $125,789          $219,892       $244,479
Gear pumps and motors                   19,277         20,544            39,123         41,019
Electrohydraulics and others            12,221         14,077            23,118         27,788
                                      --------       --------          --------       --------

                                      $146,273       $160,410          $282,133       $313,286
                                      ========       ========          ========       ========

A summary of the Company's net sales and long-lived assets by geographic area is presented below :

                                                                          Long-Lived Assets
                                    Net sales (1)                             Assets (2)
                                    -------------                             ----------
                    Thirteen Weeks Ended      Twenty-Six Weeks Ended
                    ---------------------     ----------------------
                      1997         1998         1997          1998         1997         1998
                    --------     --------     --------      --------     --------     --------
United States       $ 87,625     $101,036     $167,118      $196,967     $106,120     $120,413
Germany               28,441       28,408       55,379        58,370       26,517       39,511
United Kingdom        10,313       10,608       23,000        22,753       19,400       20,519
Other countries       19,894       20,358       36,636        35,196       44,067       51,354
                    --------     --------     --------      --------     --------     --------

         Total      $146,273     $160,410     $282,133      $313,286     $196,104     $231,797
                    ========     ========     ========      ========     ========     ========

(1)   Net sales are attributed to countries based on location of customer.

(2) Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.

      No single customer accounted for 10% or more of total consolidated sales in any period presented.

5)    LONG-TERM INCENTIVE PLAN

      The Company's Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares and other incentive awards to officers and key employees and for the reimbursement to certain participants for the personal income tax liability resulting from such awards.

      On June 1, 1998 the Company awarded 172,050 shares of restricted stock to a group of employees. The restricted stock award entitles the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of the award was established based on the market value of the stock as of the grant date. The shares vest beginning in year five after the date of grant at a rate of 20% per year thereafter.

      Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the life of the grant. Compensation expense recognized in the thirteen-week period ended June 28, 1998 amounted to $28.

6)    PURCHASE OF GERMAN FACILITY

      On May 1, 1998, the Company acquired the real estate and building of its main facility in Germany, which was previously leased, from Sauer Hydraulik which is owned by the Murmann family. The transaction was accounted for under rules governing transactions occurring between entities under common control. As such, the assets were recorded at their historical cost basis of $17,697, debt outstanding of $7,790 was assumed, cash of $15,680 was paid to Sauer Hydraulik and the excess of the facility's fair market value, as determined by an independent appraisal, paid over the seller's historical cost basis of $5,773 was recorded as a reduction in additional paid-in-capital.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 28, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29,
1997

Net sales - Net sales for second quarter 1998 of $160.4 million increased by $14.1 million, or 9.7% from second quarter 1997 net sales of $146.3 million. Net sales increased by 11.2% excluding the impact of currency fluctuation. Sales of electrohydraulics and other products and hydrostatic transmissions continue to account for the major portion of the growth in net sales. North American net sales for the second quarter 1998 of $103.4 million increased by $12.3 million, or 13.5% from second quarter 1997 net sales of $91.1 million. European net sales for the second quarter 1998 of $56.7 million increased by $1.8 million, or 3.2% from second quarter 1997 net sales of $54.9 million. European net sales increased by 7.2% excluding the impact of currency fluctuation. Net sales to East Asia for the second quarter 1998 decreased by $1.5 million, or 33.7% from the second quarter of 1997, reflecting the impact of the Asian crisis.

Cost of sales - Cost of sales for second quarter 1998 of $118.4 million were 73.8% of net sales, compared to 73.2% of net sales for second quarter 1997. The second quarter 1998 cost of sales were adversely impacted by costs relating to the significant investments being made in manufacturing processes and capacity, including construction of the Lawrence plant and production start-up costs of a new cam lobe motor in Slovakia, as well as the decrease in the higher margin East Asia net sales. The Company expects that cost of sales will continue to be negatively impacted by the above mentioned items for the remainder of 1998.

Selling, general and administrative expenses - Selling, general and administrative expenses for second quarter 1998 of $13.7 million increased by $.7 million, or 5.1% from second quarter 1997 expenses of $13.0 million. The increase reflects the investment being made in sales and marketing, information technology, and training to support the Company's growth plans and investments being made in manufacturing and research and development as well as general inflation.

Research and development expenses - Research and development expenses for second quarter 1998 of $5.5 million increased by $.4 million, or 7.8% from second quarter 1997 expenses of $5.1 million.

Nonoperating expenses, net - Net nonoperating expenses for second quarter 1998 of $2.5 million increased by $1.1 million from second quarter 1997 net expenses of $1.4 million. Net interest expense for second quarter 1998 of $2.4 million increased by $.4 million from second quarter 1997 net expense of $2.1 million, reflecting higher bank borrowings from increased capital expenditures and working capital to support growth in sales. Other, net expenses for the second quarter 1998 increased by $.6 million from second quarter 1997 relating to numerous immaterial items.

Provision for income taxes - Provision for income taxes for second quarter 1998 of $6.1 million increased by $.1 million from second quarter 1997 expenses of $6.0 million. The increase comes from the increase in net income before income taxes and minority interest of $.8 million partially offset by the decrease in the effective tax rate for second quarter 1998 of 30.2% from the second quarter 1997 rate of 30.7%.

Net income - Net income for the second quarter 1998 of $10.6 million increased by $.4 million, or 3.6% from second quarter 1997 net income of $10.2 million. Net income was aided by the higher sales volumes while partially offset by the higher cost of sales, selling, general and administrative expenses, and research and development expenses, all relating to the investments being made as detailed above. Net income was also impacted by the increase in interest expense of $.4 million. North American second quarter 1998 net income of $8.7 million increased by $.3 million, or 3.1%, from second quarter 1997 net income of $8.4 million. European second quarter 1998 net income of $4.1 million increased by $.9 million, or 28%, from second quarter 1997 net income of $3.2 million.

TWENTY-SIX WEEKS ENDED JUNE 28, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1997

Net sales - Net sales for first half 1998 of $313.3 million increased by $31.2 million, or 11.1% from first half 1997 net sales of $282.1 million. Net sales increased by 12.8% excluding the impact of currency fluctuation. Sales of electrohydraulics and other products and hydrostatic transmissions continue to account for the major portion of the growth in net sales. North American net sales for the first half 1998 of $200.9 million increased by $27.0 million, or 15.5% from first half 1997 net sales of $173.9 million. European net sales for the first half 1998 of $111.8 million increased by $3.9 million, or 3.7% from first half 1997 net sales of $107.8 million. European net sales increased by 8.2% excluding the impact of currency fluctuation. Net sales to East Asia for the first half 1998 decreased by $4.6 million, or 46.0% from the first half 1997, reflecting the impact of the Asian crisis.

Cost of sales - Cost of sales for the first half 1998 of $236.5 million were 75.5% of net sales, compared to 73.9% of net sales for first half 1997. The first half 1998 cost of sales were adversely impacted by costs relating to the significant investments being made in manufacturing processes and capacity, including the move of the Minneapolis electrohydraulics operations to a larger facility, construction of the Lawrence plant, equipment repair and removal costs in the German operations, and production start-up costs of a new cam lobe motor in Slovakia, as well as the decrease in the higher margin East Asia net sales. With the exception of the costs relating to the Minneapolis and German operations, the Company expects that cost of sales will continue to be negatively impacted by the above mentioned items for the remainder of 1998.

Selling, general and administrative expenses - Selling, general and administrative expenses for first half 1998 of $27.1 million increased by $2.0 million, or 8.1% from first half 1997 expenses of $25.1 million. The increase reflects the investment being made in sales and marketing, information technology, and training to support the Company's growth plans and investments being made in manufacturing and research and development as well as general inflation.

Research and development expenses - Research and development expenses for first half 1998 of $11.2 million increased by $.9 million, or 9.4% from first half 1997 expenses of $10.3 million.

Nonoperating expenses, net - Net nonoperating expenses for first half 1998 of $4.5 million increased by $1.3 million from first half 1997 net expenses of $3.2 million. Net interest expense for first half 1998 of $4.6 million increased by $1.2 million from first half 1997 net interest expense of $3.4 million, reflecting higher bank borrowings from increased capital expenditures and working capital to support growth in sales. Other, net expenses for the first half 1998 decreased by $.1 million from first half 1997 relating to numerous immaterial items.

Provision for income taxes - Provision for income taxes for first half 1998 of $10.1 million decreased by $.6 million from first half 1997 provision of $10.7 million. The decrease comes from the decrease in net income before income taxes and minority interest of $1.2 million and by the decrease in the effective tax rate for first half 1998 of 29.7% from the first half 1997 rate of 30.3%.

Net income - Net income for the first half 1998 of $17.1 million decreased by $1.1 million, or 5.8% from first half 1997 net income of $18.2 million. Net income was impacted by the higher cost of sales, selling, general and administrative expenses, and research and development expenses, all relating to the investments being made as detailed above. Net income was also impacted by the increase in interest expense of $1.2 million. North American first half 1998 net income of $15.2 million decreased by $.2 million, or 1.6%, from first half 1997 net income of $15.4 million. European first half 1998 net income of $5.7 million decreased by $.9 million, or 13%, from first half 1997 net income of $6.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds, from borrowings under it's credit facilities and from the Company's recent initial public offering.

Net cash provided by operating activities for the twenty-six week period ended June 28, 1998 of $42.4 million increased by $10.0 million from the twenty-six week period ended June 29, 1997 of $32.4 million. The increase between periods arises primarily from a reduction in inventories and increases in accrued liabilities.

Net borrowing decreases under short and long term credit facilitates for the twenty-six week period ended June 28, 1998 were $13.8 million compared to the net increases in the twenty-six week period ended June 29, 1997 of $.5 million. Net borrowings decreased during the first half of 1998 due to the net proceeds from the Company's initial public offering of $48.1 million during the second quarter.

The cash provided by operating activities and the initial public offering have funded first half 1998 capital expenditures of $53.4 million, dividends of $3.9 million and distributions to minority interest partners of $6.4 million.

Capital expenditures for the first half of 1998 of $53.4 million increased by $28.5 million from the first half 1997 capital expenditures of $24.9 million. The increase relates to investments made in manufacturing equipment, the acquisition of the real estate and building of the Company's main facility in Germany and the building of the manufacturing plant in Lawrence, Kansas, currently under construction.

The Company believes that increased levels of capital expenditures will be required over the next three years to expand capacity, improve efficiency and remain competitive. As a result, the Company expects capital expenditures to be in the range of $150-$230 million during 1998-2000. Capital expenditures will be applied primarily to the building of a new manufacturing facility in Lawrence, to the purchase of manufacturing equipment for each of its manufacturing plants and to increase production capacity for new and existing products, to increase production efficiencies, to improve product quality and for replacement purposes. The Lawrence plant will produce medium power hydrostatic transmissions. The additional plant will free up capacity at the Company's Ames facility which will be used to expand the production of high power hydrostatic transmissions. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency. The Company plans to continue to fund this increased level of capital expenditures from internally generated funds and increased borrowings under its credit facilities which have been reduced with the funds obtained from the sale of shares. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

Effective May 15, 1998, the Company completed its initial public offering of common stock. The net proceeds to the Company from the sale amounted to approximately $48.1 million. The net proceeds were used to repay $15.0 million of long-term indebtedness, $15.7 million to fund the purchase of the real estate and building for the Company's main facility in Germany, and the balance has been used to fund capital expenditures.

OTHER MATTERS

Year 2000 Compliance - The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company believes it has successfully upgraded its business systems software in both the U.S. and Europe to make the systems Year 2000 compliant. The upgrades were obtained from the Company's software vendors under the normal ongoing maintenance agreements. The upgrades have been implemented primarily by the Company's information technology staff, with support from outside contractors as needed. The cost of the Company's information technology staff to upgrade the business systems software has not been separately accounted for or estimated. The cost of outside contractors was not material to the Company's results of operations. The Company's manufacturing operations make extensive use of computer controlled machine tools. The Company is currently evaluating Year 2000 compliance impact on these machine tools and has determined they will need to be upgraded to make them Year 2000 compliant. The Company does not have an estimate of the cost of upgrading these machine tools. As part of the evaluation the Company is working with suppliers of the machine tools to understand their plans. The Company's products are not affected by the Year
2000 issue. The Company is currently contacting its suppliers and customers regarding their year 2000 status and anticipates completing this survey during the third quarter of 1998. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Euro Currency Conversion - The Company has formed a team to evaluate and plan for the Euro currency conversion. The team has met with customers and suppliers in order to define necessary requirements. The required internal changes are currently being researched and specified. The Company's business systems are already multi-currency functional and the Company's European operations transact business today in various European currencies. The Company does not have an estimate of the cost to implement the Euro currency, but does not expect the cost to have a material effect on the Company's financial condition or results of operations.

Asian Crisis Impact - Several countries in Asia are experiencing a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. The Company has a 60% interest in a joint venture located in Shanghai, China, which manufactures and sells high power hydrostatic transmissions, and the Company also has export sales into Asia. The joint venture business and export sales have been and will continue to be affected by the economic crisis. Sales for the second quarter were down 34% from 1997 and year to date sales are down 46% from 1997 levels. With total assets of $10.5 million located in China and total Asian sales for 1997 of $15.5 million, the Company expects the crisis to continue to have some adverse effect on results of operations, particularly given the higher margins of such sales. In addition, many of the Company's customers also sell into Asia. Any impact on their sales could have an adverse impact on the Company's sales. However, the Company does not believe this impact on its sales, either individually or together with the impact of the Asian crisis on export sales and the joint venture business, will have a material adverse effect on its financial condition or results of operations, although there can be no assurance in this regard.

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

         From the May 11, 1998 effective date of the Registration Statement through August 12, 1998, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the common stock registered:

                                                                                  Amount
                                                                                  ------
         Underwriting Discounts and Commissions                                 $2,700,000
         Other Expenses (including accounting, legal, and printing)             $3,200,000(1)
                                                                                ----------

                                                     Total                      $5,900,000

         (1)These expenses are based upon reasonable estimates.

         None of the above expenses were paid directly or indirectly to directors or officers of the Company, or to persons owning 10% or more of the Company's common stock, or to affiliates of the Company.

         The net offering proceeds to the issuer after deducting the total expenses described in the preceding paragraph were $48,100,000. From the May 11, 1998 effective date of the Registration Statement through August 12, 1998, the net offering proceeds to the Company have been used as follows:

                                                                                  Amount
                                                                                  ------
         Repayment of long-term indebtedness                                    $15,000,000
         Purchase of real estate, plant, and building for the Company's
             main facility in Germany                                           $15,680,000(1)
         Other capital expenditures                                             $17,420,000
                                                                                -----------

                                                     Total                      $48,100,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the 1998 annual meeting of stockholders held on April 22, 1998, the stockholders of the Company approved the Amendment of Certificate of Incorporation which increased the authorized capital stock of the Company from 3,000 shares of Common Stock and 300 shares of Preferred Stock to 45,000,000 shares of Common Stock and 4,500,000 shares of Preferred Stock, reclassified and converted the existing issued stock pursuant to a 12,500-for-one stock split, and reduced the par value of the Company's stock from $5,000 per share to $.01 per share. The amendment was approved by stockholders owning approximately 99% of the Company's outstanding capital stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

Exhibit
  No.    Description of Document
-------  -----------------------

3.1 The Restated Certificate of Incorporation of the Company dated April 23, 1998, is attached as Exhibit 3.1(c) to the Company's Form S-1 Registration Statement filed on March 20, 1998, and is incorporated herein by reference.

3.2 The Restated Bylaws of the Company dated March 13, 1998, are attached as Exhibit 3.2 to the Company's Form S-1 Registration Statement filed on March 20, 1998, and is incorporated herein by reference.

4.1 The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4.1 to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(a) The Amended and Restated Agreement Regarding the Establishment of a Silent Partnership Agreement is attached as Exhibit 10.1(a) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(b) The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(c) The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.


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

10.1(v) The Sauer Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No 1. to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(w) The Sauer Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(x) The Purchase Agreement for the Neumunster, Germany Facility is attached as Exhibit 10.1(d) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

27.1     Financial data schedule.

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended June 28, 1998.

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

August 12, 1998