Form 10-Q
period 1998-09-27
SAUER INC
filed 1998-11-12
CIK 865754

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(Mark One)



      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 27, 1998

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ---------------

                        Commission File Number 333-48299


                                   SAUER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 36-3482074
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

   2800 East 13th Street, Ames, Iowa                                  50010-8600
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)



Registrant's telephone number, including area code       (515) 239-6000
                                                   -----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----        -----

As of September 27, 1998, 27,397,050 shares of Sauer Inc. common stock were outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I          FINANCIAL STATEMENTS

Item 1.   Financial Statements:

         Consolidated Statements of Income:
         Thirteen Weeks and Thirty-Nine Weeks Ended
          September 28, 1997 and September 27, 1998                           3

         Consolidated Balance Sheets:
         As of December 31, 1997 and September 27, 1998                       4

         Consolidated Statements of Cash Flows:
         Thirty-Nine Weeks Ended September 28, 1997 and September 27, 1998    5

         Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11


PART II         OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 6.   Exhibits and Reports on Form 8-K                                   18


SIGNATURES                                                                   21

                           SAUER INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                              Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                          ----------------------------   ----------------------------
                                          September 28,  September 27,   September 28,  September 27,
                                              1997           1998            1997           1998
                                          -------------  -------------   -------------  -------------
NET SALES                                   $ 118,906      $ 123,992      $ 401,039      $ 437,278
                                            ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
    Cost of sales                              88,883         92,163        297,353        328,685
    Selling, general and administrative        12,930         13,382         37,945         40,469
    Research and development                    4,700          5,305         14,964         16,534
                                            ---------      ---------      ---------      ---------

             Total costs and expenses         106,513        110,850        350,262        385,688
                                            ---------      ---------      ---------      ---------

             Operating income                  12,393         13,142         50,777         51,590
                                            ---------      ---------      ---------      ---------

NONOPERATING INCOME (EXPENSES):
    Interest expense, net                      (1,802)        (1,873)        (5,213)        (6,512)
    Royalty income                                332            151          1,000            604
    Other, net                                   (462)          (139)          (944)          (459)
                                            ---------      ---------      ---------      ---------

             Nonoperating expenses, net        (1,932)        (1,861)        (5,157)        (6,367)
                                            ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                          10,461         11,281         45,620         45,223

PROVISION FOR INCOME TAXES                     (3,239)        (3,906)       (13,908)       (13,989)
                                            ---------      ---------      ---------      ---------

INCOME BEFORE MINORITY INTEREST                 7,222          7,375         31,712         31,234

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                     (1,710)        (1,335)        (8,048)        (8,098)
                                            ---------      ---------      ---------      ---------

             Net income                     $   5,512      $   6,040      $  23,664      $  23,136
                                            =========      =========      =========      =========

   Basic and diluted net income per
       common share outstanding             $    0.23      $    0.22      $    0.98      $    0.90
                                            =========      =========      =========      =========


    Dividends declared per common share     $    0.08      $    0.07      $    0.24      $    0.22
                                            =========      =========      =========      =========


        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)

                                                                                        (Unaudited)
                                                                         December 31,  September 27,
                          ASSETS                                             1997          1998
                          ------                                         ------------  -------------
CURRENT ASSETS:
    Cash and cash equivalents                                             $   7,363      $   4,580
    Accounts receivable, less allowances                                     77,170         81,394
    Inventories                                                              89,031         92,192
    Other current assets                                                      9,557         12,298
                                                                          ---------      ---------

                  Total current assets                                      183,121        190,464
                                                                          ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, net                                          191,690        246,610
                                                                          ---------      ---------

OTHER ASSETS
    Intangible assets, net                                                    2,964          2,416
    Deferred income taxes                                                     8,631          7,483
    Other                                                                     4,497          7,057
                                                                          ---------      ---------

                  Total other assets                                         16,092         16,956
                                                                          ---------      ---------

                                                                          $ 390,903      $ 454,030
                                                                          =========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
    Notes payable and bank overdrafts                                     $  60,278      $  32,998
    Long-term debt due within one year                                          952          1,487
    Accounts payable                                                         46,392         39,725
    Accrued salaries and wages                                                6,385          7,649
    Accrued warranty                                                          9,398          9,949
    Other accrued liabilities                                                15,897         28,290
                                                                          ---------      ---------

                  Total current liabilities                                 139,302        120,098
                                                                          ---------      ---------

LONG-TERM DEBT                                                               75,198         93,275
                                                                          ---------      ---------

OTHER LIABILITIES:
    Long-term pension liability                                              28,959         31,277
    Postretirement benefits other than pensions                              11,989         12,462
    Deferred income taxes                                                     4,018          4,030
    Other                                                                    13,337         10,203
                                                                          ---------      ---------

                  Total other liabilities                                    58,303         57,972
                                                                          ---------      ---------

MINORITY INTEREST IN NET ASSETS OF
    CONSOLIDATED COMPANIES                                                   32,799         33,745
                                                                          ---------      ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share,
        authorized 4,500,000 shares in 1997 and 1998;
        none outstanding in 1997 and 1998                                        --             --
    Common stock, par value $.01 per share, authorized
        45,000,000 shares in 1997 and 1998; issued 24,900,000 shares in 1997 and 28,072,050 shares in 1998, outstanding 24,225,000
        shares in 1997 and 27,397,050 in 1998                                   249            281
    Additional paid-in capital                                               74,723        119,716
    Cumulative translation adjustment                                           256          3,588
    Retained earnings                                                        12,773         30,136
    Unamortized compensation - restricted stock                                  --         (2,081)
    Common stock in treasury (at cost),
        675,000 shares in 1997 and 1998                                      (2,700)        (2,700)
                                                                          ---------      ---------

                  Total stockholders' equity                                 85,301        148,940
                                                                          ---------      ---------

                                                                          $ 390,903      $ 454,030
                                                                          =========      =========


        The accompanying notes are an integral part of these statements.

                           SAUER INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Thirty-Nine Weeks Ended
                                                          ----------------------------
                                                          September 28,  September 27,
                                                              1997          1998
                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 23,664      $ 23,136
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization                         19,703        22,977
        Minority interest in income of
            consolidated companies                             8,048         8,098
        (Increase) decrease in working capital -
            Accounts receivable, net                         (19,481)       (1,462)
            Inventories                                      (14,757)        1,052
            Accounts payable                                   7,739        (7,834)
            Accrued liabilities                                5,072        12,209
            Other                                              1,186        (2,106)
                                                            --------      --------

              Net cash provided by operating activities       31,174        56,070
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property, plant and equipment               (38,653)      (73,958)
    Proceeds from sales of property,
        plant and equipment                                       25            95
                                                            --------      --------

              Net cash used in investing activities          (38,628)      (73,863)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on notes
        payable and bank overdrafts                            2,631       (19,858)
    Net borrowings (repayments) of long-term debt              9,633          (972)
    Cash dividends                                            (5,814)       (5,774)
    Net proceeds from initial public offering                     --        48,100
    Distributions to minority interest partners               (4,133)       (7,151)
                                                            --------      --------


              Net cash provided by financing activities        2,317        14,345
                                                            --------      --------

EFFECT OF EXCHANGE RATE CHANGES                                 (999)          665
                                                            --------      --------

CASH AND CASH EQUIVALENTS:
    Net decrease during the period                            (6,136)       (2,783)
    Beginning balance                                         12,029         7,363
                                                            --------      --------

              Ending balance                                $  5,893      $  4,580
                                                            ========      ========


Supplemental Cash Flow Disclosures:
    Interest paid                                           $  4,777      $  5,256
    Income taxes paid                                       $ 15,020      $  7,031

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    During the thirty-nine week period ending September 27, 1998 the Company purchased the real estate and building of its main facility in Germany for $23,470. In conjunction with the acquisition, liabilities were assumed as follows:

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

                           SAUER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION AND USE OF ESTIMATES -

      The consolidated financial statements of Sauer Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of December 31, 1997 and September 27, 1998, and results of operations for the thirteen weeks and thirty-nine weeks ended September 28, 1997 and September 27, 1998 and cash flows for the thirty-nine weeks ended September 28, 1997 and September 27, 1998. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Company's Initial Public Offering prospectus as filed with the Securities and Exchange Commission dated May 11, 1998.

2)    NEW ACCOUNTING PRINCIPLES -

      In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net income and foreign currency translation adjustments, amounted to $4,265 and $10,081 for the thirteen-week period ended September 28, 1997 and September 27, 1998, respectively, and $17,767 and $26,468 for the thirty-nine week period ended September 28, 1997 and September 27, 1998, respectively.

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

3)    BASIC AND DILUTED PER SHARE DATA -

      Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method which applies the unamortized compensation expense to repurchase shares of common stock. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and thirty-nine week periods ending September 28, 1997 and September 27, 1998:

                                  September 28, 1997                         September 27,1998
                                  ------------------                         -----------------
                                                    Net Income                                Net Income
                                                    ----------                                ----------
                        Net Income     Shares       Per Share      Net Income    Shares       Per Share
                        ----------   ----------     ----------     ----------  ----------     ----------
Thirteen Weeks:
Basic net income per
share                    $ 5,512     24,225,000     $      .23     $    6,040  27,225,000     $      .22
Effect of Dilutive
Securities:
    Restricted stock

                         -------     ----------     ----------     ----------  ----------     ----------
Diluted net income
per share                $ 5,512     24,225,000     $      .23     $    6,040  27,225,000     $      .22
                         =======     ==========     ==========     ==========  ==========     ==========

Thirty-Nine Weeks:
Basic net income per
share                    $23,664     24,225,000     $      .98     $   23,136  25,769,444     $      .90
Effect of Dilutive
Securities:
    Restricted stock                                                                2,723
                         -------     ----------     ----------     ----------  ----------     ----------
Diluted net income
per share                $23,664     24,225,000     $      .98     $   23,136  25,772,167     $      .90
                         =======     ==========     ==========     ==========  ==========     ==========


4)    SEGMENT AND GEOGRAPHIC INFORMATION -

      The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consists of the design, manufacture and sale of hydraulic systems and other related components.

      The following table presents the significant items by segment for the results of operations for each of the thirteen and thirty-nine week periods ending September 28, 1997 and September 27, 1998 and balance sheet data as of December 31, 1997 and September 27, 1998, respectively:


Thirteen Weeks Ended                                                  Corporate
September 28, 1997                 North America       Europe         And Other         Eliminations         Total
                                   -------------      --------        ---------         ------------        --------
Trade sales                        $      73,328      $ 45,262        $     316                   --        $118,906
Intersegment sales                         9,441         9,250              251              (18,942)(1)          --
Net income (loss)                          6,643           468             (786)                (813)(2)       5,512
Total assets (December 31, 1997)         202,335       184,533          159,223             (155,188)(3)     390,903

September 27, 1998

Trade sales                        $      78,290      $ 45,245        $     457                   --        $123,992
Intersegment sales                         7,584         9,606              389              (17,579)(1)          --
Net income (loss)                          6,211           537               84                 (792)(2)       6,040
Total assets                             220,734       226,441          194,504             (187,649)(3)     454,030

Thirty-Nine Weeks Ended                                                 Corporate
  September 28, 1997                 North America       Europe         And Other      Eliminations        Total
                                     -------------       ------         ---------      ------------        -----
  Trade Sales                          $247,243         $153,077        $    719         $      --        $401,039
  Intersegment sales                     27,287           26,146             358           (53,791)(1)          --
  Net income (loss)                      22,047            7,030          (1,923)           (3,490)(2)      23,664
  Total assets (December 31, 1997)      202,335          184,533         159,223          (155,188)(3)     390,903

  September 27, 1998

  Trade Sales                          $279,176         $147,009        $  1,093         $      --        $437,278
  Intersegment sales                     26,167           30,134             502           (56,803)(1)          --
  Net income (loss)                      21,369            6,242          (1,242)           (3,233)(2)      23,136
  Total assets                          220,734          226,441         194,504          (187,649)(3)     454,030



Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations - minority interest in German Operating Company.

(3) Total assets eliminations:

                                                          1997            1998
                                                        ---------      ---------
         Investment in subsidiaries                     $(137,095)     $(141,411)
         Intersegment receivables                         (16,230)       (45,767)
         Intersegment profit in inventory and other        (1,863)          (471)
                                                        ---------      ---------

Total assets eliminations                               $(155,188)     $(187,649)
                                                        =========      =========

A summary of the Company's net sales by product line is presented below:

                                                   Net Sales
                                                   ---------
                              Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                              --------------------           -----------------------
                               1997          1998             1997           1998
                               ----          ----             ----           ----
Hydrostatic transmissions     $ 91,683       $ 94,890       $311,575       $339,369
Gear pumps and motors           15,406         17,129         54,529         58,148
Eletrohydraulics and others     11,817         11,973         34,935         39,761
                              --------       --------       --------       --------
                              $118,906       $123,992       $401,039       $437,278
                              ========       ========       ========       ========

A summary of the Company's net sales and long-lived assets by geographic area is presented below :


                                                                             Long-Lived
                                     Net sales (1)                           Assets (2)
                                     -------------                           ----------
                    Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                    ---------------------    -----------------------
                      1997         1998         1997         1998         1997         1998
                    --------     --------     --------     --------     --------     --------
United States       $ 60,203     $ 65,812     $227,321     $262,779     $106,120     $128,711
Germany               23,986       24,017       79,365       82,387       26,517       45,765
United Kingdom         9,495        9,091       32,495       31,844       19,400       21,211
Other countries       25,222       25,072       61,858       60,268       44,067       57,394
                    --------     --------     --------     --------     --------     --------

         Total      $118,906     $123,992     $401,039     $437,278     $196,104     $253,081
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

      Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the life of the grant. Compensation expense recognized in the thirteen-week and thirty-nine week periods ended September 27, 1998 amounted to $82 and $110, respectively.

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

7)    NON-RECURRING ITEM

      Previously, the Company has been self-insured for losses and liabilities related to its long-term disability plan covering its U.S. employees. The Company had accrued an amount based upon the Company's experience and estimate of future claims to be incurred. During the thirteen week period ended September 27, 1998 the Company made the decision to purchase insurance to cover losses and liabilities related to long-term disability. This resulted in a reversal into income of $750 before taxes of reserves no longer needed. This reversal increased both basic and diluted net income per common share for the thirteen and thirty-nine week periods ending September 27, 1998 by $.01 and $.02, respectively.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997

Net sales - Net sales for third quarter 1998 of $124.0 million increased by $5.1 million, or 4.3% from third quarter 1997 net sales of $118.9 million. Net sales increased by 3.2% excluding the impact of currency fluctuation. For the third quarter, sales of gear pumps and motors as well as hydrostatic transmissions accounted for the major portion of the growth in net sales. North American net sales for the third quarter 1998 of $78.3 million increased by $5.0 million, or 6.8% from third quarter 1997 net sales of $73.3 million. European net sales for the third quarter 1998 of $45.2 million were essentially level with third quarter 1997 net sales of $45.3 million. European net sales decreased by 2.8% excluding the impact of currency fluctuation. Net sales to East Asia for the third quarter 1998 decreased by $1.8 million, or 40.9% from the third quarter of 1997, reflecting the impact of the Asian crisis.

Cost of sales - Cost of sales for third quarter 1998 of $92.2 million were 74.4% of net sales, compared to 74.8% of net sales for third quarter 1997. The third quarter 1998 cost of sales were aided by the Company's efforts to reduce and control manufacturing costs in light of the softening in the global economy. In addition, the third quarter 1998 cost of sales was benefited by the reversal of an accrual of $.75 million, no longer needed, related to long-term disability which the Company had previously self-insured.

Selling, general and administrative expenses - Selling, general and administrative expenses for third quarter 1998 of $13.4 million increased by $.5 million, or 3.9% from third quarter 1997 expenses of $12.9 million. The increase reflects the investment which has been made in sales and marketing, information technology, and training to support the Company's growth plans and investments being made in manufacturing and research and development as well as general inflation. The Company anticipates these costs to level off as a percentage of sales as the Company focuses on keeping expenses in line with future sales projections.

Research and development expenses - Research and development expenses for third quarter 1998 of $5.3 million increased by $.6 million, or 12.8% from third quarter 1997 expenses of $4.7 million. See above comments related to selling, general and administrative expenses.

Nonoperating expenses, net - Net nonoperating expenses for third quarter 1998 of $1.9 million were level with third quarter 1997 net expenses of $1.9 million. Net interest expense for third quarter 1998 of $1.9 million increased slightly by $.1 million from third quarter 1997 net expense of $1.8 million, reflecting higher bank borrowings from increased capital expenditures and working capital to support growth in sales. Other, net expenses for the third quarter 1998 decreased by $.4 million from third quarter 1997 relating to numerous immaterial items.

Provision for income taxes - Provision for income taxes for third quarter 1998 of $3.9 million increased by $.7 million from third quarter 1997 expenses of $3.2 million. The increase comes from the increase in net income before income taxes and minority interest of $.8 million and by the increase in the effective tax rate for third quarter 1998 of 39.3% from the third quarter 1997 rate of 37.0%.

Net income - Net income for the third quarter 1998 of $6.0 million increased by $.5 million, or 9.1% from third quarter 1997 net income of $5.5 million. Net income was aided by the higher sales volumes and the Company's efforts to control operating expenses while partially offset by the higher selling, general and administrative expenses, and research and development expenses, all relating to the investments being made as detailed above. Net income was also impacted by the increase in interest expense of $.1 million. North American third quarter 1998 net income of $6.2 million decreased by $.4 million, or 6.1%, from third quarter 1997 net income of $6.6 million. European third quarter 1998 net income of $.5 million was level with third quarter 1997 net income of $0.5 million.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997

Net sales - Net sales for the first nine months of 1998 of $437.3 million increased by $36.3 million, or 9.1% from the first nine months of 1997 net sales of $401.0 million. Net sales increased by 9.9% excluding the impact of currency fluctuation. Sales of all of the Company's products contributed to the growth in net sales. North American net sales for the first nine months of 1998 of $279.2 million increased by $32.0 million, or 12.9% from the first nine months of 1997 net sales of $247.2 million. European net sales for the first nine months of 1998 of $157.0 million increased by $3.9 million, or 2.6% from the first nine months of 1997 net sales of $153.1 million. European net sales decreased by 2.8% excluding the impact of currency fluctuation. Net sales to East Asia for the first nine months of 1998 decreased by $6.3 million, or 44.0% from the first nine months of 1997, reflecting the impact of the Asian crisis.

Cost of sales - Cost of sales for the first nine months of 1998 of $328.7 million were 75.2% of net sales, compared to 74.2% of net sales for the first nine months of 1997. The first nine months of 1998 cost of sales were adversely impacted by costs relating to the significant investments being made in manufacturing processes and capacity, including the move of the Minneapolis electrohydraulics operations to a larger facility in the first quarter, on-going construction of the Lawrence plant, equipment repair and removal costs in the German operations, and production start-up costs of a new cam lobe motor in Slovakia, as well as the decrease in the higher margin East Asia net sales. With the exception of the costs relating to the Minneapolis and German operations, the Company expects that cost of sales will continue to be negatively impacted by the above mentioned items for the remainder of 1998.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first nine months of 1998 of $40.5 million increased by $2.6 million, or 6.9% from the first nine months of 1997 expenses of $37.9 million. The increase reflects the investments made in sales and marketing, information technology, and training to support the Company's growth plans and investments being made in manufacturing and research and development as well as general inflation.

Research and development expenses - Research and development expenses for the first nine months of 1998 of $16.5 million increased by $1.5 million, or 10.0% from the first nine months of 1997 expenses of $15.0 million.

Nonoperating expenses, net - Net nonoperating expenses for the first nine months of 1998 of $6.4 million increased by $1.2 million from the first nine months of 1997 net expenses of $5.2 million. Net interest expense for the first nine months of 1998 of $6.5 million increased by $1.3 million from the first nine months of 1997 net interest expense of $5.2 million, reflecting higher bank borrowings from increased capital expenditures and working capital to support growth in sales. Royalty income for the first nine months of 1998 decreased by $.4 million from the first nine months of 1997 reflecting the Company's Japanese licensee's lower sales. Other, net expenses for the first nine months of 1998 decreased by $.4 million from the first nine months of 1997 relating to numerous immaterial items.

Provision for income taxes - Provision for income taxes for the first nine months of 1998 of $14.0 million increased by $.1 million from the first nine months of 1997 provision of $13.9 million. The increase comes from the slight increase in the effective tax rate for the first nine months of 1998 of 37.7% from the first nine months of 1997 rate of 37.0% offset partially by the decrease in net income before income taxes and minority interest of $.4 million.

Net income - Net income for the first nine months of 1998 of $23.1 million decreased by $.6 million, or 2.5% from the first nine months of 1997 net income of $23.7 million. Net income was impacted by the higher cost of sales, selling, general and administrative expenses, and research and development expenses, all relating to the investments being made as detailed above. Net income was also impacted by the increase in interest expense of $1.3 million. North American net income for the first nine months of 1998 of $21.4 million decreased by $.6 million, or 3.1%, from the first nine months of 1997 net income of $22.0 million. European net income for the first nine months of 1998 of $6.2 million decreased by $.8 million, or 11.2%, from the first nine months of 1997 net income of $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds, from borrowings under it's credit facilities and from the Company's recent initial public offering.

Net cash provided by operating activities for the thirty-nine week period ended September 27, 1998 of $56.1 million increased by $24.9 million from the thirty-nine week period ended September 28, 1997 of $31.2 million. The increase between periods arises primarily from cash flow relating to improved management of inventories and receivables and increases in accrued liabilities.

Net borrowing decreases under short and long term credit facilitates for the thirty-nine week period ended September 27, 1998 were $20.8 million compared to the net increases in the thirty-nine week period ended September 28, 1997 of $12.3 million. Net borrowings decreased during the first nine months of 1998 due to the net proceeds from the Company's initial public offering of $48.1 million during the second quarter.

The cash provided by operating activities and the initial public offering have funded 1998 capital expenditures during the first nine months of $74.0 million, dividends of $5.8 million, distributions to minority interest partners of $7.2 million and reduction of debt as mentioned above.

Capital expenditures for the first nine months of 1998 of $74.0 million increased by $35.3 million from the first nine months of 1997 capital expenditures of $38.7 million. The increase relates to investments made in manufacturing equipment, the acquisition of the real estate and building of the Company's main facility in Germany during the second quarter and the building of the manufacturing plant in Lawrence, Kansas, currently under construction and expected to be in production during the first half of 1999.

The Company is in the process of reevaluating its capital expenditure requirements over the next three years in light of the global economic slowdown. The Company still expects significant capital expenditures will be required to expand capacity in order to handle additional new programs, to continue to improve long-term efficiency and to remain competitive. Capital expenditures will be applied primarily to completing the building of a new manufacturing facility in Lawrence, to the purchase of manufacturing equipment for each of its manufacturing plants and to increase production capacity for new and existing products, to increase production efficiencies, to improve product quality and for replacement purposes. The Lawrence plant will produce medium power hydrostatic transmissions. The additional plant will free up capacity at the Company's Ames facility which will be used to expand the production of high power hydrostatic transmissions. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency. The Company plans to continue to fund this increased level of capital expenditures from internally generated funds and increased borrowings under its credit facilities which have been reduced with the funds obtained from the sale of shares. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

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

OTHER MATTERS

Year 2000 Compliance - The Year 2000 computer issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems or applications that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a range of issues from system failures to miscalculations. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, operations or financial condition in the future.

To mitigate this risk, the Company has established a company-wide initiative to identify, evaluate and address Year 2000 issues. Included in the scope of this initiative are the operational and financial information technology systems, embedded software contained in machinery and equipment, and other end-user computing resources and building systems. In addition, the project includes a review and evaluation of the Year 2000 compliance efforts of the Company's key suppliers and customers.

The Company's overall Year 2000 project approach and status is as follows:

       DESCRIPTION OF APPROACH             STAGE OF COMPLETION   TIMETABLE FOR COMPLETION
       -----------------------             -------------------   ------------------------
Inventory and assessment for Y2K impact            75%           December 31, 1998
of all systems

Compliance of operational and financial
systems                                            75%           December 31, 1998

Compliance of computer-dependent machine
tools and equipment                                20%           June 30, 1999

Compliance of personal computers                   50%           June 30, 1999

Compliance of building-related systems             0%            June 30, 1999

In addition to assessing the Company's Year 2000 readiness, the Company has contacted its major production suppliers via a confirmation letter program and received responses from approximately 95% of all those suppliers stating that Year 2000 readiness will be achieved by December 31, 1999. The Company cannot guarantee that third parties on whom it depends for essential supplies and materials will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. Although no specific testing of the readiness of the Company's suppliers is currently planned, an on-going evaluation of the Company's suppliers will be continued.

The Company's Year 2000 project is being completed primarily through the use of its internal information technology staff, with support from outside contractors where necessary. In addition, the Company's internal audit staff is performing periodic evaluations of all of the Company's business units to assess Year 2000 readiness. On-site Year 2000 reviews were largely completed at the end of the third quarter with follow up reviews scheduled to be completed by the end of the second quarter of 1999. The cost of the Company's information technology and internal audit staff to upgrade and evaluate the systems has not been separately accounted for or estimated as the Company does not feel this to be material. Although the Year 2000 project is a primary focus for each business unit, there have not been any material information technology projects which have been deferred due to the Year 2000 efforts. The cost of obtaining the operational and business system upgrades is part of the on-going maintenance of the systems to remain current with new releases and accordingly, has not been separately accounted for or estimated.

The Company believes its greatest risk lies within its operating and financial computer systems which it feels will by Year 2000 ready by December 31, 1998. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, paying suppliers and communicating production requirements to its manufacturing plants. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be.

Individual Company locations are adding Year 2000 specifics to standard contingency plans where warranted. There is no company-wide contingency plan relating purely to the Year 2000 as the Company intends to be fully Year 2000 compliant by December 31, 1999. The Company's plans and the date on which the Company believes it will complete its Year 2000 computer modifications are based on its best estimates, which, in turn, are based on numerous assumptions of future events, including third-party modification plans, continued availability of resources and other factors. The Company cannot be sure that these assumptions are accurate or that these estimates will be achieved and actual results could differ materially from those anticipated.

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

Asian Crisis Impact - Several countries in Asia have been experiencing a severe economic crisis during the past year, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. The Company has a 60% interest in a joint venture located in Shanghai, China, which manufactures and sells high power hydrostatic transmissions, and the Company also has export sales into Asia. The joint venture business and export sales have been and will continue to be affected by the economic crisis. Sales for the third quarter were down 41% from 1997 and year to date sales are down 44% from 1997 levels. With total assets of $10.5 million located in China and total Asian sales for 1997 of $15.5 million, the Company has experienced some adverse effect on the results of its operations, particularly given the higher margins of such sales. The Company expects this crisis to continue to have some adverse effect on results from operations for the remainder of 1998 and well into 1999. In addition, many of the Company's customers also sell into Asia. Any impact on their sales could have an adverse impact on the Company's sales. However, the Company does not believe the impact on its sales, either individually or together with the impact of the Asian crisis on export sales and the joint venture business, will have a material adverse effect on its financial condition or results of operations, although there can be no assurance in this regard.

Outlook - Since the end of the Company's second quarter, the general level of global economic confidence appears to have fallen considerably. In particular, the agriculture market has been severely hit with falling commodity prices, Asia continues to struggle and there are concerns for the general economy in North America. The Company derives less than 20% of its worldwide sales from the agriculture market. While the Company expects to see a downturn in its core business of perhaps 10% in 1999, some overall sales growth is expected in 1999 due to a number of new customer programs starting production in 1999. The Company expects to experience pressure on profit margins, although steps have already been taken to contain operating expenses and other fixed costs in order to lessen this pressure. The Company feels that the ever-growing opportunities in a broad range of applications coupled with an emphasis on controlling operating costs will allow it to continue to outpace the growth in its markets.

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

         All securities registered were shares of the Company's Common Stock, par value $.01 per share. The following information relates to securities sold by the Company and the selling stockholders:

                                                                                AGGREGATE
                                            AGGREGATE                           OFFERING
                          AMOUNT             OFFERING                           PRICE OF
                        REGISTERED            PRICE        AMOUNT SOLD         AMOUNT SOLD
                        ----------         ----------      -----------         -----------
Company                 3,000,000 shares   $ 54,000,000    3,000,000 shares    $ 54,000,000
Selling Stockholders    6,000,000 shares   $108,000,000    6,000,000 shares    $108,000,000

         From the May 11, 1998 effective date of the Registration Statement through November 11, 1998, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the common stock registered:

                                                                          Amount
                                                                          ------
         Underwriting Discounts and Commissions                         $2,700,000
         Other Expenses (including accounting, legal, and printing)     $3,200,000(1)
                                                                        ----------

                                                     Total              $5,900,000
                                                                        ==========

         (1) These expenses are based upon reasonable estimates.

         None of the above expenses were paid directly or indirectly to directors or officers of the Company, or to persons owning 10% or more of the Company's common stock, or to affiliates of the Company.

         The net offering proceeds to the issuer after deducting the total expenses described in the preceding paragraph were $48,100,000. From the May 11, 1998 effective date of the Registration Statement through November 11, 1998, the net offering proceeds to the Company have been used as follows:

                                                                              Amount
                                                                              ------
         Repayment of long-term indebtedness                                $15,000,000
         Purchase of real estate, plant, and building for the Company's
             main facility in Germany                                       $15,680,000(1)
         Other capital expenditures                                         $17,420,000
                                                                            -----------

                                                     Total                  $48,100,000
                                                                            ===========

         (1) The real estate and improvements were purchased from, and the proceeds were paid to, Sauer Hydraulik, which is wholly-owned by Klaus Murmann and his family. Klaus Murmann is Chairman of the Board of Directors and Chief Executive Officer and a 10% stockholder of the Company.

         All payments other than the payment to Sauer Hydraulik were made to others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the security holders for vote during the quarter ended September 27, 1998.


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

27.1     Financial data schedule.

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended September 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Sauer Inc.


                                    By  /s/  Kenneth D. McCuskey
                                        ------------------------
                                        Kenneth D. McCuskey
                                        Secretary/Treasurer and
                                            Chief Accounting Officer
                                                    Sauer Inc.

November 11, 1998