Form 10-K
period 1998-12-31
SAUER INC
filed 1999-03-31
CIK 865754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 333-48299
                            ------------------------

                                   SAUER INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-3482074
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

     2800 EAST 13TH STREET, AMES, IOWA                 50010-8600
  (Address of principal executive offices)             (Zip Code)

                                (515) 239-6000
             (Registrant's telephone number, including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.01 per share
                             (Title of each class)

                            New York Stock Exchange
                       Frankfurt (Germany) Stock Exchange
                  (Name of each exchange on which registered)

        Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

    The aggregate market value of the voting stock of the Registrant held by nonaffiliates at March 12, 1999, was $84,319,102. As of March 12, 1999, there were 27,397,050 shares of common stock, $0.01 par value, of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS.

    (A)  GENERAL DEVELOPMENT

    Sauer Inc. ("Sauer" or the "Company"), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer, established in 1987, is a global manufacturer of components and integrated hydraulic systems that generate, transmit, and control fluid power in off-highway mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, microprocessor controls, and electrohydraulics. The Company sells its products to original equipment manufacturers ("OEMs") who use Sauer products to provide the hydraulic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the construction, road building, agriculture, turf care, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Sundstrand name.

    During 1998, the Company commenced construction of a new manufacturing plant in Lawrence, Kansas, to produce medium power hydrostatic transmissions, which plant was completed in early 1999. The Company will gradually phase in production at this facility based on product demand.

    In 1998, Sauer moved its Minneapolis operations to a new leased facility nearly doubling the available capacity. In addition, the Company continued to develop and expand its Slovakian operations. Sauer also completed an expansion of over 30,000 square feet to its Hydro-Gear, Inc. plant in Sullivan, Illinois, which manufactures hydrostatic transmissions for the turf care market.

    On December 2, 1998, the Company entered into agreements to terminate its Brazilian licensee and to purchase certain machinery, equipment, and inventory from the former licensee. The Company established a Brazilian limited liability company, Sauer-Sundstrand Ltda., to conduct the sale and distribution of hydrostatic transmissions and gear pumps and motors to the South American market.

    The Company completed an initial public offering of its Common Stock in May 1998, which resulted in net proceeds of approximately $48.1 million. The proceeds were used to repay long-term indebtedness, to fund the purchase of the Company's main manufacturing facility in Germany, and to fund other capital expenditures.

    (B)  FINANCIAL INFORMATION ABOUT SEGMENTS

    Information about the Company's two reportable segments defined by geographic region is set forth in Note 16 of the Notes to Consolidated Financial Statements on pages 37 - 39 of this report, and is incorporated herein by reference.

    (C)  DESCRIPTION OF BUSINESS

    Information regarding Sauer's principal products and the business in general is presented below. Information regarding sales by the Company's product lines is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 39, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10% or more of the Company's overall net sales during 1998.

HYDROSTATIC TRANSMISSIONS

    Sauer designs, manufactures, and sells a range of closed-circuit axial piston hydrostatic transmissions for both the propulsion and work functions of off-highway mobile equipment in the United States, Europe, and East Asia. High power (typically over 50 HP) and medium power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction and agricultural mobile equipment. Light power (typically 15 to 25
HP) and bantam power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment.

ELECTROHYDRAULICS

    Sauer designs and manufactures electrohydraulic valves and electronic controls, including microprocessor-based controls and electronic sensors through its electrohydraulics operations in the United States and also designs electrohydraulic products in Germany. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of off-highway mobile equipment to control both the Company's hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion function and the work function by providing standard or custom designed controls.

GEAR PUMPS AND MOTORS

    The Company designs, manufactures, and sells custom designed gear pumps, as well as a broad range of high performance standard gear pumps and motors. Gear pumps and motors are the most widely used type of mobile hydraulic pump and motor in the industry. The Company manufactures customized gear pumps at its Swindon, England facility and standard gear pumps and motors at its facilities in Bologna, Italy and West Branch, Iowa.

OPEN CIRCUIT PISTON PUMPS

    Open circuit piston pumps are used to transform mechanical power from the engine to hydraulic power for the work function of the vehicle. The advantages of open circuit piston pumps compared to other types of pumps, such as vane or gear pumps, are the high degree of control within the work function hydraulic system and the more efficient use of engine power. Sauer designs and manufactures open circuit piston pumps in the United States and Europe.

                         MAJOR MARKETS AND APPLICATIONS

     CONSTRUCTION AND
       ROAD BUILDING           AGRICULTURE                  TURF CARE                    SPECIALTY VEHICLES
---------------------------  ----------------  ------------------------------------  ---------------------------
Chip spreaders               Combines          Commercial-wide area, walk behind     Fruit pickers
Concrete pumps               Cotton pickers      mowers                              Industrial lift trucks
Concrete saws                Detasselers       Commercial zero-turn mowers           Logging equipment
Crawler dozers               Seeders           General turf maintenance              Marine equipment
Crawler loaders              Sprayers          Lawn and garden tractors              Mining equipment
Ditchers/trenchers           Tractors                                                Oil field equipment
Excavators                   Windrowers                                              Railway maintenance
Grinders                                                                             Rough terrain fork lifts
Landfill compactors                                                                  Self-propelled boom aerial
Oil distributors                                                                       lifts
Pavers                                                                               Self-propelled scissor
Planers                                                                                aerial lifts
Rollers                                                                              Snow groomers
Skid steer loaders                                                                   Sweepers
Transit mixers                                                                       Tree shakers
Utility tractors                                                                     Truck and bus fan drives
Wheel loaders

GENERAL CHARACTERISTICS

    The Company sells both standard and customized products, with most products being built to order. With respect to some of the most technologically demanding vehicles, such as those used in construction and road building, Sauer's engineers work closely with customers from design through manufacture of the final product, a cycle that can take as long as six years for a major new machine.

    Sauer operates 14 manufacturing facilities in the United States, Europe, and China. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. In North America, the Company sells and distributes its products directly to large OEMs and through independent distributors to smaller OEMs. In Europe, the Company sells and distributes its products either directly or through sales subsidiaries located in Belgium, France, Holland, Italy, Slovakia, Spain, Sweden, and the United Kingdom. In addition, Sauer licenses its hydrostatic transmission technology to manufacturers that operate in India and Japan.

    In accordance with standard industry practice for mobile hydraulics, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company's warranty expense has been less than 1.5% of net sales in each of the past three years.

    Because many of its products are designed and developed in conjunction with its customers' design teams to fit their specific needs and to minimize inventory levels, the Company primarily manufactures products to order in both the United States and Europe. The Company typically machines components with long lead times according to a sales forecast and machines certain unique components for specific customers according to firm orders. Inventories consist primarily of raw materials and machined iron housings and components. Only small amounts of assembled finished units are maintained in inventory.

    The Company does not normally accept orders subject to late delivery penalties. On occasion, the Company sells its products to government agencies, including those used for military applications, but does not design its products specifically according to government standards and usually only enters into contracts for the supply of commercial products. There are no government contracts of material value to the Company.

RAW MATERIALS

    The Company purchases iron housings and components from various U.S. and European foundries. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of domestic and foreign sources in sufficient quantities to meet current requirements.

PATENTS, TRADEMARKS, AND LICENSES

    The Company owns or licenses rights to approximately 240 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks. The Company licenses the use of the Sundstrand name from Sundstrand Corporation under agreements that extend to March 31, 2004. The Company does not expect to seek renewal of the license.

    To ensure worldwide availability of the Company's design of products, the Company has licensed its technology to companies in certain countries. The Company licenses all its open and closed circuit piston pumps and motor and electrohydraulic valve technology to a subsidiary of Daikin Industries Ltd. in Japan and licenses its original hydrostatic transmission technology to Larsen & Toubro Ltd. in India. These licenses generally are exclusive licenses to manufacture and sell hydrostatic transmissions using the

Company's technology in the territory covered by the license. In each license agreement, the Company reserves the right to sell products based on the licensed technology in the territory covered by the license, but primarily relies on the licensee to supply the market needs in the territory. These licenses generally provide for annual royalty payments based on the licensees' net sales. Royalty income generated by these licenses during 1996, 1997, and 1998 was approximately $1.2 million, $1.2 million, and $1.0 million, respectively.

    Sauer and its predecessors have had a long-standing working relationship with the Company's principal licensee, Daikin. The Daikin license, first granted by one of the Company's predecessors in 1967, has been renewed for successive 10-year periods and currently expires in 2008. All the Company's open and closed circuit piston pump and motor and electrohydraulic valve technology is licensed to Daikin under an agreement which allows the Company to benefit from any improvements to the technology made by Daikin and vice versa. The Company and Daikin jointly design and market products to meet worldwide needs and frequently cooperate in the manufacture of components and complete products so as to optimize the utilization of manufacturing capacity.

    Through these licensing arrangements, the Company is able to serve its North American and European OEM customers as they expand their manufacturing operations to other parts of the world. Management believes that the worldwide availability of the Company's products and the local manufacturing capabilities of its licensees play an important part in the decision of an OEM as to which supplier to use.

BACKLOG

    The amount of the Company's backlog is significant because, among other factors, customer orders typically involve long lead times and specific model types. At December 31, 1998, the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 1999) was $261.7 million as compared with $277.5 million at December 31, 1997. However, orders can be canceled or rescheduled by customers. Thus, the level of orders currently in backlog could decline because of cancellation or rescheduling.

COMPETITION

    The mobile hydraulics industry is very competitive. Sauer competes based on technological product innovation, quality, and customer service. The Company believes that long-term successful suppliers to off-highway vehicle manufacturers will be those companies that have the ability to capitalize on the changing needs of the industry by providing technological innovation, shorter product development times, and reduced manufacturing lead times.

    CLOSED CIRCUIT HYDROSTATIC TRANSMISSION MARKET

    The closed circuit hydrostatic transmission market is highly concentrated and is intensely competitive. There is a small number of manufacturers of hydrostatic transmissions with which the Company competes worldwide that are not captive suppliers of OEMs. These include the Rexroth Hydromatic division of Mannesmann AG, Eaton Corporation, Linde AG, and Aeroquip-Vickers. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers.

    The Company competes with a number of smaller companies that typically offer a single, specialized product on a more limited geographic basis as a component of a closed circuit hydrostatic transmission system.

    In terms of global supply of closed circuit hydrostatic transmissions, the Company, together with its licensees, is the world leader in terms of product range, market share, and geographic coverage. Only the Rexroth unit of Mannesmann offers similar geographic coverage.

    OPEN CIRCUIT WORK FUNCTION MARKET

    The open circuit work function market is fragmented with a large number of suppliers of all types of products, including open circuit piston pumps, gear pumps and motors, hydraulic and electrohydraulic valves, electronic sensors and controls, and with intensive competition on pricing at the component level. There are approximately ten major companies which compete on a global basis, including the Rexroth unit of Mannesmann, Aeroquip-Vickers, Parker Hannifin Corporation, Robert Bosch AG, and Eaton Corporation, and in Japan, Kayaba and Kawasaki. The supply of standard gear pumps and motors and hydraulic valves is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

    ELECTROHYDRAULICS MARKET

    In the electrohydraulics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years, larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company believes it is well positioned to establish itself as a technology leader in the work function segment, as there is no clearly established technology in this sector that is deemed to be an industry standard.

RESEARCH AND DEVELOPMENT

    The Company's research and development expenditures during 1996, 1997, and 1998 were approximately $20.5 million, $20.7 million, and $22.1 million, respectively.

ENVIRONMENTAL MATTERS

    In all countries in which it operates, the Company is subject to environmental laws and regulations concerning emissions to air, discharge to waterways, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they will have on the Company in the future. The regulations are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by additional capital expenditures. The Company cannot accurately predict what capital expenditures, if any, may be required to comply with applicable environmental laws and regulations in the future; however, the Company does not currently estimate that any future capital expenditures for environmental control facilities will be material. The Company is not currently subject to any governmental remediation order, nor is the Company aware of any environmental problems that would have a material adverse effect on the Company.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 39 of this report, and is incorporated herein by reference.

ITEM 2.  PROPERTIES.

    Sauer conducts its manufacturing operations at 14 locations, eight in the United States, one in Germany, two in Slovakia, and one each in Italy, the United Kingdom, and China. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

                                                                                    APPROX.
                                                                                    AREA IN
                   LOCATION                            PRINCIPAL PRODUCTS           SQ. FT.   OWNED/LEASED
----------------------------------------------  ---------------------------------  ---------  -------------
UNITED STATES
  Ames, Iowa..................................  Hydrostatic transmissions            330,000        Owned
  LaSalle, Illinois...........................  Hydrostatic transmissions            325,000        Owned
  Freeport, Illinois..........................  Hydrostatic transmissions            183,000        Owned
  Lawrence, Kansas............................  Hydrostatic transmissions            162,000        Owned
  Minneapolis, Minnesota......................  Electrohydraulics                     75,000       Leased
  West Branch, Iowa...........................  Gear pumps and motors                105,000        Owned
  Newtown, Pennsylvania.......................  Electrohydraulics                     96,000       Leased
  Sullivan, Illinois..........................  Hydrostatic transmissions            176,000        Owned

EUROPE
  Neumunster, Germany.........................  Hydrostatic transmissions and        463,000        Owned
                                                electrohydraulics
  Povazska-Bystrica, Slovakia.................  Hydrostatic transmissions and        351,500        Owned
                                                mechanical gear boxes
  Dubnica, Slovakia...........................  Hydrostatic transmissions            236,000       Leased
  Swindon, England............................  Gear pumps                           229,000       Leased
  Bologna, Italy..............................  Gear pumps and motors                246,000        Owned

ASIA
  Shanghai/Pudong, China......................  Hydrostatic transmissions            105,000       Leased

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in certain legal proceedings in the ordinary course of its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders, through a solicitation of proxies, or otherwise, during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company:

                                                                                                                 YEAR
NAME                                   AGE                               POSITION                            APPOINTED(1)
---------------------------------      ---      ----------------------------------------------------------  ---------------
Klaus H. Murmann (2).............          67   Chairman and Chief Executive Officer and Director                   1989
Tonio P. Barlage.................          47   President and Chief Operating Officer and Director                  1995
David L. Pfeifle.................          54   Executive Vice President and Director                               1994
David J. Anderson (3)............          51   Vice President, Sales and Marketing - United States                 1997
Thomas K. Kittel (4).............          50   Vice President, Operations - Germany and Slovakia                   1997
Wolfgang Weisser (4).............          55   Vice President, Sales and Marketing - Europe                        1997
James R. Wilcox (3)..............          53   Vice President and General Manager - Hydrostatics U.S.              1994
Kenneth D. McCuskey..............          44   Treasurer and Secretary                                             1989

------------------------

(1) All of the executive officers listed above have served in various capacities with the Company or its subsidiaries for more than the past five years.

(2) Klaus Murmann is the father of Nicola Keim and Sven Murmann, who are directors of the Company.

(3) David J. Anderson and James R. Wilcox are Vice Presidents of
    Sauer-Sundstrand Company, the U.S. operating subsidiary of the Company.

(4) Thomas K. Kittel and Wolfgang Weisser are Vice Presidents of
    Sauer-Sundstrand GmbH & Co., the German operating partnership of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET AND DIVIDEND INFORMATION

    The Company's Common Stock is traded on the New York Stock Exchange and the Frankfurt (Germany) Stock Exchange. As of March 12, 1999, there were approximately 113 stockholders of record. Although exact information is unavailable, the Company also estimates that there are 3,000 additional beneficial owners of the Company's Common Stock, based upon the 1999 proxy solicitation.

    The Company is currently paying a quarterly dividend of $0.07 per share. The payment of dividends is subject to restrictions as described in Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources, on page 47 of this report.

    The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since the commencement of trading on May 12, 1998, and the quarterly cash dividends paid in 1997 and 1998:

                                                                                                        FULL
                                                             1ST        2ND        3RD        4TH       YEAR
                                                          ---------  ---------  ---------  ---------  ---------
1997
  High..................................................        N/A        N/A        N/A        N/A        N/A
  Low...................................................        N/A        N/A        N/A        N/A        N/A
  Dividends.............................................  $    0.08  $    0.08  $    0.08  $    0.08  $    0.32

1998
  High..................................................        N/A  $   18.38  $   16.50  $   10.00  $   18.38
  Low...................................................        N/A      13.25       7.56       6.06       6.06
  Dividends.............................................  $    0.08  $    0.07  $    0.07  $    0.07  $    0.29

USE OF PROCEEDS

    The Company's Registration Statement on Form S-1 under the Securities Act of 1933 was declared effective on May 11, 1998, and the Commission File No. is 333-48299. The offering commenced on May 12, 1998. The offering has terminated with all registered securities being sold. The managing underwriters were Credit Suisse First Boston Corporation, global lead manager, Smith Barney Inc., and Deutsche Morgan Grenfell Inc.

    All securities registered were shares of the Company's Common Stock, par value $.01 per share. The following information relates to securities sold by the Company and the selling stockholders:

                                                                                          AGGREGATE
                                                      AGGREGATE                            OFFERING
                                      AMOUNT           OFFERING                            PRICE OF
                                    REGISTERED          PRICE          AMOUNT SOLD       AMOUNT SOLD
                                ------------------  --------------  ------------------  --------------
Company.......................    3,000,000 shares  $   54,000,000    3,000,000 shares  $   54,000,000
Selling Stockholders..........    6,000,000 shares  $  108,000,000    6,000,000 shares  $  108,000,000

    From the May 11, 1998 effective date of the Registration Statement through February 17, 1999, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the common stock registered:

                                                                                               AMOUNT
                                                                                            ------------
Underwriting Discounts and Commissions....................................................  $  2,700,000
Other Expenses (including accounting, legal, and printing)................................     3,200,000
                                                                                            ------------
        Total.............................................................................  $  5,900,000
                                                                                            ------------
                                                                                            ------------

    None of the above expenses were paid directly or indirectly to directors or officers of the Company, or to persons owning 10% or more of the Company's Common Stock, or to affiliates of the Company.

    The net offering proceeds to the issuer after deducting the total expenses described in the preceding paragraph were $48,100,000. From the May 11, 1998 effective date of the Registration Statement through February 17, 1999, the net offering proceeds to the company have been used as follows:

                                                                                              AMOUNT
                                                                                           -------------
Repayment of long-term indebtedness......................................................  $  15,000,000
Purchase of real estate, plant, and building for the Company's main facility in
 Germany.................................................................................     15,680,000(1)
Other capital expenditures...............................................................     17,420,000
                                                                                           -------------
        Total............................................................................  $  48,100,000
                                                                                           -------------
                                                                                           -------------

------------------------

(1) The real estate and improvements were purchased from, and the proceeds were paid to, Sauer Hydraulik, which is wholly-owned by Klaus Murmann and his family. Klaus Murmann is Chairman of the Board of Directors and Chief Executive Officer and a 10% stockholder of the Company. All payments other than the payment to Sauer Hydraulik were made to others.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                                                DOLLARS IN THOUSANDS EXCEPT SHARE, PER SHARE AND EMPLOYEE DATA
                                                 1994          1995          1996          1997          1998
                                             ------------  ------------  ------------  ------------  ------------
OPERATING DATA:
Net sales..................................  $    362,482  $    446,774  $    467,566  $    535,173  $    564,524
Gross profit...............................        86,517       110,074       113,532       131,108       136,213
Marketing..................................        21,615        23,577        23,523        23,256        24,942
R&D........................................        16,068        18,796        20,505        20,655        22,089
Administration.............................        20,560        24,551        28,333        29,319        29,571
Total operating expenses...................        58,243        65,275        69,912        73,230        76,602
EBIT.......................................        24,341        38,419        35,100        50,680        50,527
Total interest expense-net.................         5,686         6,657         5,959         7,607         8,814
Net Income.................................        11,374        26,580        18,898        27,129        26,334
PER SHARE DATA:
Income per common share, basic and
 diluted...................................  $       0.47  $       1.10  $       0.78  $       1.12  $       1.01
Cash dividends per share...................  $       0.08  $       0.32  $       0.32  $       0.32  $       0.29
Weighted average basic shares
 outstanding...............................    24,050,000    24,187,500    24,225,000    24,225,000    26,148,288
Weighted average diluted shares
 outstanding...............................    24,050,000    24,187,500    24,225,000    24,225,000    26,150,302
BALANCE SHEET DATA:
Inventories................................  $     64,131  $     85,098  $     78,273  $     89,031  $     89,195
Property, plant & equipment, net...........        89,620       117,827       152,321       191,690       262,527
Total assets...............................       235,146       304,237       337,527       388,735       459,771
Total debt.................................        68,766        92,169       108,632       136,428       151,027
Stockholder's equity.......................        37,962        59,491        70,874        85,301       148,904
Debt to debt-equity........................         56.7%         53.6%         53.1%         53.6%         45.0%
OTHER DATA:
Backlog (at year end)......................  $    187,400  $    235,600  $    227,000  $    277,500  $    261,700
Depreciation and amortization..............        18,204        19,898        24,830        25,835        30,635
Capital expenditures.......................        21,350        45,689        56,284        66,750        98,582
EBITDA*....................................        42,545        58,317        59,930        76,515        81,162
Number of employees (at year end)..........         2,628         2,899         3,055         3,751         3,710
Sales/total compensation expense...........         3.15x         3.37x         3.46x         3.66x         3.68x

------------------------

* EBITDA -- represents net income, plus provision for income taxes and net interest expense, plus depreciation and amortization

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information is set forth on pages 42 - 49 of this report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Certain market risks are discussed on pages 42 - 43 and page 47 - 48 of this report, and the other disclosure requirements are either considered not applicable or not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements, Report of Management, Report of Independent Public Accountants, and Management's Discussion and Analysis are presented on pages 17 - 49 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company is set forth under "Election of Directors" on pages 4 - 7 of the Company's Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    Information as to executive compensation is set forth under "Executive Compensation" on pages 8 - 12 of the Company's Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 - 4 of the Company's Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information as to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" on pages 13 - 14 of the Company's Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report.

    (1) The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

           Consolidated Statements of Income for the years ended December 31, 1996, 1997, and 1998, on page 17.

           Consolidated Balance Sheets as of December 31, 1997, and 1998, on page 18.

           Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1996, 1997, and 1998, on page 19.

           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997, and 1998, on page 20.

           Notes to Consolidated Financial Statements, December 31, 1996, 1997, and 1998, on pages 21 - 39.

           Report of Management and Report of Arthur Andersen LLP as independent public accountants, on pages 40 - 41.

           Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 42 - 49.

    (2) The following financial statements and schedules:

           Schedule I

               Sauer Inc. (Parent Only) Condensed Balance Sheets as of December 31, 1997 and 1998 on page 50.

               Sauer Inc. (Parent Only) Condensed Statements of Income for the Years Ended December 31, 1996, 1997 and 1998 on page 51.

               Sauer Inc. (Parent Only) Condensed Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998 on page 52.

           Schedule II, Valuation and Qualifying Accounts, on page 53.

           Report of Arthur Andersen LLP, independent public accountants, on Schedules I and II, on page 54.

           All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits

   EXHIBIT
     NO.                                               DESCRIPTION OF DOCUMENT
-------------  -------------------------------------------------------------------------------------------------------
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

       10.1(l) The Sauer Inc. Phantom Share Plan is attached as Exhibit 10.1(n) to Amendment No. 1 to the Company's
                Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(m) The Sauer Inc. Bonus Plan is attached as Exhibit 10.1(o) to Amendment No. 1 to the Company's Form S-1
                Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(n) The Sauer Inc. Management Incentive Plan is attached as Exhibit 10.1(r) to Amendment No. 1 to the
                Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(o) The Sauer-Sundstrand Employees' Retirement Plan is attached as Exhibit 10.1(s) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(p) The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is
                attached as Exhibit 10.1(t) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(q) The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously
                Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the
                Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(r) The Sauer-Sundstrand Employees' Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment
                No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(s) The Retirement Benefits Agreement for Klaus Murmann is attached as Exhibit 10.1(w) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(t) The Retirement Benefits Agreement for Tonio Barlage is attached as Exhibit 10.1(x) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(u) The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's
                Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(v) The Sauer Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the
                Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(w) The Sauer Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit
                10.1(q) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
       10.1(x) The Purchase Agreement for the Neumunster, Germany facility is attached as Exhibit 10.1(d) to Amendment
                No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
         21    Subsidiaries of the Registrant, on page 55.
         23    Consent of Independent Public Accountants, on page 56.
         27    Financial data schedule.

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed for the quarter ended December 31, 1998.

(c) The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference hereunder.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Each person signing below also hereby appoints Tonio P. Barlage and Kenneth
D. McCuskey, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Sauer Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

                                SAUER INC.

                                By:             KENNETH D. MCCUSKEY
                                     -----------------------------------------
                                                Kenneth D. McCuskey
                                     TREASURER, SECRETARY, PRINCIPAL FINANCIAL
                                       OFFICER, PRINCIPAL ACCOUNTING OFFICER

Date: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       KLAUS H. MURMANN
------------------------------  Director, Chairman, and       March 31, 1999
       Klaus H. Murmann           Chief Executive Officer

       TONIO P. BARLAGE
------------------------------  Director, President, and      March 31, 1999
       Tonio P. Barlage           Chief Operating Officer

       DAVID L. PFEIFLE
------------------------------  Director and Executive        March 31, 1999
       David L. Pfeifle           Vice President

                                Treasurer, Secretary,
     KENNETH D. MCCUSKEY          Principal Financial
------------------------------    Officer, Principal          March 31, 1999
     Kenneth D. McCuskey          Accounting Officer

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

         NICOLA KEIM
------------------------------  Director                      March 31, 1999
         Nicola Keim

         SVEN MURMANN
------------------------------  Director                      March 31, 1999
         Sven Murmann

    JOHANNES F. KIRCHHOFF
------------------------------  Director                      March 31, 1999
    Johannes F. Kirchhoff

      AGUSTIN A. RAMIREZ
------------------------------  Director                      March 31, 1999
      Agustin A. Ramirez

     RICHARD M. SCHILLING
------------------------------  Director                      March 31, 1999
     Richard M. Schilling

                          SAUER INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              1996          1997          1998
                                                                          ------------  ------------  ------------
NET SALES...............................................................  $    467,566  $    535,173  $    564,524
                                                                          ------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of sales.........................................................       354,034       404,065       428,311
  Selling, general and administrative...................................        51,856        52,575        54,513
  Research and development..............................................        20,505        20,655        22,089
                                                                          ------------  ------------  ------------
        Total costs and expenses........................................       426,395       477,295       504,913
                                                                          ------------  ------------  ------------
        Operating income................................................        41,171        57,878        59,611
                                                                          ------------  ------------  ------------

NONOPERATING INCOME (EXPENSES):
  Interest expense......................................................        (6,523)       (8,305)       (9,244)
  Interest income.......................................................           564           698           430
  Royalty income........................................................         1,156         1,150           986
  Other, net............................................................          (584)          144          (576)
                                                                          ------------  ------------  ------------
        Nonoperating expenses, net......................................        (5,387)       (6,313)       (8,404)
                                                                          ------------  ------------  ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST........................        35,784        51,565        51,207
PROVISION FOR INCOME TAXES..............................................       (10,243)      (15,944)      (15,379)
                                                                          ------------  ------------  ------------
INCOME BEFORE MINORITY INTEREST.........................................        25,541        35,621        35,828
MINORITY INTEREST IN INCOME OF CONSOLIDATED COMPANIES...................        (6,643)       (8,492)       (9,494)
                                                                          ------------  ------------  ------------
        Net income......................................................  $     18,898  $     27,129  $     26,334
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic and diluted net income per common share...........................  $       0.78  $       1.12  $       1.01
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average basic shares outstanding...............................    24,225,000    24,225,000    26,148,288
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average diluted shares outstanding.............................    24,225,000    24,225,000    26,150,302
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               1997       1998
                                                                                             ---------  ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................................  $   7,363  $   8,891
  Accounts receivable (net of allowance for doubtful accounts of $3,195 and $3,166 in 1997
    and 1998, respectively)................................................................     77,170     73,661
  Inventories..............................................................................     89,031     89,195
  Other current assets.....................................................................      9,557      9,984
                                                                                             ---------  ---------
        Total current assets...............................................................    183,121    181,731
                                                                                             ---------  ---------
PROPERTY, PLANT AND EQUIPMENT, net.........................................................    191,690    262,527
                                                                                             ---------  ---------
OTHER ASSETS:
  Intangible assets, net...................................................................      2,964      3,769
  Deferred income taxes....................................................................      6,463      2,328
  Other....................................................................................      4,497      9,416
                                                                                             ---------  ---------
        Total other assets.................................................................     13,924     15,513
                                                                                             ---------  ---------
                                                                                             $ 388,735  $ 459,771
                                                                                             ---------  ---------
                                                                                             ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Notes payable and bank overdrafts........................................................  $  60,278  $  41,767
  Long-term debt due within one year.......................................................        952      2,398
  Accounts payable.........................................................................     46,392     38,271
  Accrued salaries and wages...............................................................      6,385      7,683
  Accrued warranty.........................................................................      9,398      8,601
  Other accrued liabilities................................................................     15,897     12,884
                                                                                             ---------  ---------
        Total current liabilities..........................................................    139,302    111,604
                                                                                             ---------  ---------
LONG-TERM DEBT.............................................................................     75,198    106,862
                                                                                             ---------  ---------
OTHER LIABILITIES:
  Long-term pension liability..............................................................     28,959     33,044
  Postretirement benefits other than pensions..............................................     12,784     13,608
  Deferred income taxes....................................................................      4,018      4,746
  Other....................................................................................     10,374      5,419
                                                                                             ---------  ---------
        Total other liabilities............................................................     56,135     56,817
                                                                                             ---------  ---------
MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES..................................     32,799     35,584
                                                                                             ---------  ---------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share, authorized 45,000,000 shares in 1997 and 1998;
    issued 24,900,000 in 1997 and 28,072,050 in 1998; outstanding 24,225,000 in 1997 and
    27,397,050 in 1998.....................................................................        249        281
  Additional paid-in capital...............................................................     75,098    120,092
  Retained earnings........................................................................     12,773     31,416
  Accumulated other comprehensive income...................................................       (119)     1,813
  Unamortized restricted stock compensation................................................         --     (1,998)
  Common stock in treasury (at cost), 675,000 shares in 1997 and 1998......................     (2,700)    (2,700)
                                                                                             ---------  ---------
Total stockholders' equity.................................................................     85,301    148,904
                                                                                             ---------  ---------
                                                                                             $ 388,735  $ 459,771
                                                                                             ---------  ---------
                                                                                             ---------  ---------

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDER' EQUITY AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         ACCUMULATED     UNAMORTIZED    COMMON
                                      NUMBER OF                 ADDITIONAL   RETAINED       OTHER        RESTRICTED      STOCK
                                        SHARES       COMMON      PAID-IN     EARNINGS   COMPREHENSIVE       STOCK         IN
                                     OUTSTANDING      STOCK      CAPITAL    (DEFICIT)       INCOME      COMPENSATION   TREASURY
                                     ------------  -----------  ----------  ----------  --------------  -------------  ---------
YEAR ENDED
  DECEMBER 31, 1996:
  Beginning balance................    24,225,000   $     249   $   75,098  $  (17,750)   $    4,594      $      --    $  (2,700)
  Comprehensive income:
    Net income.....................            --          --           --      18,898            --             --           --
    Pension adjustment.............            --          --           --          --           (92)            --           --
    Translation adjustment.........            --          --           --          --           329             --           --
  Total comprehensive income.......            --          --           --          --            --             --           --
  Cash dividends, ($.32 per
    share).........................            --          --           --      (7,752)           --             --           --
                                     ------------       -----   ----------  ----------       -------    -------------  ---------
        Ending Balance.............    24,225,000         249       75,098      (6,604)        4,831             --       (2,700)

YEAR ENDED
  DECEMBER 31, 1997:
  Comprehensive income:
    Net income.....................            --          --           --      27,129            --             --           --
    Pension adjustment.............            --          --           --          --          (177)            --           --
    Translation adjustment.........            --          --           --          --        (4,773)            --           --
  Total comprehensive income.......            --          --           --          --            --             --           --
  Cash dividends, ($.32 per
    share).........................            --          --           --      (7,752)           --             --           --
                                     ------------       -----   ----------  ----------       -------    -------------  ---------
        Ending Balance.............    24,225,000         249       75,098      12,773          (119)            --       (2,700)
YEAR ENDED
  DECEMBER 31, 1998:
  Comprehensive income:
    Net income.....................            --          --           --      26,334            --             --           --
    Pension adjustment.............            --          --           --          --           157             --           --
    Translation adjustment.........            --          --           --          --         1,775             --           --
  Total comprehensive income.......            --          --           --          --            --             --           --
  Sale of common stock under
    initial public offering, net of
    expenses.......................     3,000,000          30       48,070          --            --             --           --
  Restricted stock grant...........       172,050           2        2,697          --            --         (2,699)          --
  Amortization of restricted stock
    compensation...................            --          --           --          --            --            701           --
  Cash dividends, ($.29 per
    share).........................            --          --           --      (7,691)           --             --           --
  Purchase of Neumunster
    facility.......................            --          --       (5,773)         --            --             --           --
                                     ------------       -----   ----------  ----------       -------    -------------  ---------
        Ending balance.............    27,397,050   $     281   $  120,092  $   31,416    $    1,813      $  (1,998)   $  (2,700)
                                     ------------       -----   ----------  ----------       -------    -------------  ---------
                                     ------------       -----   ----------  ----------       -------    -------------  ---------


                                       TOTAL
                                     ----------
YEAR ENDED
  DECEMBER 31, 1996:
  Beginning balance................  $   59,491
  Comprehensive income:
    Net income.....................          --
    Pension adjustment.............          --
    Translation adjustment.........          --
  Total comprehensive income.......      19,135
  Cash dividends, ($.32 per
    share).........................      (7,752)
                                     ----------
        Ending Balance.............      70,874
YEAR ENDED
  DECEMBER 31, 1997:
  Comprehensive income:
    Net income.....................          --
    Pension adjustment.............          --
    Translation adjustment.........          --
  Total comprehensive income.......      22,179
  Cash dividends, ($.32 per
    share).........................      (7,752)
                                     ----------
        Ending Balance.............      85,301
YEAR ENDED
  DECEMBER 31, 1998:
  Comprehensive income:
    Net income.....................          --
    Pension adjustment.............          --
    Translation adjustment.........          --
  Total comprehensive income.......      28,266
  Sale of common stock under
    initial public offering, net of
    expenses.......................      48,100
  Restricted stock grant...........          --
  Amortization of restricted stock
    compensation...................         701
  Cash dividends, ($.29 per
    share).........................      (7,691)
  Purchase of Neumunster
    facility.......................      (5,773)
                                     ----------
        Ending balance.............  $  148,904
                                     ----------
                                     ----------

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                     1996       1997       1998
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................  $  18,898  $  27,129  $  26,334
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization................................................     24,830     25,835     30,635
    Minority interest in income of consolidated companies........................      6,643      8,492      9,494
    (Increase) decrease in working capital --
      Accounts receivable, net...................................................       (428)   (16,620)     5,723
      Inventories................................................................      4,719    (17,260)     2,514
      Accounts payable...........................................................     (7,126)    13,174     (8,915)
      Accrued liabilities........................................................      2,930     (6,394)    (2,988)
      Other......................................................................     (2,796)     8,388        738
                                                                                   ---------  ---------  ---------
        Net cash provided by operating activities................................     47,670     42,744     63,535
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.....................................    (56,284)   (66,750)   (98,582)
  Purchase of minority interest..................................................         --     (3,959)      (693)
  Proceeds from sales of property, plant and equipment...........................         86        398        325
                                                                                   ---------  ---------  ---------
        Net cash used in investing activities....................................    (56,198)   (70,311)   (98,950)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on notes payable and bank overdrafts...............    (18,067)    10,555    (11,363)
  Net borrowings of long-term debt...............................................     36,647     25,171     13,916
  Sale of common stock...........................................................         --         --     48,100
  Cash dividends.................................................................     (7,752)    (7,752)    (7,691)
  Distribution to minority interest partners.....................................     (1,560)    (4,623)    (7,885)
                                                                                   ---------  ---------  ---------
        Net cash provided by financing activities................................      9,268     23,351     35,077
                                                                                   ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES..................................................       (524)      (450)     1,866
                                                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the year........................................        216     (4,666)     1,528
  Beginning balance..............................................................     11,813     12,029      7,363
                                                                                   ---------  ---------  ---------
        Ending balance...........................................................  $  12,029  $   7,363  $   8,891
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid..................................................................  $   6,826  $   8,107  $   9,447
  Income taxes paid..............................................................  $   7,625  $  18,495  $  14,846
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1998 the Company purchased the real estate and building of its main facility in Germany for $23,470. In conjunction with the acquisition, liabilities were assumed as follows:
      Fair value of assets acquired..............................................                        $  23,470
      Cash paid for the real estate and building.................................                          (15,680)
                                                                                                         ---------
          Liabilities assumed....................................................                        $   7,790
                                                                                                         ---------
                                                                                                         ---------

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)  THE COMPANY AND ITS OPERATIONS:

    Sauer Inc., a U.S. Delaware corporation, and subsidiaries (the "Company") is a leading international manufacturer of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers of mobile equipment, including construction, agricultural and turf care equipment. The Company's products are sold throughout the world either directly, or through distributors.

    The Company, which is a holding company, conducts its business in North America as Sauer-Sundstrand Company (the "U.S. Operating Company"), and in Germany as Sauer-Sundstrand GmbH & Co. (the "German Operating Company"). The Company also has manufacturing plants in the United Kingdom, Italy, Slovakia, and China, as well as sales companies in other locations. Sauer-Sundstrand GmbH (the "German Holding Company"), which is wholly owned by the Company, functions as a management and holding company on behalf of the Company.

    The Company is majority owned by Mr. Klaus H. Murmann and certain of his family members, directly and through Sauer GmbH and other wholly owned companies. Sauer GmbH and Sauer GmbH and Co. Hydraulik K.G. ("Sauer Hydraulik") ("Murmann Limited Partners") hold limited partnership interests (the "Murmann Limited Partnership Interests") in the German Operating Company as described below. Sauer GmbH and Sauer Hydraulik, a German corporation and a German partnership, respectively, are wholly owned by the Murmann family.

(2)  BUSINESS VENTURES:

    During 1991, the U.S. Operating Company and Agri-Fab, Inc. formed a business venture organized as a U.S. limited partnership under the name Hydro-Gear Limited Partnership ("Hydro-Gear"). The U.S. Operating Company contributed inventories and machinery and equipment with a carrying amount of $4,066 for a 60% interest in Hydro-Gear. The principal business of Hydro-Gear is the manufacture, sale, and distribution of hydrostatic and axle products to the turf care market.

    On November 29, 1994, the German Holding Company and Povazske Strojarne, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer Mechanika, a.s. The German Holding Company contributed approximately $6,000 of cash, technology, and machinery and equipment for a 65% interest in Sauer Mechanika. During 1997, the German Holding Company purchased the 35% interest held by its partner, Povazske Strojarne, a.s., for $3,959. The principal business of Sauer Mechanika is the manufacture of gear boxes for transit mixers.

    On February 16, 1995, the Company and Shanghai Hydraulics and Pneumatics formed a business venture organized as a Chinese Limited Liability Foreign Investment Enterprise under the name Sauer Shanghai Hydraulic Transmission Company, Ltd. ("SHC"). The Company contributed $5,400 of cash, machinery and equipment and technology for a 50% interest in SHC. Operations commenced during 1996. During 1997, the Company contributed an additional $2,700 of cash to increase its interest in SHC to 60%. The principal business of SHC is the manufacture, sale and distribution of high power hydrostatic transmissions to the Chinese market.

    On December 30, 1996, the German Holding Company and ZTS, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer ZTS, a.s. The German Holding Company

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

contributed approximately $5,800 of cash and technology for a 65% interest in Sauer ZTS, a.s. During 1998, the Company contributed an additional $693 to increase its interest in Sauer ZTS, a.s. to 80%. The principal business of Sauer ZTS, a.s. is the manufacture of high power hydrostatic transmissions.

    On October 29, 1998, the Company and the U.S. Operating Company formed a business venture organized as a Brazilian limited liability company under the name Sauer-Sundstrand Ltda., (SAS Ltda.). On December, 2, 1998, the Company, the U.S. Operating Company and SAS Ltda. entered into an agreement with the Company's Brazilian licensee, Power Transmission Industries Overseas Corporation
(PTI) and certain parties related to PTI to purchase the assets and assume liabilities of PTI for approximately $1,500. As a result of this agreement, the license with PTI was terminated and SAS Ltda. acquired machinery and equipment, inventory, goodwill and other intangibles. The principal business of SAS Ltda. is the sale and distribution of hydrostatic transmissions and gear pumps and motors to the South American market.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION--

    The accounts of the Company are stated in accordance with generally accepted accounting principles in the U.S. The consolidated financial statements include the accounts of Sauer Inc. and subsidiaries on a consolidated basis for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

    Sauer Inc. is the general partner and 80% owner of the German Operating Company. The Murmann Limited Partners have certain rights which include an annual cash payment equal to 7.9% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests and the right to consent to certain actions of the German Operating Company. However, the Company has the right to elect by the action of its independent directors or the holders of its common stock other than the Murmann family, to terminate the Murmann Limited Partnership Interests in exchange for 2,250,000 shares of common stock of Sauer Inc. As such, the Company controls and consolidates the German Operating Company. The Murmann Limited Partners have no other property rights in the assets of the Company, the U.S. Operating Company, the German Operating Company or any other related entity.

USE OF ESTIMATES--

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRINCIPLES--

    During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net income and adjustments for minimum pension liability and foreign currency translation is disclosed on the face of the Statements of Stockholders' Equity and Comprehensive Income.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The Company also adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosures made with respect to pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans.

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position, ("SOP"), 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities be expensed as incurred. These costs are defined, among others, as one-time activities relating to opening a new facility, introducing a new product or initiating a new process in an existing facility. The Company currently expenses these types of costs and therefore, does not believe that this statement will have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. As the Company does not currently have any such instruments outstanding, the Company does not believe that this statement will have any material effect on the Company's financial position or results of operations.

RECLASSIFICATION--

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

MINORITY INTEREST--

    Minority interest in net assets and income reflected in the accompanying consolidated financial statements consists of:

    (a) A minority interest held by Agri-Fab, Inc. in a U. S. limited partnership for 1996, 1997 and 1998.

    (b) The Murmann Limited Partners, as holders of limited partnership interests, in the results of the German Operating Company equal to 8.5% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests for 1996 and 1997 and 7.9% for 1998.

    (c) A minority interest held by Povazske Strojarne, a.s. in a Slovakian corporation for 1996 and 1997.

    (d) A minority interest held by Shanghai Hydraulics and Pneumatics in a Chinese equity business venture for 1996, 1997 and 1998.

    (e) A minority interest held by ZTS, a.s. in a Slovakian corporation for 1997 and 1998.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following tables set forth the components of minority interest in the consolidated balance sheets and consolidated statements of income:

           MINORITY INTEREST REFLECTED IN CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Hydro-Gear..............................................................  $  15,216  $  18,928
German Operating Company................................................     11,203     11,334
SHC.....................................................................      3,438      3,929
Sauer ZTS, a.s..........................................................      2,942      1,393
                                                                          ---------  ---------
        Total...........................................................  $  32,799  $  35,584
                                                                          ---------  ---------
                                                                          ---------  ---------

                  MINORITY INTEREST (INCOME) LOSS REFLECTED IN
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
Hydro-Gear....................................................  $  (4,345) $  (6,339) $  (7,631)
German Operating Company......................................     (2,707)    (4,001)    (3,573)
Sauer Mechanika, a.s..........................................        168        291         --
SHC...........................................................        241      1,480      1,319
Sauer ZTS, a.s................................................         --         77        391
                                                                ---------  ---------  ---------
        Total.................................................  $  (6,643) $  (8,492) $  (9,494)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

TRANSLATION OF FOREIGN CURRENCIES--

    Assets and liabilities of consolidated foreign subsidiaries are translated into U. S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity. Gains or losses on transactions denominated in foreign currencies and the related tax effects, which are not material, are reflected in net income.

CASH AND CASH EQUIVALENTS--

    Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INVENTORIES--

    Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor and factory overhead. The percentage of year end inventory using average cost, last-in, first-out ("LIFO"), and first-in, first-out ("FIFO") was 61%, 32% and 7%, respectively, for 1997 and 61%, 33% and 6%, respectively, for 1998.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION--

    Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Assets under capital lease are stated at the lower of fair market value or the present value of future minimum lease payments, net of accumulated depreciation. Depreciation is generally computed on the straight-line method for building equipment and buildings over 10-37 years and for machinery and equipment over 3-12 years. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($13,110, $15,184 and $15,410 in 1996, 1997 and 1998, respectively) are charged to expense. Upon the sale of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in nonoperating income or expense.

INTANGIBLE ASSETS AND AMORTIZATION--

    Intangible assets include goodwill, patents and other intangibles. These assets are stated at cost, net of accumulated amortization, and are being amortized over the lesser of 20 years or the specific remaining identifiable life on a straight-line basis. Goodwill was $1,201 and $2,294 as of December 31, 1997 and 1998, net of accumulated amortization of $4,950 and $6,409, respectively. Amortization of goodwill and other intangibles was $2,449 for 1996, $756 for 1997 and $644 for 1998.

IMPAIRMENT OF LONG-LIVED ASSETS--

    Consistent with the requirements of SFAS 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets is evaluated based on the expected future non-discounted operating cash flows. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company recognizes an impairment loss. Based upon its most recent analysis, the Company believes that no impairments existed at December 31, 1998.

REVENUE RECOGNITION--

    Net sales are recorded at the time of shipment to customers along with related expenses including estimates for warranty expense.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INCOME TAXES--

    The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred taxes when it is more likely than not that a tax benefit will not be realized.

(4)  BASIC AND DILUTED PER SHARE DATA:

    Basic and diluted net income per common share data is as follows:

                                    DECEMBER 31, 1997                     DECEMBER 31, 1998
                           ------------------------------------  ------------------------------------
                              NET                   NET INCOME      NET                   NET INCOME
                            INCOME       SHARES      PER SHARE    INCOME       SHARES      PER SHARE
                           ---------  ------------  -----------  ---------  ------------  -----------
Basic net income per
 share...................  $  27,129    24,225,000   $    1.12   $  26,334    26,148,288   $    1.01
Effect of Dilutive
 Securities:
  Restricted stock.......         --            --          --          --         2,014          --
                           ---------  ------------       -----   ---------  ------------       -----
Diluted net income per
 share...................  $  27,129    24,225,000   $    1.12   $  26,334    26,150,302   $    1.01
                           ---------  ------------       -----   ---------  ------------       -----
                           ---------  ------------       -----   ---------  ------------       -----

    Basic net income per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those restricted stock shares for which market price exceeds exercise price, if any, less shares which could have been purchased by the Company with the related proceeds. Shares resulting in an antidilutive effect are excluded in accordance with SFAS No. 128. There were no restricted stock shares outstanding during 1997.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5)  INVENTORIES:

    The composition of inventories is as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Raw materials...........................................................  $  41,851  $  40,621
Work in process.........................................................     13,101     14,102
Finished goods and parts................................................     40,461     41,574
LIFO allowance..........................................................     (6,382)    (7,102)
                                                                          ---------  ---------
        Total...........................................................  $  89,031  $  89,195
                                                                          ---------  ---------
                                                                          ---------  ---------

(6)  PROPERTY, PLANT AND EQUIPMENT:

    The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1997         1998
                                                                      -----------  -----------
Cost--
  Land and improvements.............................................  $     3,771  $     4,597
  Buildings and improvements........................................       43,527       64,908
  Machinery and equipment...........................................      307,364      380,562
  Construction in progress..........................................       27,485       30,506
  Plant and equipment under capital lease...........................          638          698
                                                                      -----------  -----------
        Total cost..................................................      382,785      481,271

Less--Accumulated depreciation......................................     (191,095)    (218,744)
                                                                      -----------  -----------
        Net property, plant and equipment...........................  $   191,690  $   262,527
                                                                      -----------  -----------
                                                                      -----------  -----------

    Depreciation expense for 1996, 1997 and 1998 was $22,381, $25,079, and $29,991, respectively.

(7)  PENSION BENEFITS:

    The Company has noncontributory defined benefit plans covering substantially all employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company's funding policy outside of Germany is to contribute annually an amount that falls within the range determined to be deductible for federal income tax purposes. The net pension liabilities reflected in the accompanying consolidated balance sheets result principally from unfunded pension plans of the Company's operations in Germany, where it is common practice to fund pension obligations at the time payments are made to retirees.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7)  PENSION BENEFITS: (CONTINUED)
    Pension expense for 1996, 1997 and 1998 for these defined benefit plans consists of the following components:

                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
Service cost..................................................  $   2,846  $   3,042  $   3,307
Interest cost.................................................      6,400      6,562      6,774
Expected return on plan assets................................     (4,578)    (6,395)    (5,277)
Amortization of prior service cost............................        321        318        454
Amortization of net loss......................................        166      1,428         93
Amortization of transition obligation.........................       (296)      (285)      (287)
                                                                ---------  ---------  ---------
        Net pension expense...................................  $   4,859  $   4,670  $   5,064
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The following table sets forth the plans' funded status as of the respective balance sheet dates:

                                                                DECEMBER 31, 1997           DECEMBER 31, 1998
                                                            --------------------------  --------------------------
                                                               ASSETS     ACCUMULATED      ASSETS     ACCUMULATED
                                                               EXCEED       BENEFITS       EXCEED       BENEFITS
                                                            ACCUMULATED      EXCEED     ACCUMULATED      EXCEED
                                                              BENEFITS       ASSETS       BENEFITS       ASSETS
                                                            ------------  ------------  ------------  ------------
Benefit obligation at January 1...........................   $  (15,371)   $  (70,312)   $  (15,919)   $  (75,842)
Service cost..............................................         (869)       (2,167)         (772)       (2,509)
Interest cost.............................................       (1,278)       (5,278)       (1,122)       (5,756)
Plan participant contributions............................         (343)           --          (373)           --
Plan amendments...........................................           --            --            --        (1,449)
Actuarial gain (loss).....................................        1,369        (2,297)         (494)       (2,995)
Benefit payments..........................................          573         4,264           424         2,539
Effect of exchange rate changes...........................           --           (52)           --        (1,700)
                                                            ------------  ------------  ------------  ------------
Benefit obligation at December 31.........................      (15,919)      (75,842)      (18,256)      (87,712)
                                                            ------------  ------------  ------------  ------------
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1....................       20,127        45,167        22,560        50,527
Actual return on plan assets..............................        1,948         6,915         1,714         6,256
Employer contributions....................................          715         2,143           779         2,674
Plan participants' contributions..........................          343            --           373            --
Benefit payments..........................................         (573)       (3,698)         (424)       (1,933)
                                                            ------------  ------------  ------------  ------------
Fair value of plan assets at December 31..................       22,560        50,527        25,002        57,524
                                                            ------------  ------------  ------------  ------------
Funded status at December 31..............................        6,641       (25,315)        6,746       (30,188)
Unrecognized prior service cost...........................          567         1,285           518         2,335
Unrecognized actuarial gain...............................       (3,816)       (5,030)       (2,912)       (4,994)
Unrecognized net transition obligation....................       (1,149)           --          (862)           --
                                                            ------------  ------------  ------------  ------------
Net amount recognized.....................................   $    2,243    $  (29,060)   $    3,490    $  (32,847)
                                                            ------------  ------------  ------------  ------------

                          SAUER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7)  PENSION BENEFITS: (CONTINUED)

    Amounts recognized in the balance sheet as of December 31:

                                               DECEMBER 31, 1997            DECEMBER 31, 1998
                                          ---------------------------  ---------------------------
                                                         ACCUMULATED                  ACCUMULATED
                                          ASSETS EXCEED    BENEFITS    ASSETS EXCEED    BENEFITS
                                           ACCUMULATED      EXCEED      ACCUMULATED      EXCEED
                                            BENEFITS        ASSETS       BENEFITS        ASSETS
                                          -------------  ------------  -------------  ------------
Long-term pension asset (liability).....    $   2,243     $  (28,959)    $   3,490     $  (33,044)
Current pension liability...............           --           (738)           --           (984)
Intangible asset........................           --             71            --            869
Other accumulated comprehensive
 income.................................           --            566            --            312
                                               ------    ------------       ------    ------------
Net amount recognized...................    $   2,243     $  (29,060)    $   3,490     $  (32,847)
                                               ------    ------------       ------    ------------

    Significant assumptions used in determining pension expense and related pension obligations are as follows:

                                                                                       DECEMBER 31,
                                                                           -------------------------------------
                                                                              1996         1997         1998
                                                                              -----        -----        -----
Discount rates--
  United States..........................................................         7.5%         7.5%         7.0%
  Germany................................................................         7.5          7.5          6.5
  United Kingdom.........................................................         9.0          9.0          7.0
Rates of increase in compensation levels--
  United States..........................................................         5.0          5.0          4.5
  Germany................................................................         3.5          3.5          2.5
  United Kingdom.........................................................         8.0          8.0          5.0
Expected long-term rate of return on assets--
  United States..........................................................         8.5          8.5          8.5
  United Kingdom.........................................................         9.0          9.0          7.0

    The plans' assets consist principally of short-term U.S. Government securities, UK Government securities, equity securities, fixed income contracts and insurance contracts.

(8)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    The Company provides health benefits for retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions which include certain age and/or service requirements. Health benefits for retirees of non-U.S. operations, where applicable, are provided through government sponsored plans to which contributions by the Company are required. The health benefit plans covering substantially all U.S. employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: (CONTINUED)
    The components of the postretirement benefit provisions of the Company-sponsored plans for 1996, 1997 and 1998 were as follows:

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Service cost.....................................................  $     323  $     365  $     402
Interest cost....................................................        948        997      1,085
Net deferral and amortization....................................         22         20         49
                                                                   ---------  ---------  ---------
Postretirement benefit provision.................................  $   1,293  $   1,382  $   1,536
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The funded status of the Company-sponsored plans was as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------
Reconciliation of benefit obligation:
  Accumulated postretirement benefit liability at January 1...........  $  (13,603) $  (14,361)
  Service cost........................................................        (365)       (403)
  Interest cost.......................................................        (997)     (1,085)
  Actuarial gain (loss)...............................................          86      (1,489)
  Benefit payments....................................................         518         624
                                                                        ----------  ----------
  Accumulated postretirement benefit liability at December 31.........     (14,361)    (16,714)
                                                                        ----------  ----------
Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1..............................          --          --
  Employer contributions..............................................         518         624
  Benefit payments....................................................        (518)       (624)
                                                                        ----------  ----------
  Fair value of plan assets at December 31............................          --          --
                                                                        ----------  ----------
  Funded status.......................................................     (14,361)    (16,714)
  Unrecognized actuarial loss.........................................       1,577       3,106
                                                                        ----------  ----------
  Postretirement benefit liability....................................  $  (12,784) $  (13,608)
                                                                        ----------  ----------
                                                                        ----------  ----------

    The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 8.0% for 1999 and is assumed to decrease ratably in 2000 and 2001 and remain level at 5.5% thereafter.

    U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

    A one percent increase in the annual health care trend rates would have increased the accumulated postretirement benefit obligation at December 31, 1998, by $1,333, and increased postretirement benefit expense for 1998 by $160. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.5% for 1997 and 7.0% for 1998.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9)  LONG-TERM INCENTIVE PLAN:

    Effective June 1, 1998, the Company terminated its Phantom Share Plan. Phantom Share Rights outstanding at the time of termination were replaced by Restricted Common Stock as discussed below. Prior to termination, the grantee of a Phantom Share Right was entitled to the market value of a common share as of the December 31 immediately prior to the date the restrictions on such Phantom Share Right lapsed, and until the restrictions lapsed, a quarterly payment in an amount determined by the Board of Directors. At December 31, 1997, 110,400 Phantom Share Rights were outstanding. Compensation expense was recognized ratably over the period from the date of grant to the date the restrictions on a right lapsed. Earnings were also charged or credited for the aggregate appreciation or depreciation of the rights during the period as well as any quarterly payment to the grantees. Phantom share compensation expense included in the accompanying consolidated financial statements was $902, $955 and $0 for 1996, 1997 and 1998, respectively. The total value of the Phantom Shares outstanding as of December 31, 1997 was $3,257.

    On June 1, 1998, the Company awarded 172,050 shares of restricted stock to a group of employees. The restricted stock award entitles the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of the award was established based on the market value of the stock as of the grant date. The shares vest beginning in year five after the date of grant at a rate of 20% per year thereafter.

    Unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the life of the grant. Unearned compensation was computed based on the market value of the restricted shares. Compensation expense recognized in conjunction with the restricted stock outstanding in 1998 amounted to $701.

    The Company's Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares and other incentive awards to officers and key employees and for the reimbursement to certain participants for the personal income tax liability resulting from such awards. The total number of shares of common stock which may be subject to awards or be issued under the Long-Term Incentive Plan will not exceed 2,400,000 shares, of which no more than 1,200,000 shares may be issued as restricted stock.

(10)  INCOME TAXES:

    The Company's income before income taxes is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1997       1998
                                                               ---------  ---------  ---------
United States................................................  $  26,963  $  37,031  $  37,838
Europe and other.............................................      2,178      6,042      3,875
                                                               ---------  ---------  ---------
  Total......................................................  $  29,141  $  43,073  $  41,713
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company's primary German operation is structured as a partnership. This operation is subject to United States as well as German income tax regulations. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10)  INCOME TAXES: (CONTINUED)
    The (provision) benefit for income taxes by taxing jurisdiction location are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996        1997        1998
                                                            ----------  ----------  ----------
Current:
  United States
    Federal...............................................  $   (4,994) $  (11,476) $   (8,029)
    State.................................................        (877)     (1,261)       (957)
  European and other......................................      (4,096)     (3,443)     (3,230)
                                                            ----------  ----------  ----------
  Total current...........................................      (9,967)    (16,180)    (12,216)
                                                            ----------  ----------  ----------
Deferred:
  United States
    Federal...............................................         400       1,593      (2,168)
    State.................................................         (67)       (204)       (310)
  European and other......................................        (609)     (1,153)       (685)
                                                            ----------  ----------  ----------
  Total deferred..........................................        (276)        236      (3,163)
                                                            ----------  ----------  ----------
Total income tax provision................................  $  (10,243) $  (15,944) $  (15,379)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    A reconciliation of the statutory and effective income tax (provision) benefit based on the Company's income before income taxes is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996        1997        1998
                                                            ----------  ----------  ----------
United States income tax provision at the statutory rate
  of 35%..................................................  $  (10,199) $  (15,076) $  (14,600)
Deferred tax benefit not previously recognized............       2,069       1,923       1,687
European and Asian locations' losses not tax benefited....      (1,224)     (1,168)     (2,140)
Taxes on European locations' income at rates which differ
  from the U.S. rate......................................         443        (270)        682
State income taxes, net of U.S. federal tax benefit.......        (614)       (871)       (704)
Other.....................................................        (718)       (482)       (304)
                                                            ----------  ----------  ----------
Total income tax provision................................  $  (10,243) $  (15,944) $  (15,379)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10)  INCOME TAXES: (CONTINUED)
    The components of the Company's net deferred tax assets and (liabilities), determined on a jurisdictional basis, are as follows:

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                            1997                    1998
                                                   ----------------------  ----------------------
                                                    ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                   ---------  -----------  ---------  -----------
U.S. tax credit carryforwards....................  $   1,575   $      --   $   1,474   $      --
Internal Revenue Code Section 743 and Other Tax
  Basis Step-Ups.................................      4,473          --       3,776          --
Deferred compensation, post-retirement and
  accrued pension benefits.......................     11,407        (923)     11,259      (1,082)
Tax over book depreciation.......................     (5,055)     (3,195)     (7,118)     (3,594)
Inventory and warranty reserves not deducted for
  tax............................................      5,283          --       5,652          --
Other items......................................      2,125         100       1,443         (70)
U.S. tax on unremitted earnings of foreign
  subsidiaries...................................     (2,168)         --      (2,400)         --
                                                   ---------  -----------  ---------  -----------
Gross deferred tax assets and (liabilities)......     17,640      (4,018)     14,086      (4,746)
Valuation allowance..............................     (3,187)         --      (3,057)         --
                                                   ---------  -----------  ---------  -----------
Net deferred tax assets and (liabilities)........     14,453      (4,018)     11,029      (4,746)
Less-current portion.............................     (7,990)         --      (8,701)         --
                                                   ---------  -----------  ---------  -----------
Net deferred tax assets and (liabilities),
  long-term......................................  $   6,463   $  (4,018)  $   2,328   $  (4,746)
                                                   ---------  -----------  ---------  -----------

    In 1990, the Company issued common stock in exchange for a 40.404% interest in the Sundstrand-Sauer Company partnership. The partnership filed an election under Internal Revenue Code (IRC) Section 754 and, accordingly, a tax basis step-up was provided to the Company under IRC Section 743. In 1994, certain assets were sold from the German Operating Company to the German Holding Company to facilitate the establishment of Sauer Mechanika a.s., described in Note 2. For tax purposes, this was a taxable transaction and, accordingly, resulted in a tax basis step-up when the assets were ultimately contributed to Sauer Mechanika a.s. The remaining tax benefit from unamortized balances of these tax basis step-ups were $4,473 and $3,776 at December 31, 1997 and 1998, respectively.

    During 1998 the valuation allowance relating to the Company's deferred income tax asset decreased by $130.

    As of December 31, 1998, the Company had not provided federal income taxes on $4,331 of undistributed earnings recorded by certain subsidiaries outside the United States, exclusive of the UK, since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce any U.S. tax liability if these foreign earnings were remitted.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10)  INCOME TAXES: (CONTINUED)
    The Company had the following tax return carryforwards available to offset future years' taxes at December 31, 1998:

                                                                                EXPIRATION
                                                                    AMOUNT         DATES
                                                                   ---------  ---------------
German net operating losses......................................  $  56,000       None
U.S. foreign tax credits.........................................  $   2,680     1999-2002

    The German net operating losses do not produce a deferred tax asset on a consolidated basis due to the treatment of the German Operating Company as a partnership combined with the impact of foreign tax credits.

(11)  NOTES PAYABLE AND LONG-TERM DEBT:

    Long-term debt consisted of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997        1998
                                                                         ---------  ----------
Company's Revolving Credit Agreement, due August 2001..................  $  15,000  $       --
U.S. Operating Company's Revolving Credit Facility, due March 2002.....     24,000      33,800
U.S. Operating Company's Senior Notes, due through December 2007.......     25,000      25,000
U.S. Operating Company's Industrial Development Revenue Bonds, due May
  2026                                                                       9,000       9,000
German Holding Company's Long-Term Bank Facilities maturing through
  June 2018............................................................         --      32,829
Other borrowings.......................................................      3,150       8,631
                                                                         ---------  ----------
    Total debt.........................................................     76,150     109,260
Less--scheduled current maturities.....................................       (952)     (2,398)
                                                                         ---------  ----------
    Total long-term debt...............................................  $  75,198  $  106,862
                                                                         ---------  ----------
                                                                         ---------  ----------

    Prior to its initial public offering, the Company's Revolving Credit Agreement ("Agreement") allowed the Company to borrow up to $15,000 at an interest rate based on the London interbank offered rate ("LIBOR"). The company repaid this debt using proceeds from the initial public offering. At December 31, 1997, the interest rate on outstanding borrowings under the Agreement was 7.05%. The Agreement required the maintenance of certain financial results including maintaining minimum levels of net worth and cash flow and contained limitations on the payment of cash dividends.

    The U.S. Operating Company's Revolving Credit Facility, dated November 6, 1997, permits the U.S. Operating Company to choose between two interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are based on the bank's prime lending rate and LIBOR. The

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11)  NOTES PAYABLE AND LONG-TERM DEBT: (CONTINUED)
U.S. Operating Company's Revolving Credit Facility permits unsecured borrowings up to $45,000. At December 31, 1997 and 1998, the weighted average interest rate on outstanding borrowings was approximately 6.73% and 6.50%, respectively.

    The U.S. Operating Company's Revolving Credit Facility contains certain restrictions and requires the U.S. Operating Company to maintain certain financial ratios, including limitations on the payment of cash dividends and maintaining profit before interest and taxes at least 2.5 times interest expense. Additionally, the U.S. Operating Company's Revolving Credit Facility requires the maintenance of net worth (as defined). The U.S. Operating Company was in compliance with the requirements at December 31, 1998 and required net worth was $64,986.

    On May 1, 1996, the U.S. Operating Company issued $9,000 of Industrial Development Revenue Bonds ("Bonds"). The Bonds are at variable interest rates. At December 31, 1997 and 1998, the interest rate on the bonds was 4.7% and 4.95%, respectively. The Bonds are secured by a bank letter of credit. The Bonds contain certain covenants and restrictions similar to those included in the U.S. Operating Company's Revolving Credit Facility. At December 31, 1998, the U.S. Operating Company was in compliance with these requirements.

    On December 15, 1997, the U.S. Operating Company issued $25,000 of 6.68% Senior Notes ("Senior Notes"). The Senior Notes have scheduled annual repayments starting with December 15, 2001 through December 15, 2007. The Senior Notes contain certain restrictions and require the maintenance of certain financial ratios which are similar to the U.S. Operating Company's Revolving Credit Facility. At December 31, 1998, the U.S. Operating Company was in compliance with these requirements.

    The German Holding Company has a series of long-term bank facilities, with an aggregate principle of $32,829 at December 31, 1998. These facilities generally carry fixed rates of interest, ranging from 5.65% to 7.09%. These facilities contain a variety of repayment schedules and have final maturities ranging from December 2001 through June 2018.

    Payments required on long-term debt outstanding as of December 31, 1998, during the years ending 1999 through 2003 and for years thereafter, are $2,398, $2,918, $5,880, $39,531, $5,731 and $52,802, respectively.

    The Company from time to time employs off-balance sheet financial instruments to reduce its exposure to fluctuations in interest rates. These instruments include interest rate caps and swaps. The Company designates interest rate swaps as hedges of LIBOR-based bank debt, and accrues as interest expense the differential to be paid or received under the agreements as rates change over the lives of the contracts. As of December 31, 1998, there were no interest rate swap contracts outstanding.

    The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance sheet financial instruments and does not expect non-performance by the counterparties. There were no interest rate contracts outstanding as of December 31, 1997 and 1998.

    The Company also maintains revolving credit facilities, notes payable and bankers' acceptances for its European and other operations. The German Operating Company's credit agreement contains restrictions

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) NOTES PAYABLE AND LONG-TERM DEBT: (CONTINUED) similar to those in the U.S. Operating Company's agreements. The German Operating Company was in compliance with the requirements at December 31, 1998 and required net worth was $11,597. At December 31, 1998, accounts receivables, inventories, property, plant and machinery and equipment in the amount of $46,708 were pledged as collateral under these European and other operations credit facilities. All U.S. debt is unsecured.

    The weighted average interest rates on short-term borrowings at year-end were 6.6% in 1996, 6.8% in 1997 and 6.1% in 1998.

    The status of lines of credit as of December 31, 1997, and 1998, is summarized below:

                                                                            1997       1998
                                                                          ---------  ---------
Lines of credit--
  Used..................................................................  $  74,696  $  75,567
  Unused................................................................     51,975     47,032

    The fair market value of long-term debt at December 31, 1997 and 1998 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

(12)  STOCKHOLDERS' EQUITY:

    In 1998, the Board of Directors authorized a class of preferred stock with 4,500,000 shares authorized at $.01 par value. The issuance of preferred shares may adversely affect the rights of the holders of common stock. No preferred shares have been issued.

    On May 12, 1998, the Company completed an initial public offering of 9,000,000 shares of common stock at an initial public offering price of $18 per share. Of the 9,000,000 shares of common stock offered, 3,000,000 were issued and sold by the Company and 6,000,000 were sold by management and members of the Murmann family. Prior to the offering, there was no public market for the Company's common stock. The shares of common stock are not convertible and the holders thereof have no preemptive subscription rights to purchase any securities of the Company.

    The Company did not receive any of the proceeds from the sale of the shares by management or members of the Murmann family. The net proceeds to the Company from the initial public offering, after deducting applicable underwriting discounts and offering expenses, was $48,100. The net proceeds to the Company were used to repay long-term debt and for capital expenditures.

(13)  RELATED PARTY TRANSACTIONS:

    On May 1, 1998, the Company acquired the real estate and building of its main facility in Germany, which was previously leased, from Sauer Hydraulik, which is owned by the Murmann family. The transaction was accounted for under the rules governing transactions occurring between entities under common control. As such, the assets were recorded at their historical cost basis of $17,697, debt outstanding of $7,790 was assumed, cash of $15,680 was paid to Sauer Hydraulik and $5,773 was recorded

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13)  RELATED PARTY TRANSACTIONS: (CONTINUED)
as a reduction in additional paid-in-capital. The reduction to additional paid-in-capital was computed as the excess of the facility's fair market value, as determined by an independent appraisal, over the seller's historical cost basis in accordance with common control accounting. Rent expense associated with the property while under the lease agreement was $2,633, $2,278 and $751 for 1996, 1997 and 1998, respectively.

(14)  COMMITMENTS AND CONTINGENCIES:

    The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on operating leases during 1996, 1997 and 1998 was $5,484, $5,835 and $4,322, respectively.

    Minimum future rental commitments under all non-cancelable leases as of December 31, 1998, during the years ending 1999 through 2003 and for years thereafter are $4,353, $3,974, $3,630, $2,011, $1,830, and $1,892, respectively.

    The Company, from time to time, is involved in certain legal proceedings in the ordinary course of its business. The Company intends to vigorously defend against all such claims. However, no assurance can be given that such matters will be resolved in the Company's favor.

(15)  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                     FIRST       SECOND      THIRD       FOURTH      TOTAL
                                   ----------  ----------  ----------  ----------  ----------
1997
Net sales........................  $  135,860  $  146,273  $  118,906  $  134,134  $  535,173
Gross profit.....................      34,520      39,143      30,023      27,422     131,108
Net income.......................  $    7,894  $   10,258  $    5,512  $    3,465  $   27,129
Basic and diluted net income per
  common share...................  $      .33  $      .42  $      .23  $      .14  $     1.12

1998
Net sales........................  $  152,876  $  160,410  $  123,992  $  127,246  $  564,524
Gross profit.....................      34,739      42,025      31,829      27,620     136,213
Net income.......................  $    6,472  $   10,624  $    6,040  $    3,198  $   26,334
Basic and diluted net income per
  common share...................  $      .27  $      .41  $      .22  $      .11  $     1.01

(16)  SEGMENT AND GEOGRAPHIC INFORMATION:

    The Company has two reportable segments defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consists of the design, manufacture and sale of hydraulic systems and other related components.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on net income.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(16)  SEGMENT AND GEOGRAPHIC INFORMATION: (CONTINUED)
Intersegment sales are made at established transfer prices. The following table presents the significant items by segment:

                                NORTH
                               AMERICA      EUROPE    ALL OTHER    ELIMINATIONS      TOTAL
                              ----------  ----------  ----------  ---------------  ----------
1996
Trade sales.................  $  272,780  $  194,627  $      159  $        --      $  467,566
Intersegment sales..........      25,343      28,344          --      (53,687)(1)          --
Interest income.............       1,377         212         411       (1,436)(2)         564
Interest expense............       2,760       3,864       1,335       (1,436)(2)       6,523
Depreciation and
  amortization..............      13,358      10,993         479           --          24,830
Net income (loss)...........      18,471       6,543      (3,094)      (3,022)(3)      18,898
Total assets................     173,325     173,655     133,287     (142,740)(4)     337,527
Capital expenditures........      24,556      31,550         178           --          56,284

1997
Trade sales.................  $  332,974  $  201,130  $    1,069  $        --      $  535,173
Intersegment sales..........      36,557      32,424         582      (69,563)(1)          --
Interest income.............       1,441         518         228       (1,489)(2)         698
Interest expense............       3,692       5,028       1,074       (1,489)(2)       8,305
Depreciation and
  amortization..............      13,834      11,230         771           --          25,835
Net income (loss)...........      26,873       6,142      (1,500)      (4,386)(3)      27,129
Total assets................     200,167     184,533     159,223     (155,188)(4)     388,735
Capital expenditures........      41,781      24,851         118           --          66,750

1998
Trade sales.................  $  360,641  $  201,991  $    1,892  $        --      $  564,524
Intersegment sales..........      32,255      37,996         685      (70,936)(1)          --
Interest income.............       1,592       1,458       1,381       (4,001)(2)         430
Interest expense............       5,128       7,437         680       (4,001)(2)       9,244
Depreciation and
  amortization..............      16,422      13,168       1,045           --          30,635
Net income (loss)...........      25,346       5,688      (1,127)      (3,573)(3)      26,334
Total assets................     227,920     220,172     198,116     (186,437)(4)     459,771
Capital expenditures........      51,728      46,331         523           --          98,582

    Reconciliations:

       (1) Elimination of intersegment sales.

       (2) Elimination of intersegment interest income and expense from borrowings made between segments.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1997 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(16)  SEGMENT AND GEOGRAPHIC INFORMATION: (CONTINUED)
       (3) Net income eliminations:

                                                  1996         1997         1998
                                               -----------  -----------  -----------
Minority interest in German Operating
  Company....................................  $    (2,707) $    (4,001) $    (3,573)
Intersegment profit on intersegment sales....         (315)        (385)          --
                                               -----------  -----------  -----------
Total net income eliminations................  $    (3,022) $    (4,386) $    (3,573)
                                               -----------  -----------  -----------
                                               -----------  -----------  -----------

       (4) Total assets eliminations:

Investment in subsidiaries..........  $(127,415) $(137,095) $(144,391)
Intersegment receivables............    (13,783)   (16,230)   (40,244)
Intersegment profit in inventory and
  other.............................     (1,542)    (1,863)    (1,802)
                                      ---------  ---------  ---------
Total assets eliminations...........  $(142,740) $(155,188) $(186,437)
                                      ---------  ---------  ---------
                                      ---------  ---------  ---------

    A summary of the Company's net sales by product line is presented below:

                                                                       NET SALES
                                                           ----------------------------------
                                                              1996        1997        1998
                                                           ----------  ----------  ----------
Hydrostatic transmissions................................  $  358,258  $  417,864  $  445,585
Open circuit gear pumps and motors and piston pumps......      77,762      79,883      78,384
Electrohydraulics and others.............................      31,546      37,426      40,555
                                                           ----------  ----------  ----------
    Total................................................  $  467,566  $  535,173  $  564,524

    A summary of the Company's net sales and long-lived assets by geographic area is presented below :

                                             NET SALES (1)             LONG-LIVED ASSETS (2)
                                   ----------------------------------  ----------------------
                                      1996        1997        1998        1997        1998
                                   ----------  ----------  ----------  ----------  ----------
United States....................  $  247,339  $  272,783  $  335,606  $  106,120  $  141,021
Germany..........................      45,909      49,931      47,400      26,517      46,930
United Kingdom...................      39,428      39,050      35,718      19,400      21,279
Slovakia.........................          58       5,911       4,740      33,222      39,856
Other countries..................     134,832     167,498     141,060      10,845      17,210
                                   ----------  ----------  ----------  ----------  ----------
    Total........................  $  467,566  $  535,173  $  564,524  $  196,104  $  266,296
                                   ----------  ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  ----------  ----------

------------------------

(1) Net sales are attributed to countries based on location of customer.

(2) Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.

    No single customer accounted for 10% or more of total consolidated sales in any year presented.

                              REPORT OF MANAGEMENT

    The consolidated financial statements and other financial information of Sauer Inc. in this report were prepared by management, which is responsible for their contents. They reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the company in conformity with generally accepted accounting principles.

    The company maintains a system of internal accounting controls and procedures which is intended, consistent with reasonable cost, to provide reasonable assurance that transactions are executed as authorized, that they are included in the financial records in all material respects, and that accountability for assets is maintained. This system is augmented by written policies and procedures, careful selection and training of personnel, examinations by an internal auditing department and a continuing management commitment to the integrity of the system.

    The financial statements have been audited to the extent required by generally accepted auditing standards by Arthur Andersen LLP, independent auditors. The independent auditors have evaluated the company's internal control structure and performed tests of procedures and accounting records in connection with the issuance of their report on the fairness of the financial statements.

    The Board of Directors, through its Audit Committee composed entirely of outside directors, oversee management's responsibilities in the preparation of the financial statements and selects the independent auditors, subject to stockholder ratification. The Audit Committee meets regularly with the independent auditors, representatives of management, and the internal auditors, both separately and jointly, to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, the internal auditors and representatives of Arthur Andersen LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their examinations and their opinions on the adequacy of internal controls and the quality of financial reporting.

Tonio P. Barlage                                Kenneth D. McCuskey
President and Chief Operating Officer           Treasurer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Shareholders of Sauer Inc. and Subsidiaries: We have audited the accompanying consolidated balance sheets of SAUER INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAUER INC. AND SUBSIDIARIES as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                              /s/ ARTHUR ANDERSEN LLP
                                                -------------------------------------
                                                Arthur Andersen LLP

Chicago, Illinois
February 17, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

    THIS ANNUAL REPORT AND OTHER WRITTEN REPORTS AS WELL AS ORAL STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY MAY CONTAIN "FORWARD-LOOKING STATEMENTS," STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, BUT RATHER ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS ARE BASED ON CURRENT FINANCIAL AND ECONOMIC CONDITIONS AND RELY HEAVILY ON THE COMPANY'S INTERPRETATIONS OF WHAT IT CONSIDERS KEY ECONOMIC ASSUMPTIONS. ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS. THESE FACTORS, SOME OF WHICH ARE IDENTIFIED IN THE DISCUSSION ACCOMPANYING SUCH FORWARD-LOOKING STATEMENTS, INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, FOREIGN CURRENCY MOVEMENTS, PRICING AND PRODUCT INITIATIVES AND OTHER ACTIONS TAKEN BY COMPETITORS, ABILITY OF SUPPLIERS TO PROVIDE MATERIALS AS NEEDED, LABOR RELATIONS, THE COMPANY'S EXECUTION OF INTERNAL PERFORMANCE PLANS, AND OTHER CHANGES TO BUSINESS CONDITIONS.

OVERVIEW

    Sauer Inc. designs, manufactures and sells its products in North America and Europe and sells its products throughout the rest of the world either directly or through distributors. The Company also manufactures and sells its products in East Asia through its manufacturing plant and sales office in Shanghai, China. Sauer's products are used by original equipment manufacturers ("OEMs") of off-highway mobile equipment, including construction, road building, agriculture, turf care and specialty markets.

    1998 was a year in which Sauer Inc. continued to grow, achieving record sales levels. As planned, the Company continued to make substantial investments in manufacturing capacity and product development to support new customer programs and additional growth in future years. The Minneapolis operations moved into a facility nearly doubling the available capacity, the Company's Slovakian operations continued to expand, and the Hydro-Gear plant completed an expansion of over 30,000 square feet. In addition, in early 1999, the Company completed construction of a new manufacturing facility in Lawrence, Kansas. In support of these and future expansions, the Company completed an initial public offering in May 1998 which helped fund these capital expenditures and the repayment of long-term debt. Management feels that the combination of these efforts positions the Company to support its goal of continuous, profitable growth.

    During 1998, the economic climate in many parts of the world deteriorated. Asia continued to experience a recession, Brazil entered a period of economic instability and the agriculture markets in many parts of the world have been hit by a recession due in part to low commodity prices. These impacts, coupled with higher costs of growth created by investments in capacity and product development, led to 1998 net income slightly below the record level of 1997.

IMPACT OF CURRENCY FLUCTUATIONS

    The Company has operations and sells its products in many different countries of the world and therefore conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation risk and transaction risk. Translation risk is the risk that the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into dollars. Transaction risk is the risk from the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities.

    With respect to translation risk, fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The impact is a reporting consideration only and does not affect the underlying results of operations. As shown in the table below, the translation impact on making prior period comparisons with respect to the Company's net sales can be material. However, historically the translation impact on net income has not been significant.

                                                                           PERCENTAGE SALES GROWTH OVER PRIOR
                                                                                          YEAR
                                                                           -----------------------------------
                                                                              1996        1997        1998
                                                                              -----     ---------     -----
As Reported..............................................................         4.7%       14.5%        5.5%
Without Currency Impact..................................................         6.1%       18.9%        5.7%

    With respect to transaction risk, the impact on the Company's operating results is not significant. With its various manufacturing plants located primarily in its customers' countries of operation, generally the Company sells in the same currency in which it incurs its expenses.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 31, 1998 COMPARED TO THE THIRTEEN WEEKS ENDED
  DECEMBER, 31, 1997

    NET SALES-- Net sales for the fourth quarter 1998 of $127.2 million decreased by $6.9 million or 5.1% from fourth quarter 1997 net sales of $134.1 million, or a 6.9% decrease excluding the impact of currency fluctuation. The decrease in sales reflects the declining economic market mentioned above, particularly in the agriculture industry. In addition, 1997 fourth quarter net sales were increased by shipping delinquencies due to capacity constraints from the first half of 1997 which were subsequently shipped in the latter part of 1997. North American net sales of $87.6 million were $7.4 million less than 1997 fourth quarter sales of $95.0 million, a 7.8% decrease. Sales in Europe for the fourth quarter 1998 of $52.8 million were $1.5 million less than fourth quarter 1997 net sales of $54.3 million or a decrease of 2.8%. Net sales in Europe were down 10.7% from fourth quarter 1997, excluding the impact of currency fluctuation.

    COST OF SALES-- Cost of sales for fourth quarter 1998 of $99.6 million was 78.3% of net sales, compared to 1997 fourth quarter cost of sales of $106.7 million which was 79.6% of net sales. Fourth quarter 1998 cost of sales was impacted by an inventory adjustment of $1.1 million at the Swindon, UK, operations related to the integration of a new business system. The Company also incurred one-time adjustments of $0.2 million for severance payments related to a 30% reduction in the workforce at the Swindon plant, as well as an adjustment for import duties of $1.1 million related to reclassification of imported production material at the Sullivan, Illinois, facility. Despite these one-time adjustments and the impact of start-up costs related to the Lawrence, Kansas, facility, the Company achieved lower cost of sales as a percentage of net sales in fourth quarter 1998 due to its efforts to reduce and control costs in light of the softening economic climate.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES-- Selling, general and administrative expenses for fourth quarter 1998 of $14.0 million decreased by $0.6 million or 4.1% from fourth quarter 1997 expenses of $14.6 million. This decrease reflects the Company's efforts to slow the investments in sales and marketing, information technology, and training to support the Company's growth plans to keep these costs in line with the current and projected sales growth. The Company anticipates these costs to level off in 1999 as a percentage of net sales as the Company focuses on keeping expenses in line with projected sales.

    RESEARCH AND DEVELOPMENT EXPENSES-- Research and development expenses totaled $5.6 million in the fourth quarter 1998, $0.1 million below the $5.7 million in the fourth quarter of 1997.

    NONOPERATING EXPENSES, NET-- Net nonoperating expenses of $2.0 million in the fourth quarter 1998 were $.8 million more than the $1.2 million of net nonoperating expenses incurred in the fourth quarter of 1997. Net interest expense of $2.3 million in fourth quarter 1998 decreased by $0.1 million from the $2.4 million incurred in fourth quarter 1997. Other, net expenses for fourth quarter 1998 of $0.3 million differ from the other, net income reported in fourth quarter 1997 of $1.2 million relating to numerous immaterial items.

    PROVISION FOR INCOME TAXES-- Provision for income taxes in fourth quarter 1998 of $1.4 million was
$0.6 million less than fourth quarter 1997 taxes of $2.0 million. The decrease in provision for income taxes results from the decrease in net income before income taxes of $0.9 million and the decrease in the effective tax rate from 37.0% in 1997 to 30.3% in fourth quarter 1998.

    NET INCOME-- Net income for fourth quarter 1998 of $3.2 million was $0.3 million or 8.6% less than fourth quarter 1997 net income of $3.5 million. The decrease in net income in the fourth quarter is a result of decreased sales and the one-time adjustments mentioned above.

1998 COMPARED TO 1997

    NET SALES-- Net sales for 1998 of $564.5 million increased by $29.3 million or 5.5% from 1997 net sales of $535.2 million. Net sales increased by 5.7% excluding the impact of currency fluctuation. Net sales in North America of $392.9 million and in Europe of $240.0 million in 1998 showed improvement over 1997 of 6.3% and 2.7%, respectively. However, the majority of this increase occurred during the first half of 1998. Increased sales of hydrostatic transmissions, led by a $21.1 million increase in the turf care market, accounted for the major portion of the growth in net sales. Electrohydraulics and valves contributed $3.1 million to the increased sales levels. Gear pumps and motors experienced a decline in sales of $1.5 million due primarily to the slumping agriculture market in both Europe and North America.

    COST OF SALES-- Cost of sales for 1998 of $428.3 million was 75.9% of net sales, slightly higher than the 75.5% of net sales for 1997. Higher cost of sales due to initial start-up costs of the Lawrence, Kansas, facility coupled with the one-time adjustment for import duties reclassification and the reduced higher margin sales in Asia drove this percentage up, but was mostly offset by the Company's efforts to reduce and control costs during the latter part of 1998 in light of the economic softening.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES-- Selling, general and administrative expenses for 1998 of $54.5 million increased by $1.9 million or 3.6% from 1997 expenses of $52.6 million, representing general inflation. Early in 1998, the Company was continuing to invest in sales and marketing, information technology, and training to support the Company's growth plans and investments being made in manufacturing and research and development. However, the Company began to curb such investment later in the year to keep these costs in line with the current and projected sales growth. The Company anticipates these costs to remain level in 1999 as a percentage of sales as the Company focuses on keeping expenses in line with future sales projections.

    RESEARCH AND DEVELOPMENT EXPENSES-- Research and development expenses of $22.1 million increased by $1.4 million or 6.8% from 1997 and represent 3.9% of total net sales for 1998. This continued high level of spending on research and development reflects the Company's ongoing development of new customer programs and demonstrates the Company's emphasis on being the technology leader.

    NONOPERATING EXPENSES, NET-- Net nonoperating expenses for 1998 of $8.4 million were $2.1 million higher than 1997 net expenses of $6.3 million. Net interest expense for 1998 of $8.8 million increased by $1.2 million over 1997 net expense of $7.6 million, reflecting higher bank borrowings from increased capital expenditures and working capital to support ongoing growth in sales and plans for future growth. Other, net expenses for 1998 increased by $0.9 million from 1997 relating to a loss on disposal of fixed assets at the West Branch, Iowa, facility of $0.5 million and numerous immaterial items.

    PROVISION FOR INCOME TAXES-- Provision for income taxes for 1998 of $15.4 million decreased by $0.5 million from 1997 provision for income taxes of $15.9 million. The decrease is a result of the decline in net income before income taxes of $1.4 million. The effective tax rates for 1998 and 1997 were 36.9% and 37.0%, respectively.

    NET INCOME-- Net income fell slightly in 1998 to $26.3 million from $27.1 million in 1997, a decrease of $0.8 million or 3.0%. Degrading economic conditions as mentioned above, coupled with the significant one-time adjustment related to the import duties reclassification and start-up costs mentioned in the fourth quarter discussion above led to the net income decline. As a result, North American 1998 net income of $25.3 million decreased by $1.6 million, or 5.9%, from 1997 net income of $26.9 million. Europe's 1998 net income of $5.7 million was down $0.4 million, or 6.6% from 1997 net income of $6.1 million.

    ORDER BACKLOG-- Total order backlog at the end of 1998 was $261.7 million, compared to $277.5 million at the end of 1997, a decrease of 5.7%. During the fourth quarter of 1998, only $130.3 million in new orders were written, a drop of 27.4% compared to the fourth quarter of 1997. However, the Company received a large order during the fourth quarter of 1997 at its Hydro-Gear facility which was received during the third quarter of 1998. Adjusting for this, orders in the fourth quarter 1998 were down by 12.4% from a year ago. The primary driver in the decline in order backlog was the significant downturn in the agriculture market.

1997 COMPARED TO 1996

    NET SALES-- Net sales for 1997 of $535.2 million increased by $67.6 million or 14.5% from 1996 net sales of $467.6 million. Net sales increased by 18.9% excluding the impact of currency fluctuation. Unit volume growth accounted for the majority of the growth in net sales, with net price increases accounting for less than 1% of the growth. Sales of hydrostatic transmissions accounted for the major portion of the growth in net sales, growing by 21.5%, excluding the impact of currency fluctuation. This growth came from the strong North American and European growth of 22.6% and 14.8%, respectively. Gear pumps and motors showed little growth in net sales, affected by the slower growing European markets, the principal market for the Company's gear pumps and motors, compared to the North American market. Electrohydraulics and other products' net sales grew by 21.5%, excluding the impact of currency fluctuation, reflecting the strong growth of the Company's electrohydraulic valve business in North America.

    COST OF SALES-- Cost of sales for 1997 of $404.1 million was 75.5% of net sales compared to 75.7% of net sales for 1996. The slight improvement (decrease in cost of sales as a percent of net sales) can be attributed to the favorable impact of increased production volumes from net sales growth offsetting the current year's unfavorable impact of increased capital investment in manufacturing capacity. Cost of sales as a percentage of net sales improved in North America, while that in Europe worsened in 1997 compared to 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES-- Selling, general and administrative expenses for 1997 of $52.6 million increased by $0.7 million or 1.4% from 1996 expenses of $51.9 million. The small increase reflects general inflation, partially offset by the cost reduction efforts in Germany and the favorable impact of currency fluctuations in translation. As a percentage of net sales, 1997 expenses were 9.8% compared to 11.1% in 1996. This improvement is a result of the growth in net sales compared to the relatively fixed nature of these expenses, along with the cost reduction efforts referred to above.

    RESEARCH AND DEVELOPMENT EXPENSES-- Research and development expenses for 1997 of $20.7 million increased by $0.2 million, or 1.0% from 1996 expenses of $20.5 million. Without the impact of currency fluctuations the increase was 4.2%. This reflects normal increases in wage rates and other general inflation.

    NONOPERATING EXPENSES, NET-- Net nonoperating expenses for 1997 of $6.3 million increased by $0.9 million from 1996 net nonoperating expenses of $5.4 million. Net interest expense for 1997 of $7.6 million increased by $1.6 million from 1996 net expense $6.0 million due to the increase of one percentage point in the weighted average interest rate for 1997 compared to 1996 and the increase of $4.1 million in the average daily short-term borrowings for 1997 compared to 1996. Other income increased by $.0.7 million due to changes in gains and losses relating to disposals of fixed assets and currency transactions.

    PROVISION FOR INCOME TAXES-- Provision for income taxes for 1997 of $15.9 million increased by $5.7 million from the 1996 provision of $10.2 million. The increase comes from the increase in net income before income taxes of $13.9 million and the increase in the effective tax rate for 1997 of 37.0% from the 1996 rate of 35.1%

    NET INCOME-- Net income of $27.1 million increased by $8.2 million from 1996 net income of $18.9 million, driven by the 14.5% increase in net sales. North America accounted for the increase which was in line with its increase in net sales. European 1997 net income remained unchanged compared to 1996, due to level sales between years and the weaker Deutsche mark, which had a negative impact on U.S. dollar intersegment purchases from North America, but from which North America benefited on intersegment purchases from Europe.

    ORDER BACKLOG-- Total order backlog at the end of 1997 was $277.5 million compared to $227.0 million at the end of 1996, an increase of $50.5 million or 22.3%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity have been from internally generated funds, from borrowings under it's credit facilities and from the Company's initial public offering during 1998.

    Net cash provided by operating activities for 1998 of $63.5 million increased by $20.8 million from $42.7 million for 1997. The increase between periods arose primarily from cash flow relating to improved management of inventories and receivables and increases in accrued liabilities.

    Net borrowing increases under short and long-term credit facilities for 1998 were $2.6 million compared to the net increases in 1997 of $35.7 million. Net borrowings for 1998 showed little net change due to the net proceeds from the Company's initial public offering of $48.1 million during the second quarter.

    Capital expenditures for 1998 of $98.6 million increased by $31.8 million from 1997 capital expenditures of $66.8 million. In 1998, the Company continued a trend in recent years of significant capital expenditures intended to increase the Company's production capacity, flexibility and efficiency and to improve product quality. Some of the more significant expenditures during 1998 included the acquisition of the real estate and building of the Company's main facility in Germany during the second quarter, the building of the recently completed manufacturing plant in Lawrence, Kansas, the addition of 30,000 square feet to the Hydro-Gear facility and the increased production capacity added in the Slovakian plants. In all, approximately 52% of 1998 capital expenditures occurred in North America, while 47% were in Europe and some small amounts in Asia.

    The cash provided by operating activities and the initial public offering funded 1998 capital expenditures of $98.6 million, dividends of $7.7 million and distributions to minority interest partners of $7.9 million.

    In light of the economic conditions mentioned in the "Overview" above, the Company is in the process of reevaluating its capital expenditure requirements for the next few years. The primary emphasis will be on adding capacity to handle additional new programs, to continue to improve long-term efficiency and to remain cost competitive. For example, the recently completed Lawrence plant will produce medium power hydrostatic transmissions. This additional plant space will free up capacity at the Company's Ames facility which will be used to expand the production of high power hydrostatic transmissions for new programs. However, in light of the economic softening referred to earlier, the Company is slowing its plans to transition production to the new Lawrence facility. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency, although this will be done in consideration of economic conditions. The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities which have been reduced with the funds obtained from the Company's initial public offering of common stock. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

    Effective May 15, 1998, the Company completed its initial public offering of common stock. The net proceeds to the Company from the sale amounted to approximately $48.1 million. The net proceeds were used to repay $15.0 million of long-term indebtedness, to purchase $15.7 million of real estate and buildings for the Company's main facility in Germany previously leased from Sauer Hydraulik, and the balance was used to fund capital expenditures.

    DIVIDEND RESTRICTIONS-- At December 31, 1998, the Company had $47.0 million of unused lines of credit, consisting primarily of committed U.S. lines of credit and uncommitted European lines of credit. The Company's ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants contained in the U.S. Operating Company's and German Operating Company's credit agreements, which limit the amount of dividends the U.S. Operating Company and German Operating Company can distribute to the Company. During 1998, the U.S. Operating Company made distributions to the Company of $12.0 million. At December 31, 1998, an additional $14.0 million was not restricted as to payment of dividends by the U.S. Operating Company. The German Operating Company did not make distributions to the Company during 1998 and at December 31, 1998, $3.0 million was not restricted as to the payment of dividends.

OTHER MATTERS

    YEAR 2000 COMPLIANCE-- The Year 2000 computer issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems or applications that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a range of issues from system failures to miscalculations. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, operations or financial condition.

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

    The Company's overall Year 2000 project approach and status is as follows:

                                                                                   TIMETABLE FOR
DESCRIPTION OF APPROACH                                     STAGE OF COMPLETION     COMPLETION
----------------------------------------------------------  -------------------  -----------------
Inventory and assessment for Y2K impact of all systems....              90%      March 31, 1999
Compliance of operational and financial systems...........              85%      March 31, 1999
Compliance of computer-dependent machine tools and
 equipment................................................              50%      June 30, 1999
Compliance of personal computers..........................              50%      June 30, 1999
Compliance of building-related systems....................              25%      June 30, 1999

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

    The Company's Year 2000 project is being completed primarily through the use of its internal information technology staff, with support from outside contractors where necessary. In addition, the Company's internal audit staff is performing periodic evaluations of all of the Company's business units to assess Year 2000 readiness. On-site Year 2000 reviews were completed at the end of 1998 with follow up reviews scheduled to be completed by the end of the second quarter of 1999. The cost of the Company's information technology and internal audit staff to evaluate and upgrade the systems has not been separately accounted for or estimated as the Company does not believe this to be material. Although the Year 2000 project is a primary focus for each business unit, there have not been any material information technology projects which have been deferred due to the Year 2000 efforts. The cost of obtaining the operational and business system upgrades is part of the on-going maintenance of the systems to remain current with new releases, and accordingly, has not been separately accounted for or estimated.

    The Company believes its greatest risk lies within its operating and financial computer systems. Necessary changes to make these systems Year 2000 ready were made as of December 31, 1998. Testing of these systems will continue during the first half of 1999. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, paying suppliers and communicating production requirements to its manufacturing plants. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be.

    Company locations are adding Year 2000 specifics to standard contingency plans where warranted. There is no company-wide contingency plan relating to the Year 2000. The Company intends to have completed the essential Year 2000 changes by December 31, 1999. The Company's plans and the date on which the Company believes it will complete its Year 2000 computer modifications are based on its best estimates. These estimates, in turn, are based on numerous assumptions of future events, including third-party modification plans, continued availability of resources and other factors. The Company cannot be sure that these assumptions are accurate or that these estimates will be achieved, and actual results could differ materially from those anticipated.

    EURO CURRENCY CONVERSION-- The Company has prepared for the conversion to the euro currency and has begun handling transactions in the euro as of the beginning of 1999. The Company's business systems are multi-currency functional and the Company's European operations transact business today in various European currencies, including the euro. The Company does not have an estimate of the cost it incurred to implement the euro currency, but does not believe the costs have had a material effect on the Company's financial condition or results of operations.

    ASIAN CRISIS IMPACT-- Several countries in Asia continue to experience a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. The Company has a 60% interest in a joint venture located in Shanghai, China, which manufactures and sells high power hydrostatic transmissions. The Company also has export sales into Asia. The joint venture business and export sales have been and will continue to be affected by the economic crisis. Sales for 1998 were down 31.7% from 1997 levels. With total assets of $13.5 million located in China and total Asian sales for 1998 of $12.2 million, the Company has experienced some adverse effect on the results of its operations, particularly given the higher margins attributable to such sales. Many of the Company's customers also sell into Asia. Any impact on their sales could have an adverse impact on the Company's sales. The Company does not believe that the Asian crisis will have as significant an impact in 1999 as in 1998. Sales for 1999 are expected to improve slightly over 1998. As a result, the Company does not believe the impact on its sales, either individually or together with the impact of the Asian crisis on export sales and the joint venture business, will have a material adverse effect on its financial condition or results of operations, although there can be no assurance in this regard.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS-- During 1998, the Company adopted two newly-issued accounting standards relating to presentation and disclosure of certain information. The Company has also evaluated the effects of two additional standards issued in 1998 and has concluded that these, coupled with the two standards adopted, do not have any material effect on the Company's financial position or results of operations. See Note 3 of the Notes to Consolidated Financial Statements.

    OUTLOOK-- Since mid-1998, the general level of global economic confidence appears to have fallen considerably. In particular, the agriculture market has been severely hit with falling commodity prices, Asia continues to struggle, Brazil has now devalued its currency, and there are concerns over the general economy in North America. The Company derives less than 20% of its worldwide sales from the agriculture market, less than 3% from Asia and less than 1% from Brazil. While the Company expects to see a downturn in its core business of perhaps 10% in 1999, overall sales are expected to remain flat to slightly higher in 1999 due to a number of new customer programs which begin production in 1999. The Company expects to experience pressure on profit margins, although steps have already been taken to contain operating expenses and other fixed costs in order to lessen this pressure. The Company believes it will continue to out pace the growth in its markets due to ever-increasing opportunities in a broad range of applications coupled with an emphasis on controlling costs.

                                   SCHEDULE I
                            SAUER INC. (PARENT ONLY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998

                                                                                               1997        1998
                                                                                            ----------  ----------
ASSETS
Current assets--
  Cash....................................................................................  $       19  $       35
  Other current assets....................................................................       2,116       4,151
                                                                                            ----------  ----------
    Total current assets..................................................................       2,135       4,186

Receivables from subsidiaries.............................................................       4,669      33,631
Intangible assets, net....................................................................         391       1,031
Equity investment in subsidiaries*........................................................     101,924     116,411
Other.....................................................................................       4,479       1,409
                                                                                            ----------  ----------
                                                                                            $  113,598  $  156,668
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.......................................................................  $    1,913  $      280
Long-term debt............................................................................      15,000          --
Payables to subsidiaries..................................................................       3,023       1,261
Other long term liabilities...............................................................       8,361       6,223
                                                                                            ----------  ----------
    Total liabilities.....................................................................      28,297       7,764
                                                                                            ----------  ----------
Stockholders' equity--
  Common stock, par value $.01 per share, authorized 45,000,000 in 1997 and 1998; issued
    24,900,000 in 1997 and 28,072,050 in 1998; outstanding 24,225,000 shares in 1997 and
    27,397,050 in 1998....................................................................         249         281
  Additional paid-in capital..............................................................      75,098     120,092
  Retained earnings.......................................................................      12,773      31,416
  Accumulated other comprehensive income..................................................        (119)      1,813
  Unamortized restricted stock compensation...............................................          --      (1,998)
Common stock in treasury (at cost), 675,000 shares in 1997 and 1998.......................      (2,700)     (2,700)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................      85,301     148,904
                                                                                            ----------  ----------
                                                                                            $  113,598  $  156,668
                                                                                            ----------  ----------
                                                                                            ----------  ----------

------------------------

*Equity investment in subsidiaries, net, reported in the above condensed balance sheet as of December 31, 1998, includes $72,057 and $14,463 of net worth related to the U.S. and German Operating Companies, respectively. The U.S. Operating Company is subject to financial covenants related to its Revolving Credit Facility that, among other things, require that the U.S. Operating Company maintain net worth (as defined) of not less than the sum of $46,800, plus 35% of the U.S. Operating Company's quarterly net income, if positive, for each fiscal quarter ending on or after March 31, 1997. At December 31, 1998, restricted net worth was $64,986. The German Operating Company is subject to similar financial covenants that require the German Operating Company to maintain net worth of not less than 15% of total assets. At December 31, 1998, restricted net worth was $11,597.

                            SAUER INC. (PARENT ONLY)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                              1996          1997          1998
                                                                          ------------  ------------  ------------
Equity earnings of subsidiaries.........................................  $     16,990  $     28,567  $     24,859

Expenses, net--
  Selling, general and administrative...................................         3,298         5,921         2,857
  Interest (income) expense.............................................           927           735          (900)
  Other expense, net....................................................           389           (31)          112
                                                                          ------------  ------------  ------------
    Expenses, net.......................................................         4,614         6,625         2,069

    Income from operations before income taxes..........................        12,376        21,942        22,790

Benefit for income taxes................................................         6,522         5,187         3,544
                                                                          ------------  ------------  ------------

  Net income............................................................  $     18,898  $     27,129  $     26,334
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic and diluted net income per common share...........................  $        .78  $       1.12  $       1.01
                                                                          ------------  ------------  ------------

Weighted average basic shares outstanding...............................    24,225,000    24,225,000    26,148,288
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average diluted shares outstanding.............................    24,225,000    24,225,000    26,150,302
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                            SAUER INC. (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                   1996        1997        1998
                                                                                ----------  ----------  ----------
Cash flows from operating activities--
  Net income..................................................................  $   18,898  $   27,129  $   26,334
  Adjustments to reconcile net income to net cash provided by operating activities--
    Equity earnings of subsidiaries...........................................     (16,990)    (28,567)    (24,859)
    Dividends received from subsidiaries......................................      16,200      21,879      12,000
    Depreciation and amortization.............................................         422         421         360
    Change in working capital.................................................      (3,522)     (6,415)     (1,979)
    Other.....................................................................        (272)      3,353          70
                                                                                ----------  ----------  ----------
    Net cash provided by operating activities.................................      14,736      17,800      11,926
                                                                                ----------  ----------  ----------
Cash flows used in investing activities--
  Contributions to subsidiaries...............................................      (4,442)     (9,680)     (6,595)
                                                                                ----------  ----------  ----------
Cash flows from financing activities--
  Repayments of long-term debt................................................      (5,000)         --     (15,000)
  Net financing from (to) subsidiaries........................................       2,982        (895)    (30,724)
  Sale of common stock........................................................          --          --      48,100
  Cash dividends..............................................................      (7,752)     (7,752)     (7,691)
                                                                                ----------  ----------  ----------
  Net cash used in financing activities.......................................      (9,770)     (8,647)     (5,315)
                                                                                ----------  ----------  ----------
Cash--
  Net increase (decrease) during the year.....................................         524        (527)         16
  Beginning balance...........................................................          22         546          19
                                                                                ----------  ----------  ----------
Ending balance................................................................  $      546  $       19  $       35
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                                  SCHEDULE II
                          SAUER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO
                                                       BEGINNING    COSTS AND   RECEIVABLES  BALANCE AT
                                                        OF YEAR     EXPENSES    WRITTEN OFF  END OF YEAR
                                                      -----------  -----------  -----------  -----------

For the year ended December 31, 1996:
  Allowance for Doubtful Accounts...................   $   3,406    $    (429)   $    (287)   $   2,690

For the year ended December 31, 1997:
  Allowance for Doubtful Accounts...................   $   2,690    $   1,110    $    (605)   $   3,195

For the year ended December 31, 1998:
  Allowance for Doubtful Accounts...................   $   3,195    $     128    $    (157)   $   3,166

                              REPORT ON SCHEDULES

    We have audited in accordance with generally accepted auditing standards, the financial statements included in Sauer Inc.'s annual report to stockholders and included in this Form 10-K (File No. 333-48299), and have issued our report thereon dated February 17, 1999. Our audits were made for purposes of forming an opinion on those statements taken as a whole. Schedules I and II listed in Item 14.(a)(2) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Chicago, Illinois
February 17, 1999