Form 10-Q
period 1999-04-04
SAUER INC
filed 1999-05-18
CIK 865754

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 4, 1999

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

Yes  X      No

   ------        ------

As of April 4, 1999, 27,397,050 shares of Sauer Inc. common stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS

                                                                                  Page
                                                                              ------------
PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Income:
         Thirteen Weeks Ended March 29, 1998 and April 4, 1999                      3

         Consolidated Balance Sheets:
         As of December 31, 1998 and April 4, 1999                                  4

         Consolidated Statements of Cash Flows:
         Thirteen Weeks Ended March 29, 1998 and April 4, 1999                      5

         Notes to Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  9


PART II     OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                 13

Item 4.  Submission of Matters to a Vote of Security Holders                       14

Item 6.  Exhibits and Reports on Form 8-K                                          14


SIGNATURES                                                                         16

                           SAUER INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                             Thirteen Weeks Ended
                                                                -----------------------------------------------
                                                                    March 29,                    April 4,
                                                                      1998                         1999
                                                                ------------------          -------------------
NET SALES                                                                $152,876                     $153,097
                                                                ------------------          -------------------

COSTS AND EXPENSES:
    Cost of sales                                                         118,137                      114,082
    Selling, general and administrative                                    13,400                       14,684
    Research and development                                                5,750                        6,102
                                                                ------------------          -------------------

              Total costs and expenses                                    137,287                      134,868
                                                                ------------------          -------------------

              Operating income                                             15,589                       18,229
                                                                ------------------          -------------------

NONOPERATING INCOME (EXPENSES):
    Interest expense, net                                                  (2,219)                      (2,487)
    Royalty income                                                            250                          175
    Other, net                                                                (59)                        (117)
                                                                ------------------          -------------------

              Nonoperating expenses, net                                   (2,028)                      (2,429)
                                                                ------------------          -------------------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                                      13,561                       15,800

PROVISION FOR INCOME TAXES                                                 (3,931)                      (4,642)
                                                                ------------------          -------------------

INCOME BEFORE MINORITY INTEREST                                             9,630                       11,158

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                                                 (3,158)                      (3,094)
                                                                ------------------          -------------------

              Net income                                                   $6,472                       $8,064
                                                                ------------------          -------------------
                                                                ------------------          -------------------

    Basic and diluted net income per
        common share                                                      $  0.27                      $  0.30
                                                                ------------------          -------------------
                                                                ------------------          -------------------

Weighted average basic and diluted shares outstanding                  24,225,000                   27,225,000
                                                                ------------------          -------------------
                                                                ------------------          -------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        (Unaudited)
                                                                                December 31,              April 4,
                                                                                   1998                    1999
                                                                              ----------------         --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 8,891                $ 6,808
    Accounts receivable, less allowances                                            73,661                 97,150
    Inventories                                                                     89,195                 81,660
    Other current assets                                                             9,984                 11,835
                                                                           ----------------         --------------
                  Total current assets                                             181,731                197,453
                                                                           ----------------         --------------

                                                                           ----------------         --------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                 262,527                258,014
                                                                           ----------------         --------------

OTHER ASSETS:
    Intangible assets, net                                                           3,769                  2,783
    Deferred income taxes                                                            2,328                  1,763
    Other                                                                            9,416                  8,091
                                                                           ----------------         --------------
                  Total other assets                                                15,513                 12,637
                                                                           ----------------         --------------
                                                                                  $459,771               $468,104
                                                                           ----------------         --------------
                                                                           ----------------         --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable and bank overdrafts                                             $ 41,767               $ 39,998
    Long-term debt due within one year                                               2,398                  2,035
    Accounts payable                                                                38,271                 38,154
    Accrued salaries and wages                                                       7,683                  9,009
    Accrued warranty                                                                 8,601                  8,743
    Other accrued liabilities                                                       12,884                 21,751
                                                                           ----------------         --------------
                  Total current liabilities                                        111,604                119,690
                                                                           ----------------         --------------

                                                                           ----------------         --------------
LONG-TERM DEBT                                                                     106,862                109,288
                                                                           ----------------         --------------
OTHER LIABILITIES:
    Long-term pension liability                                                     33,044                 31,673
    Postretirement benefits other than pensions                                     13,608                 13,608
    Deferred income taxes                                                            4,746                  4,500
    Other                                                                            5,419                  3,270
                                                                           ----------------         --------------
                  Total other liabilities                                           56,817                 53,051
                                                                           ----------------         --------------

MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES                           35,584                 37,284
                                                                           ----------------         --------------

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share, authorized
        45,000,000 shares in 1998 and 1999; issued 28,072,050
        in 1998 and 1999; outstanding 24,225,000 in 1998 and                           281                    281
        27,397,050 in 1999
    Additional paid-in capital                                                     120,092                120,092
    Retained earnings                                                               31,416                 37,562
    Accumulated other comprehensive income                                           1,813                 (4,529)
    Unamortized restricted stock compensation                                       (1,998)                (1,915)
    Common stock in treasury (at cost),
        675,000 shares in 1998 and 1999                                             (2,700)                (2,700)
                                                                           ----------------         --------------
                  Total stockholders' equity                                       148,904                148,791
                                                                           ----------------         --------------
                                                                                  $459,771               $468,104
                                                                           ----------------         --------------
                                                                           ----------------         --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Thirteen Weeks Ended
                                                                           ---------------------------------------
                                                                              March 29,              April 4,
                                                                                1998                   1999
                                                                           ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $6,472                 $8,064
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization                                                6,924                  9,595
        Minority interest in income of
            consolidated companies                                                   3,158                  3,094
        (Increase) decrease in working capital -
            Accounts receivable, net                                               (24,774)               (26,136)
            Inventories                                                              2,422                  3,177
            Accounts payable                                                         7,607                  3,136
            Accrued liabilities                                                      9,981                 10,825
            Other                                                                      837                 (1,660)
                                                                           ----------------       ----------------
              Net cash provided by operating activities                             12,627                 10,095
                                                                           ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchases of property, plant and equipment                                     (17,410)               (15,415)
                                                                           ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on notes
        payable and bank overdrafts                                                  3,711                  1,123
    Net borrowings of long-term debt                                                 5,184                  5,561
    Cash dividends                                                                  (1,938)                (1,918)
    Distributions to minority interest partners                                     (2,701)                (1,394)
                                                                           ----------------       ----------------

              Net cash provided by
                  financing activities                                               4,256                  3,372
                                                                           ----------------       ----------------

EFFECT OF EXCHANGE RATE CHANGES                                                       (230)                  (135)
                                                                           ----------------       ----------------

CASH AND CASH EQUIVALENTS:
    Net decrease during the period                                                    (757)                (2,083)
    Beginning balance                                                                7,363                  8,891
                                                                           ----------------       ----------------

              Ending balance                                                       $ 6,606                $ 6,808
                                                                           ----------------       ----------------
                                                                           ----------------       ----------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                                   $1,612                 $1,497
    Income taxes paid                                                                $ 423                  $ 148

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)       BASIS OF PRESENTATION AND USE OF ESTIMATES -

         The consolidated financial statements of Sauer Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of December 31, 1998 and April 4, 1999, and results of operations and cash flows for the thirteen weeks ended March 29, 1998 and April 4, 1999. These financial statements and notes are to be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999.

2)       COMPREHENSIVE INCOME -

         Total comprehensive income, consisting of net income adjusted for foreign currency translation, is as follows:

                                                        Thirteen Weeks Ended
                                                        March 29,     April 4,
                                                          1998          1999
                                                          ----          ----
         Net income                                          $6,472      $8,064
         Translation adjustment                                 (63)     (6,124)
                                                      -------------- -----------

         Comprehensive income                                $6,409      $1,940
                                                      -------------- -----------
                                                      -------------- -----------

3)       BASIC AND DILUTED PER SHARE DATA -

         Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method which applies the unamortized compensation expense to repurchase shares of common stock. Under this method, there was no dilutive effect for either period presented.

4)       SEGMENT AND GEOGRAPHIC INFORMATION -

         The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consists of the design, manufacture and sale of hydraulic systems and other related components.

         The following table presents the significant items by segment for the results of operations for each of the thirteen week periods ending March 29, 1998 and April 4, 1999 and balance sheet data as of December 31, 1998 and April 4, 1999, respectively:

                                                NORTH                          ALL
             1998                              AMERICA        EUROPE          OTHER       ELIMINATIONS            TOTAL
                                              --------        ------          -----       ------------            -----
  Trade sales                                 $ 97,518        $ 55,063       $    295      $        -            $152,876
  Intersegment sales                             9,322          10,783            165        (20,270)  (1)              -
  Net income (loss)                              6,467           1,652           (497)        (1,150)  (2)          6,472
  Total assets                                 227,920         220,172        198,116       (186,437)  (3)        459,771

             1999

  Trade sales                                 $ 98,102        $ 53,704       $  1,291      $        -            $153,097
  Intersegment sales                            10,589           8,858             46        (19,493)  (1)              -
  Net income (loss)                              7,799           1,065            244         (1,044)  (2)          8,064
  Total assets                                 252,048         208,963        192,975       (185,882)  (3)        468,104


Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations:

                                                                                   1998                 1999
                                                                                   -----                -----
         Minority interest in German Operating Company                             $   (937)         $(1,044)
         Other                                                                         (213)               -
                                                                                   ----------      ----------
Total net income eliminations                                                       $(1,150)         $(1,044)
                                                                                   ----------      ----------
                                                                                   ----------      ----------

(3)  Total assets eliminations:

                                                                                         1998            1999
                                                                                         ----            ----
         Investment in subsidiaries                                                $(144,391)      $(144,662)
         Intersegment receivables                                                    (40,244)        (43,255)
         Intersegment profit in inventory and other                                   (1,802)          2,035
                                                                                   ----------      ----------

Total assets eliminations                                                          $(186,437)      $(185,882)
                                                                                   ----------      ----------
                                                                                   ----------      ----------

A summary of the Company's net sales by product line is presented below:

                                                                                             NET SALES
                                                                                        1998            1999
                                                                                        ----            ----
Hydrostatic transmissions                                                            $120,813        $125,450
Open circuit gear pumps and motors and piston pumps                                    21,211          17,938
Electrohydraulics and others                                                           10,852           9,709
                                                                                     --------        --------

         Total                                                                       $152,876        $153,097
                                                                                   ----------      ----------
                                                                                   ----------      ----------

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

                                                                                      Long-Lived
                                                     Net Sales (1)                     Assets (2)
                                                     -------------                     ----------

                                                    1998         1999              1998            1999
                                                    ----         ----              ----            ----
United States                                     $ 89,325     $ 91,026         $141,021        $147,999
Germany                                             14,569       13,927           46,930          46,166
United Kingdom                                       9,692        7,791           21,279          24,202
Slovakia                                               388          189           39,856          33,868
Other countries                                     38,902       40,164           17,210          16,653
                                                  --------     --------        ---------       ---------

         Total                                    $152,876     $153,097         $266,296        $268,888
                                                  --------     --------        ---------       ---------
                                                  --------     --------        ---------       ---------

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT - THE INFORMATION DISCUSSED BELOW IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS "FORWARD-LOOKING STATEMENTS," STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, BUT RATHER ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS ARE BASED ON CURRENT FINANCIAL AND ECONOMIC CONDITIONS AND RELY HEAVILY ON THE COMPANY'S INTERPRETATIONS OF WHAT IT CONSIDERS KEY ECONOMIC ASSUMPTIONS. ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS. THESE FACTORS, SOME OF WHICH ARE IDENTIFIED IN THE DISCUSSION ACCOMPANYING SUCH FORWARD-LOOKING STATEMENTS , INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, FOREIGN CURRENCY MOVEMENTS, PRICING AND PRODUCT INITIATIVES AND OTHER ACTIONS TAKEN BY COMPETITORS, ABILITY OF SUPPLIERS TO PROVIDE MATERIALS AS NEEDED, LABOR RELATIONS, THE COMPANY'S EXECUTION OF INTERNAL PERFORMANCE PLANS, AND OTHER CHANGES TO BUSINESS CONDITIONS.

RESULTS OF OPERATIONS

NET SALES - Net sales for first quarter 1999 of $153.1 million increased by $0.2 million, or 0.1% from first quarter 1998 net sales of $152.9 million. Net sales decreased by 0.2% excluding the impact of currency fluctuation. First quarter 1999 sales for the specialty market were up 23%, road building was up 17% and construction increased 9% over first quarter 1998. Turf-care sales were level with first quarter 1998 while agricultural market sales were down 16% from first quarter 1998. North American net sales for first quarter 1999 of $98.1 million increased by $0.6 million, or 0.6% from first quarter 1998 net sales of $97.5 million. European net sales for first quarter 1999 of $53.7 million decreased by $1.4 million, or 2.5% from first quarter 1998 net sales of $55.1 million. European net sales decreased by 3.3% excluding the impact of currency fluctuation. Sales in Europe were adversely impacted by the agriculture market. The Company's Swindon, England, operations experienced a sales decline of $3.6 million from 1998 levels of $15.5 million due to the agriculture market decline. Net sales to East Asia for first quarter 1999 increased by $1.0 million from first quarter 1998.

COST OF SALES - Cost of sales for first quarter 1999 of $114.1 million was 74.5% of net sales, compared to 77.2% of net sales for first quarter 1998. Cost of sales for 1999 was favorably impacted by the Company's efforts to control manufacturing costs. In addition, 1998 cost of sales was adversely impacted by costs relating to the move of the Minneapolis operations to a larger facility, the construction of the plant in Lawrence, Kansas, equipment repair and removal costs in the German operation and the production start-up costs of a new product line in Slovakia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for first quarter 1999 of $14.7 million increased by $1.3 million, or 9.7% from first quarter 1998 expenses of $13.4 million. The increase reflects the effects of the investments made during 1998 in sales and marketing, information technology, and training to support the Company's growth plans and the investments made in manufacturing and research and development.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for first quarter 1999 of $6.1 million increased by $0.3 million, or 5.2% from first quarter 1998 expenses of $5.8 million. The increase reflects the higher number of engineers which have been added since early 1998 to aid the Company in developing new products in support of the Company's growth plans.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for first quarter 1999 of $2.4 million increased by $0.4 million from first quarter 1998 net expenses of $2.0 million. Net interest expense for first quarter 1999 of $2.5 million increased by $0.3 million from first quarter 1998 net expense of $2.2 million, reflecting higher bank borrowings for increased capital expenditures and working capital to support on-going development of new products and planned growth in sales. Other income, net, for first quarter 1999 decreased by $0.1 million from first quarter 1998 relating primarily to a decrease in royalty income from the Company's Japanese licensee due to the effects of the Asian crisis.

PROVISION FOR INCOME TAXES - Provision for income taxes for first quarter 1999 of $4.6 million increased by $0.7 million from first quarter 1998 provision for income taxes of $3.9 million. The increase comes from the increase in net income before income taxes of $2.3 million offset slightly by a decrease in the effective tax rate for first quarter 1999 of 36.5% from the first quarter 1998 rate of 37.8%.

NET INCOME - Net income for first quarter 1999 of $8.1 million increased by $1.6 million, or 24.6% from first quarter 1998 net income of $6.5 million. Net income was positively impacted by lower cost of sales as the Company continues to control its manufacturing costs in light of the agriculture market slow-down. North American first quarter 1999 net income of $7.8 million increased by $1.3 million, or 20%, from first quarter 1998 net income of $6.5 million. North American net income was favorably impacted by the increase in the road-building, construction and specialty markets as mentioned above. European first quarter 1999 net income of $1.1 million decreased by $0.6 million, or 35.3%, from first quarter 1998 net income of $1.7 million. The primary reason for the decline in European net income results directly from the decline in the agriculture market related to the Company's Swindon, England operation as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds and from borrowings under it's credit facilities.

Net cash provided by operating activities for first quarter 1999 of $10.1 million decreased by $2.5 million from first quarter 1998 of $12.6 million. The increase in net income of $1.6 million was offset by the increase in accounts receivable and decrease in accounts payable.

Net borrowing increases under short and long term credit facilities for first quarter 1999 were $6.7 million compared to first quarter 1998 of $8.9 million. Less net borrowings were necessary in first quarter 1999 due primarily to the reduction in distributions to minority interest partners of $1.3 million in first quarter 1999 compared to first quarter 1998.

The cash provided by operating activities and borrowings have funded first quarter 1999 capital expenditures of $15.4 million, dividends of $1.9 million and distributions to minority interest partners of $1.4 million.

Capital expenditures for the first quarter 1999 of $15.4 million decreased by $2.0 million from first quarter 1998 capital expenditures of $17.4 million. In light of the agriculture market conditions mentioned above, the Company is continuing to evaluate its capital expenditure requirements for the next few years. The primary emphasis will be on adding capacity to handle additional new programs, to continue to improve long-term efficiency and to remain cost competitive. For example, the recently completed Lawrence plant will produce medium power hydrostatic transmissions. This additional plant space will free up capacity at the Company's Ames facility which will be used to expand the production of high power hydrostatic transmissions for new programs. However, in light of the agriculture market conditions referred to earlier, the Company is slowing its plans to transition production to the new Lawrence facility. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency, although this will be done in consideration of economic conditions. The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities which have been reduced with the funds obtained from the Company's initial public offering of common stock in 1998. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

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

To mitigate this risk, in 1998 the Company directed each location to pursue Year 2000 remediation locally. Included in the scope of this initiative are the operational and financial information technology systems, embedded software contained in machinery and equipment, and other end-user computing resources and building systems. In addition, the project includes a review and evaluation of the Year 2000 compliance efforts of the Company's key suppliers and customers.

The Company's overall Year 2000 project approach and status is as follows:


DESCRIPTION OF APPROACH                         STAGE OF COMPLETION           TIMETABLE FOR COMPLETION
-----------------------                         -------------------           ------------------------
Inventory and assessment for Y2K impact of
all systems                                             90%                         July 31, 1999

Compliance of operational and financial systems         90%                         July 31, 1999

Compliance of computer-dependent machine
tools and equipment                                     50%                      September 30, 1999

Compliance of personal computers                        50%                      September 30, 1999

Compliance of building-related systems                  50%                      September 30, 1999


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

The Company's Year 2000 project is being completed primarily through the use of its internal information technology staff, with support from outside contractors where necessary. In addition, the Company's internal audit staff is performing periodic evaluations of all of the Company's business units to assess Year 2000 readiness. On-site Year 2000 reviews were completed at the end of 1998. Follow-up reviews for significant manufacturing locations have been scheduled and are expected to be completed for inclusion in the second quarter 1999 Form 10-Q discussion. The cost of the Company's information technology and internal audit staff to evaluate and upgrade the systems has not been separately accounted for or estimated as the Company does not believe this to be material. Although the Year 2000 project is a primary focus for each business unit, there have not been any material information technology projects which have been deferred due to the Year 2000 efforts. The cost of obtaining the operational and business system upgrades is part of the on-going maintenance of the systems to remain current with new releases and accordingly, has not been separately accounted for or estimated.

The Company believes its greatest risk lies within its operating and financial computer systems. The majority of the necessary changes to make these systems Year 2000 ready were made as of December 31, 1998. Testing of these systems are on-going during the first half of 1999. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, paying suppliers and communicating production requirements to its manufacturing plants. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be.

Individual Company locations are adding Year 2000 specifics to standard contingency plans where warranted. There is no company-wide contingency plan relating purely to the Year 2000 as the Company intends to have completed the essential Year 2000 changes by December 31, 1999. The Company's plans and the date on which the Company believes it will complete its Year 2000 computer modifications are based on its best estimates, which, in turn, are based on numerous assumptions of future events, including third-party modification plans, continued availability of resources and other factors. The Company cannot be sure that these assumptions are accurate or that these estimates will be achieved and actual results could differ materially from those anticipated.

EURO CURRENCY CONVERSION - The Company has begun handling transactions in the Euro as of the beginning of 1999. The Company`s business systems are multi-currency functional and the Company's European operations transact business today in various European currencies, including the Euro. The Company does not have an estimate of the cost it incurred to implement the Euro currency, but does not believe the costs have had a material effect on the Company's financial condition or results of operations.

ASIAN CRISIS IMPACT - Several countries in Asia continue to experience a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. The Company has a 60% interest in a joint venture located in Shanghai, China, which manufactures and sells high power hydrostatic transmissions, and the Company also has export sales into Asia. The joint venture business and export sales have been affected by the economic crisis, however, the Company is beginning to see some improvement. Total sales into Asia for first quarter 1999 increased $1.8 million over first quarter 1998 sales. With total assets of $13.0 million located in China and total Asian sales for 1998 of $12.2 million, the Company has experienced some adverse effect on the results of its operations, particularly given the higher margins attributable to such sales. Many of the Company's customers also sell into Asia. Any impact on their sales could have an adverse impact on the Company's sales. The Company does not believe that the Asian crisis will have as significant an impact in 1999 as in 1998. As a result, the Company does not believe the impact on its sales, either individually or together with the impact of the Asian crisis on export sales and the joint venture business, will have a material adverse effect on its financial condition or results of operations, although there can be no assurance in this regard.

OUTLOOK - The Company expects its 1999 sales to be up slightly over 1998 sales. The agricultural markets continue to be weak. In addition, European economies as a whole, are weaker that what was projected a few months ago. These economic impacts are offset by the continued strong North American economy, as well as new program production startups. Net income for 1999 is expected to be level with 1998.

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

         All securities registered were shares of the Company's Common Stock, par value $.01 per share. The following information relates to securities sold by the Company and the selling stockholders:

                                                                                AGGREGATE
                                              AGGREGATE                          OFFERING
                             AMOUNT            OFFERING                          PRICE OF
                           REGISTERED           PRICE         AMOUNT SOLD      AMOUNT SOLD
Company                  3,000,000 shares    $54,000,000    3,000,000 shares    $54,000,000
Selling Stockholders     6,000,000 shares   $108,000,000    6,000,000 shares   $108,000,000


         From the May 11, 1998 effective date of the Registration Statement through February 17, 1999, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the common stock registered:

                                                                                  AMOUNT
         Underwriting Discounts and Commissions                                 $2,700,000
         Other Expenses (including accounting, legal, and printing)             $3,200,000
                                                                                ----------
                                                     Total                      $5,900,000

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

                                                                                AMOUNT
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the security holders for vote during the quarter ended April 4, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS


EXHIBIT
   NO.   DESCRIPTION OF DOCUMENT
-------  -----------------------
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

27.1     Financial data schedule.

         (b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed for the quarter ended April 4, 1999.

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


May 18, 1999