Form 10-Q
period 1999-07-04
SAUER INC
filed 1999-08-18
CIK 865754

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)



 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 4, 1999

                                       OR

 ( ) TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         ---------------


                        Commission File Number 333-48299


                                   SAUER INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    36-3482074
------------------------------------------------------------------------------
       (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                     Identification No.)

      2800 East 13th Street, Ames, Iowa                       50010-8600
------------------------------------------------------------------------------
   (Address of principal executive office)                    (Zip Code)



Registrant's telephone number, including area code            (515) 239-6000
                                                         ----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ----         ---

As of August 11, 1999, 27,409,550 shares of Sauer Inc. common stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS

                                                                        Page
                                                                       ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Income:
         Thirteen Weeks and Twenty-Six Weeks Ended June 28, 1998
         and July 4, 1999                                                    3

         Consolidated Balance Sheets:
         As of December 31, 1998 and July 4, 1999                            4

         Consolidated Statements of Cash Flows:
         Twenty-Six Weeks Ended June 28, 1998 and July 4, 1999               5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9


PART II         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  17

                           SAUER INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                         ----------------------------         ----------------------------
                                                           June 28,          July 4,            June 28,          July 4,
                                                             1998             1999                1998             1999
                                                         -------------    -----------         ----------       -----------
NET SALES                                                   $160,410          $147,964          $313,286        $301,061
                                                         -------------    --------------      ----------       -----------

COSTS AND EXPENSES:
    Cost of sales                                            118,385           110,455           236,522         224,537
    Selling, general and administrative                       13,687            14,449            27,087          29,133
    Research and development                                   5,479             5,426            11,229          11,528
                                                         -------------    --------------      -------------    -----------

              Total costs and expenses                       137,551           130,330           274,838         265,198
                                                         -------------    --------------      -------------    -----------

              Operating income                                22,859            17,634            38,448          35,863
                                                         -------------    --------------      -------------    -----------

NONOPERATING INCOME (EXPENSES):
    Interest expense, net                                     (2,420)           (2,281)           (4,639)         (4,768)
    Royalty income                                               203               197               453             372
    Other, net                                                  (261)             (396)             (320)           (513)
                                                         -------------    --------------      -------------    -----------

              Nonoperating expenses, net                      (2,478)           (2,480)           (4,506)         (4,909)
                                                         -------------    --------------      -------------    -----------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                         20,381            15,154            33,942          30,954

PROVISION FOR INCOME TAXES                                    (6,152)           (4,670)          (10,083)         (9,312)
                                                         -------------       -----------      -------------    -----------

INCOME BEFORE MINORITY INTEREST                               14,229            10,484            23,859          21,642

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                                    (3,605)           (2,688)           (6,763)         (5,782)
                                                         ------------       ------------        ----------     ----------

              Net income                                    $ 10,624           $ 7,796          $ 17,096        $ 15,860
                                                         ------------       ------------        ----------     ----------
                                                         ------------       ------------        ----------     ----------
   Basic and diluted net income per
       common share outstanding                              $  0.41           $  0.28           $  0.68         $  0.58
                                                         -----------       -----------         ----------      ----------
                                                         -----------       -----------         ----------      ----------
   Dividends declared per common share                       $  0.07           $  0.07           $  0.15         $  0.14
                                                         -----------       -----------         ----------      ----------
                                                         -----------       -----------         ----------      ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                   SAUER INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     (Unaudited)
                                                                            December 31,               July 4,
ASSETS                                                                          1998                    1999
                                                                           ----------------         --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 8,891               $ 12,697
    Accounts receivable, less allowances                                           73,661                 92,963
    Inventories                                                                    89,195                 67,294
    Other current assets                                                            9,984                 10,575
                                                                           ----------------         --------------
                  Total current assets                                            181,731                183,529
                                                                           ----------------         --------------

                                                                           ----------------         --------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                262,527                263,788
                                                                           ----------------         --------------

OTHER ASSETS:
    Intangible assets, net                                                          3,769                  2,417
    Deferred income taxes                                                           2,328                  1,495
    Other                                                                           9,416                  7,655
                                                                           ----------------         --------------
                  Total other assets                                               15,513                 11,567
                                                                           ----------------         --------------
                                                                                 $459,771               $458,884
                                                                           ----------------         --------------
                                                                           ----------------         --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable and bank overdrafts                                            $ 41,767               $ 36,749
    Long-term debt due within one year                                              2,398                  1,633
    Accounts payable                                                               38,271                 39,920
    Accrued salaries and wages                                                      7,683                  9,924
    Accrued warranty                                                                8,601                  8,413
    Other accrued liabilities                                                      12,884                 23,447
                                                                           ----------------         --------------
                  Total current liabilities                                       111,604                120,086
                                                                           ----------------         --------------

                                                                           ----------------         --------------
LONG-TERM DEBT                                                                    106,862                101,701
                                                                           ----------------         --------------

OTHER LIABILITIES:
    Long-term pension liability                                                    33,044                 31,054
    Postretirement benefits other than pensions                                    13,608                 13,608
    Deferred income taxes                                                           4,746                  4,462
    Other                                                                           5,419                  2,586
                                                                           ----------------         --------------
                  Total other liabilities                                          56,817                 51,710
                                                                           ----------------         --------------

MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES                          35,584                 35,927
                                                                           ----------------         --------------

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share, authorized 45,000,000 shares in 1998 and 1999; issued 28,072,050
        in 1998 and 28,084,550 in 1999; outstanding
        27,397,050 in 1998 and 27,409,550 in 1999                                     281                    281
    Additional paid-in capital                                                    120,092                120,217
    Retained earnings                                                              31,416                 43,439
    Accumulated other comprehensive income                                          1,813                 (9,822)
    Unamortized restricted stock compensation                                      (1,998)                (1,955)
    Common stock in treasury (at cost),
        675,000 shares in 1998 and 1999                                            (2,700)                (2,700)
                                                                           ----------------         --------------
                  Total stockholders' equity                                      148,904                149,460
                                                                           ----------------         --------------
                                                                                 $459,771               $458,884
                                                                           ----------------         --------------
                                                                           ----------------         --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Twenty-Six Weeks Ended
                                                                           ---------------------------------------
                                                                              June 28,                  July 4,
                                                                               1998                     1999
                                                                           ------------                 ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $17,096                     $15,860
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization                                          14,668                      17,850
        Minority interest in income of
            consolidated companies                                              6,763                       5,782
        (Increase) decrease in working capital -
            Accounts receivable, net                                          (15,301)                    (25,299)
            Inventories                                                         6,266                      15,540
            Accounts payable                                                    2,060                       5,368
            Accrued liabilities                                                10,637                      13,348
            Other                                                                 241                         606
                                                                            ----------                  ---------
              Net cash provided by operating activities                        42,430                      49,055
                                                                            ----------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                (53,438)                    (34,469)
    Proceeds from sales of property, plant and equipment                            -                         296
                                                                           ------------                -----------
                  Net cash used in investing activities                       (53,438)                    (34,173)
                                                                           ------------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments)
        on notes payable and bank overdrafts                                    7,515                        (437)
    Net repayments of long-term debt                                          (21,271)                       (557)
    Cash dividends                                                             (3,856)                     (3,837)
    Net proceeds from initial public offering                                  48,100                           -
    Distributions to minority interest partners                                (6,416)                     (5,439)
                                                                          -------------              ------------

              Net cash provided by (used in) financing activities              24,072                      10,270)
                                                                          -------------              ------------

EFFECT OF EXCHANGE RATE CHANGES                                                  (714)                       (806)
                                                                          -------------              ------------

CASH AND CASH EQUIVALENTS:
    Net increase during the period                                             12,350                       3,806
    Beginning balance                                                           7,363                       8,891
                                                                          -------------              ------------

              Ending balance                                                  $19,713                     $12,697
                                                                          -------------              ------------
                                                                          -------------              ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                              $5,413                      $3,336
    Income taxes paid                                                          $5,222                      $3,357

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
    ACTIVITIES: During the twenty-six week period ending June 28, 1998, the Company purchased the real estate and building of its main facility in Germany for $23,470. In conjunction with the acquisition, assets were acquired at fair value of $23,470, cash was paid of $15,680 and liabilities of $7,790 were assumed.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)  BASIS OF PRESENTATION AND USE OF ESTIMATES -

    The consolidated financial statements of Sauer Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of December 31, 1998 and July 4, 1999, and results of operations for the thirteen weeks and twenty-six weeks ended June 28, 1998, and July 4, 1999, and cash flows for the twenty-six weeks ended June 28, 1998, and July 4, 1999. These financial statements and notes are to be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999.

2)  RECLASSIFICATION -

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

3)  COMPREHENSIVE INCOME -

    Total comprehensive income, consisting of net income adjusted for foreign currency translation, is as follows:


                                          THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                       ----------------------------  -----------------------------
                                         June 28,        July 4,       June 28,         July 4,
                                           1998           1999           1998            1999
                                       --------------  ------------  -------------  --------------
    Net income                              $10,624        $7,796        $17,096       $15,860
    Translation adjustment                     (646)       (5,293)          (709)      (11,635)
                                       --------------  ------------  -------------  --------------

    Comprehensive income                     $9,978        $2,503        $16,387        $4,225
                                       --------------  ------------  -------------  --------------
                                       --------------  ------------  -------------  --------------

4)  BASIC AND DILUTED PER SHARE DATA -

    Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method which applies the unamortized compensation expense to repurchase shares of common stock. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and twenty-six week periods ending June 28, 1998, and July 4, 1999:

                                           JUNE 28, 1998                                    JULY 4, 1999
                                           -------------                                    ------------
                                 NET INCOME            SHARES       EPS            NET INCOME           SHARES          EPS
                                 ----------            ------       ---           -------------         ------          ---
THIRTEEN WEEKS:
---------------
Basic net income                      $10,624         25,807,418    $.41              $7,796           27,225,247       $.28
Effect of dilutive
securities:
    Restricted stock                        -              8,077       -                   -                  446        -
                                --------------- ------------------ -------        --------------- ------------------ --------
Diluted net income                    $10,624         25,815,495    $.41              $7,796           27,225,693       $.28
                               --------------- ------------------ -------        --------------- ------------------ --------
                               --------------- ------------------ -------        --------------- ------------------ --------

TWENTY-SIX WEEKS:
-----------------
Basic net income                      $17,096         25,029,469    $.68             $15,860           27,225,122       $.58
Effect of dilutive
securities:
    Restricted stock                        -              4,107       -                   -                  219          -
                               --------------- ------------------ -------        --------------- ------------------ --------
Diluted net income                    $17,096         25,033,576    $.68             $15,860           27,225,341       $.58
                               --------------- ------------------ -------        --------------- ------------------ --------
                               --------------- ------------------ -------        --------------- ------------------ --------

5)  SEGMENT AND GEOGRAPHIC INFORMATION -

    The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

    The following table presents the significant items by segment for the results of operations for each of the thirteen and twenty-six week periods ending June 28, 1998, and July 4, 1999, and balance sheet data as of December 31, 1998 and July 4, 1999, respectively:


      THIRTEEN WEEKS
          ENDED:                  NORTH                         ALL
       JUNE 28, 1998              AMERICA         EUROPE       OTHER       ELIMINATIONS            TOTAL
      ---------------            ---------       --------     ---------    ------------          ---------
  Trade sales                    $ 103,368       $ 56,701    $    341     $        -             $160,410
  Intersegment sales                 9,261          9,745         224        (19,230)  (1)              -
  Net income (loss)                  8,691          4,053        (829)        (1,291)  (2)         10,624
  Total assets                     227,920        220,172     198,116       (186,437)  (3)        459,771

         JULY 4, 1999
         ------------
  Trade sales                    $  94,381       $ 51,677    $  1,906     $        -             $147,964
  Intersegment sales                 9,633          8,609          84        (18,326)  (1)              -
  Net income (loss)                  6,597          1,719         503         (1,023)  (2)          7,796
  Total assets                     252,153        203,429     191,831       (188,529)  (3)        458,884


       TWENTY-SIX WEEKS
            ENDED:                  NORTH                         ALL
        JUNE 28, 1998               AMERICA       EUROPE        OTHER      ELIMINATIONS            TOTAL
        -------------            ---------       --------      ---------   ------------          ---------
  Trade sales                    $ 200,886       $111,764     $    636     $       -             $313,286
  Intersegment sales                18,583         20,528          389        (39,500)  (1)             -
  Net income (loss)                 15,158          5,705       (1,326)        (2,441)  (2)        17,096
  Total assets                     227,920        220,172      198,116       (186,437)  (3)       459,771

         JULY 4, 1999
         ------------
  Trade sales                     $192,483      $ 105,381     $  3,197     $       -             $301,061
  Intersegment sales                20,222         17,467          130       (37,819)  (1)              -
  Net income (loss)                 14,396          2,784          747        (2,067)  (2)         15,860
  Total assets                     252,153        203,429      191,831      (188,529)  (3)        458,884

Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations - minority interest in German Operating Company.

(3)  Total assets eliminations:

                                                                                       1998            1999
                                                                                    ---------       ----------
         Investment in subsidiaries                                                 $(144,391)      $(144,926)
         Intersegment receivables                                                     (40,244)        (42,279)
         Intersegment profit in inventory and other                                    (1,802)         (1,324)
                                                                                    ----------      ----------

       Total assets eliminations                                                    $(186,437)      $(188,529)
                                                                                    ----------      ----------
                                                                                    ----------      ----------

A summary of the Company's net sales by product line is presented below:

                                                                                  Net Sales
                                                      -----------------------------------------------------------
                                                           Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                      -----------------------------   ---------------------------
                                                           1998             1999           1998           1999
                                                      ------------     ------------   ------------   ------------
Hydrostatic transmissions                             $    128,210     $    121,320   $    249,023   $    246,770
Open circuit gear pumps and motors and piston pumps         21,235           16,882         42,446         34,820
Electrohydraulics and others                                10,965            9,762         21,817         19,471
                                                      ------------     ------------   ------------   ------------
         Total                                        $    160,410     $    147,964   $    313,286   $    301,061
                                                      ------------     ------------   ------------   ------------
                                                      ------------     ------------   ------------   ------------

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

                                                  NET SALES (1)
                                  --------------------  ----------------------   LONG-LIVED ASSETS
                                  THIRTEEN WEEKS ENDED  TWENTY-SIX WEEKS ENDED      ASSETS (2)
                                  --------------------  ----------------------      ----------
                                    1998      1999         1998      1999         1998      1999
                                  --------  --------     --------  --------     --------  --------
United States                     $ 97,538  $ 86,744     $186,863  $177,770     $141,021  $153,043
Germany                             11,502    12,462       26,071    26,389       46,930    48,137
United Kingdom                      10,061     7,719       19,753    15,510       21,279    23,193
Slovakia                             1,169       213        1,557       402       39,856    34,063
Other countries                     40,140    40,826       79,042    80,990       17,210    15,424
                                  --------  --------     --------  --------     --------  --------
         Total                    $160,410  $147,964     $313,286  $301,061     $266,296  $273,860
                                  --------  --------     --------  --------     --------  --------
                                  --------  --------     --------  --------     --------  --------

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 4, 1999 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 1998

NET SALES - Net sales for second quarter 1999 of $148.0 million decreased by $12.4 million, or 7.7% from second quarter 1998 net sales of $160.4 million. Net sales decreased by 5.9% excluding the impact of currency fluctuation. Second quarter 1999 sales for the specialty vehicle market were up 15.9%, road building was level with 1998 and construction increased 9.3% over second quarter 1998. Both turf care and agricultural sales were down 19.0% from second quarter 1998. North American net sales for second quarter 1999 of $94.4 million decreased by $9.0 million, or 8.7% from second quarter 1998 net sales of $103.4 million. The Company's Sullivan, Illinois, operations experienced a decline of $6.0 million in sales to the turf care market in the second quarter of 1999 due to a shortage of engine supply to this market sector. Additionally, all of North America was impacted by the decline in the agriculture market. European net sales for second quarter 1999 of $51.7 million decreased by $5.0 million, or 8.8% from second quarter 1998 net sales of $56.7 million. European net sales decreased by 2.5% excluding the impact of currency fluctuation. Sales in Europe were adversely impacted by the agriculture market with sales down 9.8% from second quarter 1998. The Company's Swindon, England, operations experienced a sales decline in the second quarter of $5.1 million from 1998 second quarter levels of $15.2 million due to the agriculture market decline. East Asia net sales for second quarter 1999 increased by $1.6 million from second quarter 1998.

The following table sets forth the Company's net sales by market, in dollars (000's) and as a percentage of total net sales, for the thirteen weeks ended July 4, 1999, and June 28, 1998:


                                        July 4, 1999       % of Total      June 28, 1998     % of Total
                                     ---------------      -------------    -------------    -------------
Agriculture                                  $23,946          16.2            $29,601            18.5
Construction                                  24,217          16.4             22,150            13.8
Turf Care                                     30,190          20.4             37,179            23.2
Road-building                                 20,094          13.6             20,128            12.5
Specialty                                     12,325           8.3             10,632             6.6
Distribution and aftermarket                  37,192          25.1             40,720            25.4
                                     ----------------      -------------   -------------    -------------
      Total                                 $147,964         100.0           $160,410           100.0
                                     ----------------      -------------   -------------    -------------
                                     ----------------      -------------   -------------    -------------

COST OF SALES - Cost of sales for second quarter 1999 of $110.5 million was 74.7% of net sales, compared to 73.8% of net sales for second quarter 1998. Cost of sales for second quarter 1999 did not decrease proportionately in line with the sales decline due to the higher fixed costs in place for 1999 related to the significant capital spending in prior years for facilities and equipment expansion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for second quarter 1999 of $14.4 million increased by $0.7 million, or 5.1% from second quarter 1998 expenses of $13.7 million. The increase reflects the on-going effects of the investments made during 1998 in sales and marketing, information technology, and training to support the Company's growth plans and the investments made in manufacturing and research and development. The Company anticipates this trend to continue throughout 1999.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for second quarter 1999 of $5.4 million decreased $0.1 million from second quarter 1998 expenses of $5.5 million due to the receipt of a research and development grant in Europe of $0.1 million.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for second quarter 1999 of $2.5 million were level with second quarter 1998 net expenses of $2.5 million. Net interest expense for second quarter 1999 of $2.3 million decreased by $0.1 million from second quarter 1998 net expense of $2.4 million. Other expense, net, for second quarter 1999 increased by $0.1 million from second quarter 1998 due to numerous immaterial items.

PROVISION FOR INCOME TAXES - Provision for income taxes for second quarter 1999 of $4.7 million decreased by $1.5 million from second quarter 1998 provision for income taxes of $6.2 million. The decrease comes from the decrease in net income before income taxes of $4.3 million offset slightly by an increase in the effective tax rate for second quarter 1999 of 37.5% from the second quarter 1998 rate of 36.7%.

NET INCOME - Net income for second quarter 1999 of $7.8 million decreased by $2.8 million, or 26.4% from second quarter 1998 net income of $10.6 million. Net income was adversely impacted by the decline in sales for the quarter driven primarily by the decline in the agriculture and turf care markets as discussed above. North American second quarter 1999 net income of $6.6 million decreased by $2.1 million, or 24.1%, from second quarter 1998 net income of $8.7 million. North American net income was unfavorably impacted by the decline in the agriculture and turf care markets in addition to the higher fixed costs from capital investments as discussed above. European second quarter 1999 net income of $1.7 million decreased by $2.4 million, or 58.5%, from second quarter 1998 net income of $4.1 million. The decline in European net income results directly from the decline in the agriculture market related to the Company's Swindon, England operation mentioned above coupled with the additional fixed costs that have been added to increase production capability and capacity previously discussed.

TWENTY-SIX WEEKS ENDED JULY 4, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 1998

NET SALES - Net sales for first half 1999 of $301.1 million decreased by $12.2 million, or 3.9% from first half 1998 net sales of $313.3 million. Net sales decreased by 3.1% excluding the impact of currency fluctuation. Sales of all of the Company's product categories have declined as a result of the weak agriculture market. North American net sales for the first half 1999 of $192.5 million decreased by $8.4 million, or 4.2% from first half 1998 net sales of $200.9 million, driven primarily by the decrease in turf care sales of $8.5 million at the Company's Sullivan, Illinois, operations mentioned above. The decline in agriculture sales in North America of $5.2 million was offset by increases in construction of $3.3 million and specialty markets of $3.0 million. European net sales for the first half 1999 of $105.4 million decreased by $6.4 million, or 5.7% from first half 1998 net sales of $111.8 million. European net sales decreased by 3.5% excluding the impact of currency fluctuation. Sales in Europe were adversely impacted by the agriculture market. The Company's Swindon, England, operation has experienced a sales decline of $6.7 million from 1998 levels of $24.8 million due to the agriculture market decline. Net sales to East Asia for the first half 1999 increased by $2.6 million from first half 1998.

The following table sets forth the Company's net sales by market application, in dollars (000's) and as a percentage of total net sales, for the twenty-six weeks ended July 4, 1999, and June 28, 1998:

                                            July 4,     % of Total   June 28,    % of
                                             1999                      1998       Total
                                         -------------- ----------- ------------ --------
Agriculture                                    $48,873        16.2      $58,043     18.5
Construction                                    47,302        15.7       43,291     13.8
Turf Care                                       66,792        22.2       75,203     24.0
Road-building                                   41,256        13.7       38,225     12.2
Specialty                                       24,734         8.2       20,701      6.6
Distribution and aftermarket                    72,104        24.0       77,823     24.9
                                         -------------- ----------- ------------ --------
      Total                                   $301,061       100.0     $313,286    100.0
                                         -------------- ----------- ------------ --------
                                         -------------- ----------- ------------ --------

COST OF SALES - Cost of sales for the first half 1999 of $224.5 million was 74.6% of net sales, compared to 75.5% of net sales for first half 1998. Cost of sales for 1999 was impacted by the higher fixed costs mentioned above offset somewhat by the Company's efforts to control manufacturing costs. In addition, first half 1998 cost of sales was adversely impacted by costs relating to the move of the Minneapolis operations to a larger facility, the construction of the plant in Lawrence, Kansas, equipment repair and removal costs in the German operation and the production start-up costs of a new product line in Slovakia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the first half 1999 of $29.1 million increased by $2.0 million, or 7.4% from first half 1998 expenses of $27.1 million. The increase reflects the effects of the investments made during 1998 in sales and marketing, information technology, and training to support the Company's growth plans and the investments made in manufacturing and research and development. As stated above, the Company expects this trend to continue for the remainder of 1999.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for the first half 1999 of $11.5 million increased by $0.3 million, or 2.7% from first half 1998 expenses of $11.2 million.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for first half 1999 of $4.9 million increased by $0.4 million from first half 1998 net expenses of $4.5 million. Net interest expense for first half 1999 of $4.8 million increased by $0.2 million from first half 1998 net expense of $4.6 million, reflecting higher overall borrowings associated with on-going capital expenditures. Other expense, net, for first half 1999 increased by $0.3 million from first half 1998 relating primarily to a decrease in royalty income from the Company's Japanese licensee and numerous other immaterial items.

PROVISION FOR INCOME TAXES - Provision for income taxes for first half 1999 of $9.3 million decreased by $0.8 million from first half 1998 provision for income taxes of $10.1 million. The decrease comes primarily from the decrease in net income before income taxes of $2.0 million coupled with a slight decrease in the effective tax rate for first half 1999 of 37.0% from the first half 1998 rate of 37.1%.

NET INCOME - Net income for the first half of 1999 of $15.9 million decreased by $1.2 million, or 7.0% from first half 1998 net income of $17.1 million. North American first half 1999 net income of $14.4 million decreased by $0.8 million, or 5.3% from first half 1998 net income of $15.2 million. North American net income was unfavorably impacted primarily by the decline in the agriculture and turf care markets mentioned above. European first half 1999 net income of $2.8 million decreased by $2.9 million, or 50.9%, from first half 1998 net income of $5.7 million. The primary reason for the decline in European net income results directly from the decline in the agriculture market related to the Company's Swindon, England, operation coupled with higher fixed costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds and from borrowings under it's credit facilities.

Net cash provided by operating activities for the twenty-six week period ended July 4, 1999 of $49.1 million increased by $6.7 million from the twenty-six week period ended June 28, 1998 of $42.4 million. The increase in operating cash flow resulted from better overall management of working capital, specifically in the areas of inventories, accounts payable and accrued liabilities, offset by the increase in receivables.

Net borrowing repayments under short and long term credit facilities for the twenty-six week period ended July 4, 1999 were $1.0 million compared to the twenty-six week period ended June 28, 1998 of $13.8 million. Net borrowing repayments were higher for first half 1998 due primarily to the net proceeds received from the initial public offering in the second quarter of 1998.

The cash provided by operating activities of $49.1 million have funded 1999 first half capital expenditures of $34.5 million, dividends of $3.8 million, distributions to minority interest partners of $5.4 million and net borrowing repayments of $1.0 million.

Capital expenditures for the first half of 1999 of $34.5 million decreased by $18.9 million from the first half 1998 capital expenditures of $53.4 million. First half 1998 capital expenditures were impacted by the purchase of the Company's Neumunster, Germany, facility for $15.7 million. In light of the agriculture and turf care market conditions mentioned above, the Company is continuing to evaluate its capital expenditure requirements for the next few years. The Company anticipates 1999 capital expenditures to reach approximately $70.0 million, a decrease of $19.0 million from 1998 levels. The primary emphasis will be on adding capacity to handle additional new programs, to continue to improve long-term efficiency and to remain cost competitive. The Lawrence, Kansas, plant completed in early 1999 is now in production of the Company's medium power hydrostatic transmissions. This additional plant space has provided incremental capacity at the Company's Ames facility which is planned for expanding the production of high power hydrostatic transmissions for new programs as well as production of a new product for the aerial lift market introduced in the second quarter 1999. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency, although this will be done in consideration of economic conditions. The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities which have been reduced with the funds obtained from the Company's initial public offering of common stock in 1998. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

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

The Company's overall Year 2000 project approach and status is as follows:


                                                        STAGE OF
DESCRIPTION OF APPROACH                                COMPLETION                TIMETABLE FOR COMPLETION
-----------------------                                -----------               ------------------------
Inventory and assessment for Y2K impact of
all systems                                                 95%                       August 31, 1999

Compliance of operational and
financial systems                                           95%                       August 31, 1999

Compliance of computer-dependent machine
tools and equipment                                         65%                      September 30, 1999

Compliance of personal computers                            75%                      September 30, 1999

Compliance of building-related systems                      95%                      September 30, 1999

In addition to assessing the Company's Year 2000 readiness, the Company has contacted its major production suppliers via a confirmation letter program and received responses from approximately 95% of all those suppliers stating that Year 2000 readiness will be achieved by December 31, 1999. The Company cannot guarantee that third parties on whom it depends for essential supplies and materials will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. Although no specific testing of the readiness of the Company's suppliers is currently planned, an on-going evaluation of the Company's suppliers is being continued.

The Company's Year 2000 project is being completed primarily through the use of its internal information technology staff, with support from outside contractors where necessary. In addition, the Company's internal audit staff is performing periodic evaluations of all of the Company's business units to assess Year 2000 readiness. On-site Year 2000 reviews were completed at the end of 1998. Follow-up reviews for the manufacturing locations have been completed during the second quarter of 1999. The results of these reviews have shown that all locations have substantially completed their Year 2000 preparations. The cost of the Company's information technology and internal audit staff to evaluate and upgrade the systems has not been separately accounted for or estimated as the Company does not believe this to be material. Although the Year 2000 project is a primary focus for each business unit, there have not been any material information technology projects which have been deferred due to the Year 2000 efforts, although resource priority has been given to the Year 2000 project. The cost of obtaining the operational and business system upgrades is part of the on-going maintenance of the systems to remain current with new releases and accordingly, has not been separately accounted for or estimated.

The Company believes its greatest risk lies within its operating and financial computer systems. The majority of the necessary changes to make these systems Year 2000 ready were made as of December 31, 1998. Testing of these systems will continue through the summer of 1999. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, paying suppliers and communicating production requirements to its manufacturing plants. While some of these functions could be performed manually, the Company presently is not certain of the impact on operations.

Individual Company locations are adding Year 2000 specifics to standard contingency plans where warranted. There is no company-wide contingency plan relating purely to the Year 2000 as the Company intends to have completed the essential Year 2000 changes by December 31, 1999. The Company's plans and the date on which the Company believes it will complete its Year 2000 computer modifications are based on it's best estimates, which, in turn, are based on numerous assumptions of future events, including third-party modification plans, continued availability of resources and other factors. The Company cannot be sure that these assumptions are accurate or that these estimates will be achieved and actual results could differ materially from those anticipated.

EURO CURRENCY CONVERSION - The Company began handling transactions in the Euro as of the beginning of 1999. The Company`s business systems are multi-currency functional and the Company's European operations transact business today in various European currencies, including the Euro. The Company does not have an estimate of the cost it incurred to implement the Euro currency, but does not believe the costs have had a material effect on the Company's financial condition or results of operations.

ASIAN CRISIS IMPACT - Prior to 1999, several countries in Asia had experienced a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. The Company has a 60% interest in a joint venture located in Shanghai, China, which manufactures and sells high power hydrostatic transmissions, and the Company also has export sales into Asia. The joint venture business and export sales were affected by the economic crisis, however, the Company continues to see improvement in 1999 over 1998 business levels. Total sales into Asia for first half 1999 increased $2.6 million over first half 1998 sales. With total assets of $13.0 million located in China and total Asian sales for 1998 of $12.2 million, the Company experienced some adverse effect on the results of its operations in 1998, particularly given the higher margins attributable to such sales. Many of the Company's customers also sell into Asia. Any impact on their sales could have an adverse impact on the Company's sales. The Company now believes that its 1999 results in its Asian operations will surpass 1998 results. As a result, the Company does not believe the impact on its sales, either individually or together with the impact of the Asian crisis on export sales and the joint venture business, will have a material adverse effect on its financial condition or results of operations, although there can be no assurance in this regard.

OUTLOOK - The Company now expects 1999 sales to be in line with or slightly lower than 1998 sales. The agricultural markets continue to be weak. Several of the Company's major agriculture OEM's have now planned production shutdowns in the latter part of 1999. In addition, European economies as a whole, are weaker that what was projected in late 1998. These economic impacts are offset by the continued strong North American economy, as well as new program production startups such as occurred in the specialty market during the second quarter. Net income for 1999 is expected to be less than the 1998 level.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on April 22, 1999, at which stockholders re-elected two directors and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 1999.

         Results of the voting in connection with each issue were as follows:



VOTING ON DIRECTORS                                                      FOR          WITHHELD        TOTAL
-------------------                                                   ----------      --------     ----------
Klaus H. Murmann                                                      20,394,619       43,733     20,438,352
Nicola Keim                                                           20,395,529       42,823     20,438,352

RATIFICATION OF INDEPENDENT AUDITORS
------------------------------------
In Favor                                                                                          20,424,809
Against                                                                                                3,925
Abstain                                                                                                9,618
                                                                                               -------------
    Total                                                                                         20,438,352
                                                                                               -------------
                                                                                               -------------

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

10.1(m) The Sauer-Sundstrand Employees' Retirement Plan is attached as Exhibit 10.1(s) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(n) The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(o) The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(p) The Sauer-Sundstrand Employees' Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(q)  The Retirement Benefits Agreement for Klaus Murmann is attached as
         Exhibit 10.1(w) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(r)  The Retirement Benefits Agreement for Tonio Barlage is attached as
         Exhibit 10.1(x) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(s) The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(t) The Sauer Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No.1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(u) The Sauer Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(v)  The 1999 Sauer Inc. Bonus Plan is attached hereto.

27.1     Financial data schedule.

         (b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed for the quarter ended July 4, 1999.

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

August 18, 1999