Form 10-Q
period 1999-10-03
SAUER INC
filed 1999-11-16
CIK 865754

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 3, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________


                        Commission File Number 333-48299

                                   SAUER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    36-3482074
--------------------------------------------------------------------------------
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                 Identification No.)

      2800 East 13th Street, Ames, Iowa                   50010-8600
--------------------------------------------------------------------------------
   (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code       (515) 239-6000
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

As of November 16, 1999, 27,409,550 shares of Sauer Inc. common stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                    -------------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Statements of Income:
           Thirteen Weeks and Thirty-Nine Weeks Ended
           September 27, 1998 and October 3, 1999                                                           3

           Consolidated Balance Sheets:
           As of December 31, 1998 and October 3, 1999                                                      4

           Consolidated Statements of Cash Flows:
           Thirty-Nine Weeks Ended September 27, 1998 and October 3, 1999                                   5

           Notes to Consolidated Financial Statements                                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                        9


PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                             15

Item 6.    Exhibits and Reports on Form 8-K                                                                15


SIGNATURES                                                                                                 17


                           SAUER INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                -------------------------------        --------------------------------
                                                September 27,       October 3,         September 27,         October 3,
                                                     1998              1999                 1998                1999
                                                -------------       -----------        -------------         ----------
NET SALES                                         $ 123,992           $ 115,068           $ 437,278           $ 416,129
                                                -------------       -----------        -------------         ----------

COSTS AND EXPENSES:
  Cost of sales                                      92,163              87,659             328,685             312,196
  Selling, general and administrative                13,382              13,501              40,469              42,634
  Research and development                            5,305               5,621              16,534              17,149
                                                -------------       -----------        -------------         ----------

              Total costs and expenses              110,850             106,781             385,688             371,979
                                                -------------       -----------        -------------         ----------

              Operating income                       13,142               8,287              51,590              44,150
                                                -------------       -----------        -------------         ----------

NONOPERATING INCOME (EXPENSES):
  Interest expense, net                              (1,873)             (1,634)             (6,512)             (6,402)
  Royalty income                                        151                 175                 604                 547
  Other, net                                           (139)               (138)               (459)               (650)
                                                -------------       -----------        -------------         ----------

              Nonoperating expenses, net             (1,861)             (1,597)             (6,367)             (6,505)
                                                -------------       -----------        -------------         ----------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                11,281               6,690              45,223              37,645

PROVISION FOR INCOME TAXES                           (3,906)             (2,137)            (13,989)            (11,449)
                                                -------------       -----------        -------------         ----------

INCOME BEFORE MINORITY INTEREST                       7,375               4,553              31,234              26,196

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                           (1,335)               (919)             (8,098)             (6,701)
                                                -------------       -----------        -------------         ----------


              Net income                          $   6,040           $   3,634           $  23,136           $  19,495
                                                =============       ===========        =============         ==========

  Basic and diluted net income per
       common share outstanding                   $    0.22           $    0.14           $    0.90           $    0.72
                                                =============       ===========        =============         ==========

  Dividends declared per common share             $    0.07           $    0.07           $    0.22           $    0.21
                                                =============       ===========        =============         ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     December 31,         October 3,
                                                                        1998                1999
                                                                     ------------         ----------
                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   8,891           $   5,932
   Accounts receivable, less allowances                                   73,661              76,389
   Inventories                                                            89,195              74,276
   Other current assets                                                    9,984              10,519
                                                                     ------------         ----------
                  Total current assets                                   181,731             167,116
                                                                     ------------         ----------
PROPERTY, PLANT AND EQUIPMENT, NET                                       262,527             272,122
                                                                     ------------         ----------
OTHER ASSETS:
   Intangible assets, net                                                  3,769               2,501
   Deferred income taxes                                                   5,742               4,453
   Other                                                                   6,002               4,780
                                                                     ------------         ----------
                  Total other assets                                      15,513              11,734
                                                                     ------------         ----------
                                                                       $ 459,771           $ 450,972
                                                                     ============         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable and bank overdrafts                                   $  41,767           $  33,084
   Long-term debt due within one year                                      2,398               1,812
   Accounts payable                                                       38,271              34,694
   Accrued salaries and wages                                              7,683               8,976
   Accrued warranty                                                        8,601               8,118
   Other accrued liabilities                                              12,884              22,213
                                                                     ------------         ----------
                  Total current liabilities                              111,604             108,897
                                                                     ------------         ----------
LONG-TERM DEBT                                                           106,862              95,096
                                                                     ------------         ----------
OTHER LIABILITIES:
   Long-term pension liability                                            33,044              32,203
   Postretirement benefits other than pensions                            13,608              13,608
   Deferred income taxes                                                   4,746               4,898
   Other                                                                   5,419               4,966
                                                                     ------------         ----------
                  Total other liabilities                                 56,817              55,675
                                                                     ------------         ----------
MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES                 35,584              35,979
                                                                     ------------         ----------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share, authorized
      45,000,000 shares in 1998 and 1999; issued 28,072,050
      in 1998 and 28,084,550 in 1999; outstanding 27,397,050
      in 1998 and 27,409,550 in 1999                                         281                 281
   Additional paid-in capital                                            120,092             120,217
   Retained earnings                                                      31,416              45,155
   Accumulated other comprehensive income                                  1,813              (5,761)
   Unamortized restricted stock compensation                              (1,998)             (1,867)
   Common stock in treasury (at cost),
      675,000 shares in 1998 and 1999                                     (2,700)             (2,700)
                                                                     ------------         ----------
                  Total stockholders' equity                             148,904             155,325
                                                                     ------------         ----------
                                                                       $ 459,771           $ 450,972
                                                                     ============         ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Thirty-Nine Weeks Ended
                                                                         ------------------------------
                                                                         September 27,       October 3,
                                                                             1998               1999
                                                                         -------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 23,136           $ 19,495
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization                                        22,977             27,405
        Minority interest in income of consolidated companies                 8,098              6,701
        (Increase) decrease in working capital -
            Accounts receivable, net                                         (1,462)            (5,771)
            Inventories                                                       1,052             10,559
            Accounts payable                                                 (7,834)            (1,619)
            Accrued liabilities                                              12,209             10,285
            Other                                                            (2,106)             3,550
                                                                         -------------       ----------
              Net cash provided by operating activities                      56,070             70,605
                                                                         -------------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                              (73,958)           (45,834)
    Proceeds from sales of property, plant and equipment                         95                358
                                                                         -------------       ----------
              Net cash used in investing activities                         (73,868)           (45,476)
                                                                         -------------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on notes payable and bank overdrafts                     (19,858)            (5,818)
    Net repayments of long-term debt                                           (972)            (8,722)
    Cash dividends                                                           (5,774)            (5,754)
    Net proceeds from initial public offering                                48,100                  -
    Distributions to minority interest partners                              (7,151)            (6,049)
                                                                         -------------       ----------

              Net cash provided by (used in) financing activities            14,345            (26,343)
                                                                         -------------       ----------

EFFECT OF EXCHANGE RATE CHANGES                                                 665             (1,745)
                                                                         -------------       ----------

CASH AND CASH EQUIVALENTS:
    Net decrease during the period                                           (2,783)            (2,959)
    Beginning balance                                                         7,363              8,891
                                                                         -------------       ----------

              Ending balance                                               $  4,580           $  5,932
                                                                         =============       ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                          $  5,256           $  4,452
    Income taxes paid                                                      $  7,031           $  8,040


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the thirty-nine week period ending September 27, 1998, the Company purchased the real estate and building of its main facility in Germany for $23,470. In conjunction with the acquisition, assets were acquired at fair value of $23,470, cash was paid of $15,680 and liabilities of $7,790 were assumed.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)       BASIS OF PRESENTATION AND USE OF ESTIMATES -

         The consolidated financial statements of Sauer Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of December 31, 1998 and October 3, 1999, and results of operations for the thirteen weeks and thirty-nine weeks ended September 27, 1998, and October 3, 1999, and cash flows for the thirty-nine weeks ended September 27, 1998, and October 3, 1999. These financial statements and notes are to be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission dated March 31, 1999.

2)       RECLASSIFICATION -

         Certain previously reported amounts have been reclassified to conform with the current period presentation.

3)       COMPREHENSIVE INCOME -

         Total comprehensive income, consisting of net income adjusted for foreign currency translation, is as follows:

                                                   Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                   --------------------            -----------------------
                                               September 28,     October 3,     September 28,     October 3,
                                                    1998            1999             1998            1999
                                              -----------------------------------------------------------------
         Net income                                $ 6,040           $3,634         $23,136           $19,495
         Translation adjustment                      4,041            4,061           3,332            (7,574)
                                              -----------------------------------------------------------------

         Comprehensive income                      $10,081           $7,695         $26,468           $11,921
                                              =================================================================


4)       BASIC AND DILUTED PER SHARE DATA -

         Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method which applies the unamortized compensation expense to repurchase shares of common stock. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and thirty-nine week periods ending September 27, 1998, and October 3, 1999:

                                        SEPTEMBER 27, 1998                             OCTOBER 3, 1999
                                        ------------------                             ---------------
                                 NET INCOME       SHARES        EPS          NET INCOME      SHARES         EPS
                                 ----------       ------        ---          ----------      ------         ---
THIRTEEN WEEKS:
Basic net income                    $ 6,040       27,225,000    $.22           $ 3,634       27,226,050     $.14
Effect of dilutive
securities:
    Restricted stock                      -                -       -                 -           32,011        -
                                 ------------------------------------        ------------------------------------
Diluted net income                  $ 6,040       27,225,000    $.22           $ 3,634       27,258,061     $.14
                                 ====================================        ====================================

THIRTY-NINE WEEKS:
Basic net income                    $23,136       25,769,444    $.90           $19,495       27,225,428     $.72
Effect of dilutive
securities:
    Restricted stock                      -            2,723       -                 -           10,701        -
                                 ------------------------------------        ------------------------------------
Diluted net income                  $23,136       25,772,167    $.90           $19,495       27,236,129     $.72
                                 ====================================        ====================================


5)       SEGMENT AND GEOGRAPHIC INFORMATION -

         The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

         The following table presents the significant items by segment for the results of operations for each of the thirteen and thirty-nine week periods ending September 27, 1998, and October 3, 1999, and balance sheet data as of December 31, 1998 and October 3, 1999, respectively:


                                            NORTH                           ALL
                                           AMERICA          EUROPE         OTHER         ELIMINATIONS          TOTAL
                                           -------          ------         -----         ------------          -----
THIRTEEN WEEKS ENDED:
SEPTEMBER 27, 1998
--------------------
Trade sales                               $ 78,290          $ 45,245       $    457      $       -            $123,992
Intersegment sales                           7,584             9,606            389        (17,579)(1)               -
Net income (loss)                            6,211               537             84           (792)(2)           6,040
Total assets                               227,920           220,172        198,116       (186,437)(3)         459,771

OCTOBER 3, 1999
---------------
Trade sales                               $ 73,258          $ 40,459       $  1,351      $       -            $115,068
Intersegment sales                           7,947             6,638            128        (14,713)(1)               -
Net income (loss)                            3,680                47            382           (475)(2)           3,634
Total assets                               237,713           209,439        193,720       (189,900)(3)         450,972



                                                                   ALL
                                 NORTH AMERICA      EUROPE        OTHER        ELIMINATIONS      TOTAL
                                 -------------      ------        -----        ------------      -----
THIRTY-NINE WEEKS ENDED:
SEPTEMBER 27, 1998
------------------
Trade sales                        $279,176        $157,009     $  1,093      $       -         $437,278
Intersegment sales                   26,167          30,134          502        (56,803)(1)            -
Net income (loss)                    21,369           6,242       (1,242)        (3,233)(2)       23,136
Total assets                        227,920         220,172      198,116       (186,437)(3)      459,771

OCTOBER 3, 1999
---------------
Trade sales                        $265,741        $145,840     $  4,548      $       -         $416,129
Intersegment sales                   28,169          24,105          258        (52,532)(1)            -
Net income (loss)                    18,076           2,831        1,130         (2,542)(2)       19,495
Total assets                        237,713         209,439      193,720       (189,900)(3)      450,972

----------------------------
Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations - minority interest in German Operating Company.

(3)  Total assets eliminations:

                                                                                        1998             1999
                                                                                        ----             ----
         Investment in subsidiaries                                                 $(144,391)       $(145,106)
         Intersegment receivables                                                     (40,244)         (43,350)
         Intersegment profit in inventory and other                                    (1,802)          (1,444)
                                                                                    ---------        ----------

     Total assets eliminations                                                      $(186,437)       $(189,900)
                                                                                    ==========       ==========

A summary of the Company's net sales by product line is presented below:

                                                                                            Net Sales
                                                                 ------------------------------------------------------------
                                                                     Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                                 ----------------------------   -----------------------------
                                                                     1998            1999            1998          1999
                                                                     ----            ----            ----          ----
Hydrostatic transmissions                                            $ 96,465        $ 90,420        $345,488     $337,190
Open circuit gear pumps and motors and piston pumps                    17,971          16,153          60,417       50,973
Electrohydraulics and others                                            9,556           8,495          31,373       27,966
                                                                 ------------------------------------------------------------

         Total                                                       $123,992        $115,068        $437,278     $416,129
                                                                 ============================================================

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

                                                  NET SALES (1)
                                --------------------------------------------------              LONG-LIVED ASSETS
                                THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED                  ASSETS (2)
                                --------------------       -----------------------                  ----------
                                 1998           1999           1998           1999             1998             1999
                                 ----           ----           ----           ----             ----             ----
United States                 $ 69,318         $ 65,873       $256,181       $243,643         $141,021          $152,879
Germany                         13,554            8,521         39,625         34,910           46,930            47,899
United Kingdom                   8,450            6,901         28,203         22,411           21,279            25,477
Slovakia                           231              368          1,788            770           39,856            36,912
Other countries                 32,439           33,405        111,481        114,395           17,210            16,236
                            -------------- --------------- ------------- --------------- ------------------ --------------

         Total                $152,992         $115,068       $437,278       $416,129         $266,296          $279,403
                            ============== =============== ============= =============== ================== ==============

----------------------------
(1)   Net sales are attributed to countries based on location of customer.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 3, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998

NET SALES - Net sales for third quarter 1999 of $115.1 million decreased by $8.9 million, or 7.2% from third quarter 1998 net sales of $124.0 million. Net sales also decreased by 7.2% excluding the impact of currency fluctuation. Third quarter 1999 sales for the specialty vehicle market were up 16.5% and construction increased 22.6% over third quarter 1998. These increases helped to offset, but did not fully compensate for decreases in the Company's other markets. Agriculture sales were down 28.5% from third quarter 1998 while turf care sales declined 21.2% and road building sales declined 10.8%. North American net sales for third quarter 1999 of $73.3 million decreased by $5.0 million, or 6.4% from third quarter 1998 net sales of $78.3 million. The Company's Sullivan, Illinois, operations experienced a decline of $4.4 million in sales to the turf care market in the third quarter of 1999. Additionally, all of North America continues to be impacted by the decline in the agriculture market. European net sales for third quarter 1999 of $40.5 million decreased by $4.7 million, or 10.4% from third quarter 1998 net sales of $45.2 million. European net sales decreased by the same 10.4% excluding the impact of currency fluctuation. Sales in Europe were adversely impacted by the agriculture market with sales down 5.1% from third quarter 1998. The Company's Swindon, England, operations experienced a sales decline in the third quarter of $2.5 million from 1998 third quarter levels of $12.9 million due to the agriculture market decline. East Asia net sales for third quarter 1999 increased by $0.9 million, or almost double third quarter 1998 sales.

The following table sets forth the Company's net sales by market, in dollars (000's) and as a percentage of total net sales, for the thirteen weeks ended October 3, 1999, and September 27, 1998:

                                           October 3,        % of          September 27,     % of
                                              1999           Total             1998          Total
                                       --------------------------------------------------------------
Agriculture                                 $ 17,855         15.5          $ 24,962          20.1
Construction                                  20,018         17.4            16,331          13.2
Turf Care                                     16,678         14.5            21,172          17.1
Road-building                                 14,737         12.8            16,515          13.3
Specialty                                     10,913          9.5             9,364           7.6
Distribution and aftermarket                  34,868         30.3            35,648          28.8
                                       --------------------------------------------------------------

      Total                                 $115,068        100.0          $123,992         100.0
                                       ==============================================================

COST OF SALES - Cost of sales for third quarter 1999 of $87.7 million was 76.2% of net sales, compared to 74.4% of net sales for third quarter 1998. Cost of sales for third quarter 1999 increased due to underabsorbed overhead costs related to the higher fixed costs in place for 1999 from the significant capital spending in prior years for facilities and equipment. The Company expects this trend to continue for the fourth quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for third quarter 1999 of $13.5 million increased by $0.1 million, or 0.7% from third quarter 1998 expenses of $13.4 million. The increase reflects primarily the effects of inflation. The Company anticipates this trend to continue during the fourth quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for third quarter 1999 of $5.6 million increased $0.3 million, or 5.7% from third quarter 1998 expenses of $5.3 million. The increase reflects the Company's commitment to continue to invest in new technology development for on-going program development.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for third quarter 1999 of $1.6 million were $0.3 million less than third quarter 1998 net expenses of $1.9 million. Net interest expense accounted for all of this decline. Net interest expense for third quarter 1999 of $1.6 million decreased by $0.3 million from third quarter 1998 net expense of $1.9 million due to reduced borrowings. Net borrowings have declined due to better management of working capital in 1999 compared to 1998.

PROVISION FOR INCOME TAXES - Provision for income taxes for third quarter 1999 of $2.1 million decreased by $1.8 million from third quarter 1998 provision for income taxes of $3.9 million. The decrease comes from the decrease in net income before income taxes of $4.1 million and the decrease in the effective tax rate for third quarter 1999 of 37% from the third quarter 1998 rate of 39.3%. The 1998 effective rate was higher due to the effect of earnings mix from various taxing jurisdictions.

NET INCOME - Net income for third quarter 1999 of $3.6 million decreased by $2.4 million, or 40% from third quarter 1998 net income of $6.0 million. Net income was adversely impacted by the decline in sales for the quarter driven primarily by the decline in the agriculture, road building and turf care markets as discussed above. North American third quarter 1999 net income of $3.7 million decreased by $2.5 million, or 40%, from third quarter 1998 net income of $6.2 million. North American net income was unfavorably impacted by the decline in the agriculture, road building and turf care markets in addition to the higher fixed costs from capital investments as discussed above. European third quarter 1999 net income of $0.05 million decreased by $0.45 million, or 90%, from third quarter 1998 net income of $.5 million. The decline in European net income results directly from the decline in the agriculture market related to the Company's Swindon, England operation mentioned above coupled with the additional fixed costs that have been added in other locations to increase production capability and capacity previously discussed.

THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED SEPEMBER 27, 1998

NET SALES - Net sales for the first nine months of 1999 of $416.1 million decreased by $21.2 million, or 4.8% from the first nine months of 1998 net sales of $437.3 million. Net sales decreased by 3.8% excluding the impact of currency fluctuation. Sales of all of the Company's product categories have declined as a result of the weak agriculture market. North American net sales for the first nine months of 1999 of $265.7 million decreased by $13.5 million, or 4.8% from the first nine months of 1998 net sales of $279.2 million, driven primarily by the decrease in turf care sales of $11.5 million at the Company's Sullivan, Illinois, operations mentioned above. The decline in agriculture sales in North America of $11.1 million was partially offset by increases in construction of $7.2 million and specialty markets of $4.7 million. European net sales for the first nine months of 1999 of $145.8 million decreased by $11.2 million, or 7.1% from the first nine months of 1998 net sales of $157.0 million. European net sales decreased by 4.1% excluding the impact of currency fluctuation. Sales in Europe were adversely impacted by the agriculture market. The Company's Swindon, England, operation has experienced a sales decline of $10.7 million from 1998 levels of $43.6 million due to the agriculture market decline. Net sales to East Asia for the first nine months of 1999 increased by $3.2 million from the first nine months of 1998.

The following table sets forth the Company's net sales by market, in dollars (000's) and as a percentage of total net sales, for the thirty-nine weeks ended October 3, 1999, and September 27, 1998:

                                     October 3,         % of         September 27,       % of
                                        1999            Total            1998            Total
                                  ---------------------------------------------------------------
Agriculture                          $ 66,713           16.0         $ 83,019            19.0
Construction                           67,354           16.2           59,616            13.6
Turf Care                              83,313           20.0           96,316            22.0
Road-building                          55,975           13.5           54,749            12.5
Specialty                              35,673            8.6           30,073             6.9
Distribution and aftermarket          107,100           25.7          113,505            26.0
                                  ---------------------------------------------------------------

      Total                          $416,129          100.0         $437,278           100.0
                                  ================== ============ =================== ===========

COST OF SALES - Cost of sales for the first nine months of 1999 of $312.2 million was 75.0% of net sales, compared to 75.2% of net sales for the first nine months of 1998. Cost of sales for 1999 has been impacted by the higher fixed costs offset by the Company's efforts to control manufacturing costs, particularly in its European operations. In addition, the first nine months of 1998 cost of sales was adversely impacted by costs relating to the move of the Minneapolis operations to a larger facility, the construction of the plant in Lawrence, Kansas, equipment repair and removal costs in the German operation and the production start-up costs of a new product line in Slovakia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the first nine months of 1999 of $42.6 million increased by $2.1 million, or 5.2% from the first nine months of 1998 expenses of $40.5 million. The increase reflects the effects of the investments made during 1998 in sales and marketing, information technology, and training to support the Company's growth plans in manufacturing and research and development. As stated above, the Company expects this trend to continue for the remainder of 1999.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for the first nine months of 1999 of $17.1 million increased by $0.6 million, or 3.6% from the first nine months of 1998 expenses of $16.5 million.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for the first nine months of 1999 of $6.5 million increased by $0.1 million from the first nine months of 1998 net expenses of $6.4 million. Net interest expense for the first nine months of 1999 of $6.4 million decreased by $0.1 million from the first nine months of 1998 net expense of $6.5 million. This decrease is beginning to reflect the reduced debt levels due to decreased capital expenditures from the high 1998 levels. Other expense, net, for the first nine months of 1999 increased by $0.2 million from the first nine months of 1998 relating primarily to a decrease in royalty income from the Company's Japanese licensee and numerous other immaterial items.

PROVISION FOR INCOME TAXES - Provision for income taxes for the first nine months of 1999 of $11.4 million decreased by $2.6 million from the first nine months of 1998 provision for income taxes of $14.0 million. The decrease comes primarily from the decrease in net income before income taxes of $6.2 million coupled with a slight decrease in the effective tax rate for the first nine months of 1999 of 37.0% from the first nine months of 1998 rate of 37.7%.

NET INCOME - Net income for the first nine months of 1999 of $19.5 million decreased by $3.6 million, or 15.6% from the first nine months of 1998 net income of $23.1 million. North American net income for the first nine months of 1999 of $18.1 million decreased by $3.3 million, or 15.4% from the first nine months of 1998 net income of $21.4 million. North American net income was unfavorably impacted primarily by the decline in the agriculture and turf care markets mentioned above. European net income for the first nine months of 1999 of $2.8 million decreased by $3.4 million, or 54.8%, from the first nine months of 1998 net income of $6.2 million. The primary reason for the decline in European net income results directly from the decline in the agriculture market related to the Company's Swindon, England, operation coupled with higher fixed costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds and from borrowings under it's credit facilities.

Net cash provided by operating activities for the thirty-nine week period ended October 3, 1999 of $70.6 million increased by $14.5 million from the thirty-nine week period ended September 27, 1998 of $56.1 million. The increase in operating cash flow resulted from better overall management of working capital, specifically in the areas of inventories and accounts payable, offset by the increase in receivables.

Net repayments of borrowings under short and long term credit facilities for the thirty-nine week period ended October 3, 1999 were $14.5 million compared to the net repayments in the thirty-nine week period ended September 27, 1998 of $20.8 million. Net repayments of borrowings were higher for the first nine months of 1998 due primarily to the net proceeds received from the initial public offering in the second quarter of 1998.

The cash provided by operating activities of $70.6 million have funded 1999 capital expenditures during the first nine months of $45.8 million, dividends of $5.8 million, distributions to minority interest partners of $6.0 million and net repayments of borrowings of $14.5 million.

Capital expenditures for the first nine months of 1999 of $45.8 million decreased by $28.2 million from the first nine months of 1998 capital expenditures of $74.0 million. The first nine months of 1998 capital expenditures were impacted by the purchase of the Company's Neumunster, Germany, facility for $15.7 million as well as the construction of the Company's new Lawrence, Kansas, facility . In light of the agriculture and turf care market conditions mentioned above, the Company is continuing to evaluate its capital expenditure requirements for the next few years. The Company anticipates 1999 capital expenditures to approximate $65.0 million, a decrease of $24.0 million from 1998 levels. The primary emphasis will be on adding capacity for new programs, to continue to improve efficiency and for quality improvements. The Lawrence, Kansas, plant completed in early 1999 is now in production of the Company's medium power hydrostatic transmissions. This additional plant space has provided incremental capacity at the Company's Ames facility which is planned for expanding the production of high power hydrostatic transmissions for new programs as well as production of a new product for the aerial lift market introduced in the second quarter 1999. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency, although this will be done in consideration of economic conditions. The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities which have been reduced with the funds obtained from the Company's initial public offering of common stock in 1998. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

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

The Company's overall Year 2000 project approach and status is as follows:

                                                         STAGE OF
DESCRIPTION OF APPROACH                                 COMPLETION            TIMETABLE FOR COMPLETION
-----------------------                             -------------------       ------------------------
Inventory and assessment for Y2K impact of                 95%                All feasible work has been
  all systems                                                                    completed

Compliance of operational and                              95%                All feasible work has been
  financial systems                                                               completed

Compliance of computer-dependent machine                   95%                    November 30, 1999
  tools and equipment

Compliance of personal computers                           95%                    November 30, 1999

Compliance of building-related systems                     95%                    November 30, 1999

The Company now feels that all mission-critical systems have been made Y2K ready and either have already been successfully tested or are in the process of completing testing. Any remaining equipment yet to be upgraded will be addressed during the fourth quarter of 1999.

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

The Company's Year 2000 project is being completed primarily through the use of its internal information technology staff, with support from outside contractors where necessary. In addition, the Company's internal audit staff performed periodic evaluations of all of the Company's business units to assess Year 2000 readiness. On-site Year 2000 reviews were completed at the end of 1998. Follow-up reviews for the manufacturing locations were completed during the second quarter of 1999. The results of these reviews have shown that all locations have substantially completed their Year 2000 preparations. The cost of the Company's information technology and internal audit staff to evaluate and upgrade the systems has not been separately accounted for or estimated as the Company does not believe this to be material. Although the Year 2000 project is a primary focus for each business unit, there have not been any material information technology projects which have been deferred due to the Year 2000 efforts, although resource priority has been given to the Year 2000 project. The cost of obtaining the operational and business system upgrades is part of the on-going maintenance of the systems to remain current with new releases and accordingly, has not been separately accounted for or estimated.

The Company believes its greatest risk lies within its operating and financial computer systems. The majority of the necessary changes to make these systems Year 2000 ready were made as of December 31, 1998. Testing of these systems continued through the summer of 1999. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, paying suppliers and communicating production requirements to its manufacturing plants. While some of these functions could be performed manually, the Company is not certain of the impact on operations.

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

EURO CURRENCY CONVERSION - The Company has been handling transactions in the Euro currency since the beginning of 1999. The Company`s business systems are multi-currency functional and the Company's European operations transact business today in various European currencies, including the Euro. The Company does not have an estimate of the cost it incurred to implement the Euro currency, but does not believe the costs have had a material effect on the Company's financial condition or results of operations.

ASIAN CRISIS IMPACT - Prior to 1999, several countries in Asia had experienced a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. The Company has a 60% interest in a joint venture located in Shanghai, China, which manufactures and sells high power hydrostatic transmissions, and the Company also has export sales into Asia. The joint venture business and export sales were affected by the economic crisis, however, the Company continues to see improvement in 1999 over 1998 business levels. Total sales into Asia for the first nine months of 1999 increased $3.2 million over the first nine months of 1998 sales. With total assets of $12.5 million located in China and total Asian sales for 1998 of $12.2 million, the Company experienced some adverse effect on the results of its operations in 1998, particularly given the higher margins attributable to such sales. Many of the Company's customers also sell into Asia. Any impact on their sales could have an adverse impact on the Company's sales. The Company believes that its 1999 results in its Asian operations will surpass 1998 results. As a result, the Company does not believe the impact on its sales, either individually or together with the impact of the Asian crisis on export sales and the joint venture business, will have a material adverse effect on its financial condition or results of operations, although there can be no assurance in this regard.

BUSINESS COMBINATIONS - On September 14, 1999, the Company and Danfoss A/S announced that the Boards of Directors of the two companies have approved entering into discussions to merge the operations of Danfoss Fluid Power A/S, a Danish manufacturer of hydraulics products, which is wholly owned by Danfoss A/S, with the operations of Sauer Inc. As a result of this merger, it is expected that Danfoss A/S would exchange shares of the companies comprising its fluid power business for shares of Sauer Inc. Sauer Inc. would be renamed Sauer-Danfoss Inc. and would continue to be listed under SHS in New York and SAR in Frankfurt. Both companies are currently involved in the due diligence process and negotiations of final agreements. The transaction will be accounted for by the purchase method of accounting for business combinations. The transaction is subject to regulatory approvals in the United States and Europe, and stockholder approvals and customary closing conditions.

OUTLOOK - The Company now expects 1999 sales to be 3-4% lower than 1998 sales. The agriculture and turf care markets continue to be weak. Several of the Company's major agriculture OEM's have shut down production operations during the third and fourth quarters of 1999 to help bring their inventory levels in line with their reduced sales levels. In addition, European economies as a whole, are weaker that what was projected in late 1998. These economic impacts are offset by the continued strong North American economy, as well as new program production startups such as occurred in the specialty market during the second quarter. Net income for 1999 is expected to be less than 1998.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to the security holders for vote during the quarter ended October 3, 1999.

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


Exhibit
  No.     Description of Document
-------   -----------------------
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

10.1(v)   The 1999 Sauer Inc. Bonus Plan is attached as Exhibit 10.1 (a) to the
          Company's Form 10-Q filed on August 13, 1999, and is incorporated herein by reference.

27.1      Financial data schedule.


          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed for the quarter ended October 3, 1999.

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

November 16, 1999