Form 10-K405
period 1999-12-31
SAUER INC
filed 2000-03-30
CIK 865754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER:  333-48299
                            ------------------------

                                   SAUER INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                         36-3482074
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)         Identification No.)
    2800 EAST 13TH STREET, AMES, IOWA             50010-8600
 (Address of principal executive offices)         (Zip Code)

                                 (515) 239-6000
              (Registrant's telephone number, including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                          New York Stock Exchange
   Common Stock, par value $0.01 per share          Frankfurt (Germany) Stock Exchange
            (Title of each class)               (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                    __NONE__
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

    The aggregate market value of the voting stock of the Registrant held by nonaffiliates at March 17, 2000, was $87,090,309. As of March 17, 2000, there were 27,502,306 shares of common stock, $0.01 par value, of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    No documents are incorporated by reference.

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

    The Company entered into a definitive agreement in January 2000 to acquire all of the outstanding stock of the Danfoss Fluid Power Companies with headquarters in Nordborg, Denmark. The Danfoss Fluid Power Companies design and manufacture orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The Company expects this transaction to close in the second quarter of 2000. As a result of the transaction, the Company will assume debt of approximately $91.1 million. In addition, the Company will terminate the Limited Partnership Agreement, as discussed on page 20. The transaction will be accounted for in accordance with the criteria established under Accounting Principles Board Opinion No. 16, "Business Combinations."

    Also in January of 2000, the Company acquired Custom Design Electronics of Sweden AB, which owns all of the outstanding shares of NOB Electronik AB, a Swedish company that designs and manufactures electronic control systems both in mobile hydraulics and other areas.

    During the first quarter of 1999, the Company commenced operations at its new manufacturing plant constructed in Lawrence, Kansas, to produce medium-power hydrostatic transmissions. The Company will gradually phase in production at this facility based on product demand.

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

    (B)  FINANCIAL INFORMATION ABOUT SEGMENTS

    Information about the Company's two reportable segments defined by geographic region is set forth in Note 16 of the Notes to Consolidated Financial Statements on pages 47-49 of this report, and is incorporated herein by reference.

    (C)  DESCRIPTION OF BUSINESS

    Information regarding Sauer's principal products and the business in general is presented below. Information regarding sales by the Company's product lines is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 48, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10% or more of the Company's overall net sales during 1999.

HYDROSTATIC TRANSMISSIONS

    Sauer designs, manufactures, and sells a range of closed-circuit axial piston hydrostatic transmissions for both the propulsion and work functions of off-highway mobile equipment in the United States, Europe, and East Asia. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction and agricultural mobile equipment. Light-power (typically 15 to 25
HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment.

ELECTROHYDRAULICS

    Sauer designs and manufactures electrohydraulic valves and electronic controls, including microprocessor-based controls and electronic sensors through its electrohydraulics operations in the United States and also designs electrohydraulic products in Germany. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of off-highway mobile equipment to control the Company's hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion function and the work function by providing standard or custom-designed controls.

GEAR PUMPS AND MOTORS

    The Company designs, manufactures, and sells custom-designed gear pumps, as well as a broad range of high-performance standard gear pumps and motors. Gear pumps and motors are the most widely used type of mobile hydraulic pump and motor in the industry. The Company manufactures customized gear pumps at its Swindon, England, facility and standard gear pumps and motors at its facilities in Bologna, Italy, and West Branch, Iowa.

OPEN-CIRCUIT PISTON PUMPS

    Open-circuit piston pumps are used to transform mechanical power from the engine to hydraulic power for the work function of the vehicle. The advantages of open-circuit piston pumps compared to other types of pumps, such as vane or gear pumps, are the high degree of control within the work function hydraulic system and the more efficient use of engine power. Sauer designs and manufactures open-circuit piston pumps in the United States and Europe.

                         MAJOR MARKETS AND APPLICATIONS

CONSTRUCTION AND ROAD
      BUILDING           AGRICULTURE             TURF CARE                SPECIALTY VEHICLES
---------------------   --------------  ---------------------------  ----------------------------
Chip spreaders          Combines        Commercial-wide area, walk-  Fruit pickers
Concrete pumps          Cotton pickers  behind mowers                Industrial lift trucks
Concrete saws           Detasselers     Commercial zero-turn mowers  Logging equipment
Crawler dozers          Seeders         General turf maintenance     Marine equipment
Crawler loaders         Sprayers        Lawn and garden tractors     Mining equipment
Ditchers/trenchers      Tractors                                     Oil field equipment
Excavators              Windrowers                                   Railway maintenance
Grinders                                                             Rough terrain fork lifts
Landfill compactors                                                  Self-propelled boom aerial
                                                                       lifts
Oil distributors                                                     Self-propelled scissor
                                                                       aerial
Pavers                                                               lifts
Planers                                                              Snow groomers
Rollers                                                              Sweepers
Skid steer loaders                                                   Tree shakers
Transit mixers                                                       Truck and bus fan drives
Utility tractors
Wheel loaders

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

    The Company does not normally accept orders subject to late delivery penalties. On occasion, the Company sells its products to government agencies, including those used for military applications, but it does not design its products specifically according to government standards and usually only enters into contracts for the supply of commercial products. There are no government contracts of material value to the Company.

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

    To ensure worldwide availability of the Company's design of products, the Company has licensed its technology to companies in certain countries. The Company licenses all its open- and closed-circuit piston pumps and motor and electrohydraulic valve technology to a subsidiary of Daikin Industries Ltd. in Japan and licenses its original hydrostatic transmission technology to Larsen & Toubro Ltd. in India. These licenses generally are exclusive licenses to manufacture and sell hydrostatic transmissions using the Company's technology in the territory covered by the license. In each license agreement, the Company reserves the right to sell products based on the licensed technology in the territory covered by the license, but primarily relies on the licensee to supply the market needs in the territory. These licenses generally provide for annual royalty payments based on the licensees' net sales. Royalty income generated by these licenses during 1999, 1998, and 1997 was approximately $1.0 million, $1.0 million, and $1.2 million, respectively.

    Sauer and its predecessors have had a long-standing working relationship with the Company's principal licensee, Daikin. The Daikin license, first granted by one of the Company's predecessors in 1967, has been renewed for successive 10-year periods and currently expires in 2008. All the Company's open- and closed-circuit piston pump and motor and electrohydraulic valve technology is licensed to Daikin under an agreement which allows the Company to benefit from any improvements to the technology made by Daikin and vice versa. The Company and Daikin jointly design and market products to meet worldwide needs and frequently cooperate in the manufacture of components and complete products so as to optimize the utilization of manufacturing capacity.

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

BACKLOG

    The amount of the Company's backlog is significant because, among other factors, customer orders typically involve long lead times and specific model types. At December 31, 1999, the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2000) was $252.4 million as compared with $261.7 million at December 31, 1998. However, orders can be canceled or rescheduled by customers. Thus, the level of orders currently in backlog could decline because of cancellation or rescheduling.

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

    CLOSED-CIRCUIT HYDROSTATIC TRANSMISSION MARKET

    The closed-circuit hydrostatic transmission market is highly concentrated and intensely competitive. There is a small number of manufacturers of hydrostatic transmissions with which the Company competes worldwide that are not captive suppliers of OEMs. These include the Rexroth Hydromatic division of Mannesmann AG, Eaton Corporation, and Linde AG. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers.

    The Company competes with a number of smaller companies that typically offer a single, specialized product on a more limited geographic basis as a component of a closed-circuit hydrostatic transmission system.

    In terms of global supply of closed-circuit hydrostatic transmissions, the Company, together with its licensees, is the world leader in terms of product range, market share, and geographic coverage. Only the Rexroth unit of Mannesmann offers similar geographic coverage.

    OPEN-CIRCUIT WORK FUNCTION MARKET

    The open-circuit work function market is fragmented with a large number of suppliers of all types of products, including open-circuit piston pumps, gear pumps and motors, hydraulic and electrohydraulic valves, electronic sensors and controls, and with intensive competition on pricing at the component level. There are approximately ten major companies which compete on a global basis, including the Rexroth unit of Mannesmann, Parker Hannifin Corporation, Robert Bosch AG, and Eaton Corporation, and in Japan, Kayaba and Kawasaki. The supply of standard gear pumps and motors and hydraulic valves is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

    ELECTROHYDRAULICS MARKET

    In the electrohydraulics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years, larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company believes it is well positioned to establish itself as a technology leader in the work function segment, as there is no clearly established technology in this sector that is deemed to be an industry standard.

RESEARCH AND DEVELOPMENT

    The Company's research and development expenditures during 1999, 1998, and 1997 were approximately $23.3 million, $22.1 million, and $20.7 million, respectively.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 48 of this report, and is incorporated herein by reference.

ITEM 2. PROPERTIES.

    Sauer conducts its manufacturing operations at 14 locations, eight in the United States, one in Germany, two in Slovakia, and one each in Italy, the United Kingdom, and China. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

                                                                           APPROX.
                                                                           AREA IN
              LOCATION                      PRINCIPAL PRODUCTS             SQ. FT.        OWNED/LEASED
              --------                 -----------------------------       --------       ------------
UNITED STATES
  Ames, Iowa.........................  Hydrostatic transmissions           330,000           Owned
  LaSalle, Illinois..................  Hydrostatic transmissions           325,000           Owned
  Freeport, Illinois.................  Hydrostatic transmissions           183,000           Owned
  Lawrence, Kansas...................  Hydrostatic transmissions           162,000           Owned
  Minneapolis, Minnesota.............  Electrohydraulics                    75,000          Leased
  West Branch, Iowa..................  Gear pumps and motors               105,000           Owned
  Newtown, Pennsylvania..............  Electrohydraulics                    96,000          Leased
  Sullivan, Illinois.................  Hydrostatic transmissions           176,000           Owned
EUROPE
  Neumunster, Germany................  Hydrostatic transmissions and       463,000           Owned
                                       electrohydraulics
  Povazska-Bystrica, Slovakia........  Hydrostatic transmissions and       351,500           Owned
                                       mechanical gear boxes
  Dubnica, Slovakia..................  Hydrostatic transmissions           236,000          Leased
  Swindon, England...................  Gear pumps                          229,000          Leased
  Bologna, Italy.....................  Gear pumps and motors               246,000           Owned
ASIA
  Shanghai/Pudong, China.............  Hydrostatic transmissions           105,000          Leased

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, the Company is involved in various legal matters considered normal in the course of its business. The Company intends to vigorously defend against all such claims. It is the Company's policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount is reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of those matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    MARKET AND DIVIDEND INFORMATION

    The Company's Common Stock is traded on the New York Stock Exchange and the Frankfurt (Germany) Stock Exchange. As of March 17, 2000, there were approximately 175 stockholders of record. Although exact information is unavailable, the Company also estimates that there are 3,500 additional beneficial owners of the Company's Common Stock, based upon the 2000 proxy solicitation.

    The Company is currently paying a quarterly dividend of $0.07 per share. The payment of dividends is subject to restrictions as described in Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources, on page 57 of this report.

    The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since the commencement of trading on May 12, 1998, and the quarterly cash dividends paid in 1999 and 1998:

                                                                                    FULL
                                        1ST        2ND        3RD        4TH        YEAR
                                      --------   --------   --------   --------   --------
1999
  High..............................   $10.38     $11.63     $17.13     $13.81     $17.13
  Low...............................     5.25       8.31       8.88       8.94       5.25
  Dividends.........................   $ 0.07     $ 0.07     $ 0.07     $ 0.07     $ 0.28

1998
  High..............................      N/A     $18.38     $16.50     $10.00     $18.38
  Low...............................      N/A      13.25       7.56       6.06       6.06
  Dividends.........................   $ 0.08     $ 0.07     $ 0.07     $ 0.07     $ 0.29

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                   1999          1998          1997          1996          1995
                                -----------   -----------   -----------   -----------   -----------
                                  DOLLARS IN THOUSANDS EXCEPT SHARE, PER SHARE AND EMPLOYEE DATA
OPERATING DATA:
Net sales.....................  $   534,382   $   564,524   $   535,173   $   467,566   $   446,774
Gross profit..................      125,932       136,213       131,108       113,532       110,074
Marketing.....................       24,727        24,942        23,256        23,523        23,577
R&D...........................       23,311        22,089        20,655        20,505        18,796
Administration................       33,655        29,571        29,319        28,333        24,551
Total operating expenses......       81,693        76,602        73,230        69,912        65,275
EBIT..........................       37,625        50,527        50,680        35,100        38,419
Total interest expense-net....        8,566         8,814         7,607         5,959         6,657
Net Income....................       18,120        26,334        27,129        18,898        26,580
PER SHARE DATA:
Income per common share, basic
  and diluted.................  $      0.67   $      1.01   $      1.12   $      0.78   $      1.10
Cash dividends per share......  $      0.28   $      0.29   $      0.32   $      0.32   $      0.32
Weighted average basic shares
  outstanding.................   27,225,036    26,148,288    24,225,000    24,225,000    24,187,500
Weighted average diluted
  shares outstanding..........   27,240,193    26,150,302    24,225,000    24,225,000    24,187,500
BALANCE SHEET DATA:
Inventories...................  $    73,977   $    89,195   $    89,031   $    78,273   $    85,098
Property, plant & equipment,
  net.........................      269,485       262,527       191,690       152,321       117,827
Total assets..................      442,515       459,771       388,735       337,527       304,237
Total debt....................      131,855       151,027       136,428       108,632        92,169
Stockholder's equity..........      150,752       148,904        85,301        70,874        59,491
Debt to debt-equity...........        41.7%         45.0%         53.6%         53.1%         53.6%
OTHER DATA:
Backlog (at year end).........  $   252,400   $   261,700   $   277,500   $   227,000   $   235,600
Depreciation and
  amortization................       35,538        30,635        25,835        24,830        19,898
Capital expenditures..........       57,149        98,582        66,750        56,284        45,689
EBITDA*.......................       73,163        81,162        76,515        59,930        58,317
Cash flows from (used in):
  Operating activities........       77,786        63,535        42,744        47,670        36,694
  Investing activities........      (56,779)      (98,950)      (70,311)      (56,198)      (45,544)
  Financing activities........      (22,940)       35,077        23,351         9,268        13,235
Number of employees (at year
  end)........................        3,836         3,710         3,751         3,055         2,899
Sales/total compensation
  expense.....................        3.49x         3.68x         3.66x         3.46x         3.37x

------------------------

* EBITDA represents net income, plus provision for income taxes and net interest expense, plus depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of Sauer to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of Sauer's ability to fund its cash needs, and its discretionary use of EBITDA will be subject to Sauer's future cash needs relating to capital expenditures, working capital requirements, future debt service requirements and dividend payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This information is set forth on pages 52-58 of this report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Certain market risks are discussed on page 52 and page 53 of this report, and the other disclosure requirements are either considered not applicable or not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements, Report of Management, Report of Independent Public Accountants, and Management's Discussion and Analysis are presented on pages 26-58 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following sets forth certain information regarding the directors of the
Company:

    TONIO P. BARLAGE, age 48, a director of the Company since March 1989, has been President of the Company since 1995. He served as the Company's Chief Operating Officer from 1995 to January 20, 2000. Prior to attaining these positions in 1995, Mr. Barlage was the Chief Financial Officer of the Company and its predecessor from 1987 to 1995. From 1986 to January of 1987, Mr. Barlage was also Chief Financial Officer of Sauer Getriebe. Prior to joining the Company in 1986, Mr. Barlage was with Arthur Andersen & Co. He is a member of the Executive Committee of the Board. Mr. Barlage has announced his intention to resign as a director and from each office he holds with the Company, effective March 31, 2000.

    NICOLA KEIM, age 39, has been a director of the Company since April 1990. Ms. Keim served as a Member of the Supervisory Board of Sauer Getriebe from November 1990 through June 1997. Ms. Keim is the daughter of Klaus H. Murmann, Chairman and Chief Executive Officer of the Company and a sister of Sven Murmann, a director of the Company.

    JOHANNES F. KIRCHHOFF, age 42, has been a director of the Company since April 1997. Mr. Kirchhoff has been owner and Managing Director of the FAUN Umwelttechnik GmbH & Co., a German manufacturer of vehicles for waste disposal, since December 1994. From November 1989 through November 1994, Mr. Kirchhoff served as a Managing Director of Edelhoff Polytechnik GmbH & Co., a German manufacturer of vehicles for waste disposal. Mr. Kirchhoff also served on the Board of Directors of Edelhoff AG & Co., the holding company of Edelhoff Polytechnik GmbH & Co., from June 1993 through November 1994. He is Chairman of the Compensation Committee of the Board and a member of the Audit Committee of the Board.

    KLAUS H. MURMANN, age 68, a director of the Company since April 1990, has served as Chairman and Chief Executive Officer of the Company and its predecessor since 1987. Mr. Murmann founded Sauer Getriebe in 1967, which, as a licensee of and later joint venture partner with Sundstrand Corporation, has been involved in the hydrostatics business since 1967. He is a member of the supervisory board of PreussenElektra AG, Hannover, a German utility. He is Chairman of the Board of Gothaer Insurance Group, Gottingen/Cologne, a German insurance company, Chairman of the Board of PSVaG, a national pension fund, a member of the board of Bankgesellschaft Berlin AG, Berlin, a German bank, and a director of GKN PLC, United Kingdom, an engineering company. Klaus Murmann is the father of Nicola Keim and Sven Murmann, each of whom is a director of the Company. He is a member of the Executive Committee of the Board.

    SVEN MURMANN, age 32, has been a director of the Company since April 1994. Mr. Murmann is presently employed as an intern at IBM. He served as an Assistant Professor at the University of Zurich from October 1997 to October 1999, and was a research assistant at Ludwig-Maximilians University in Munich from April 1994 through August 1995. Mr. Murmann is the son of Klaus H. Murmann, Chairman and Chief Executive Officer of the Company and a brother of Nicola Keim, a director of the Company.

    DAVID L. PFEIFLE, age 55, a director of the Company since April 1994, has been Chief Operating Officer of the Company since January 20, 2000 and Executive Vice President of the Company and President of Sauer-Sundstrand Company, the primary U.S. operating subsidiary of the Company, since 1994. For more than five years prior to 1994, he held various senior management positions with Sauer-Sundstrand Company with increasing responsibility. Mr. Pfeifle is a member of the board of the Construction Industry Manufacturers Association and of the board of the National Fluid Power Association. He is a member of the Executive Committee of the Board.

    RICHARD M. SCHILLING, age 62, has been a director of the Company since
April 1990, and of its predecessor since 1987. He began his career at Sundstrand Corporation, a manufacturer of components for aerospace and industrial applications, in April 1968 as a corporate attorney and assistant secretary. In 1978, he was named General Counsel and Vice President, and in 1988, he was elected Secretary of Sundstrand Corporation. Mr. Schilling retired from Sundstrand Corporation on December 31, 1997, and is currently a partner at Hinshaw & Culbertson, a law firm in Rockford, Illinois. He is Chairman of the Audit Committee of the Board and a member of the Compensation Committee of the Board.

    The following table sets forth certain information regarding the executive officers of the Company:

                                                                                         YEAR
NAME                      AGE                          POSITION                      APPOINTED (1)
----                    --------   ------------------------------------------------  -------------
Klaus H. Murmann           68      Chairman and Chief Executive Officer and
(2)...................             Director                                              1989

Tonio P. Barlage......     48      President and Director                                1995

David L. Pfeifle......     55      Executive Vice President, Chief Operating
                                   Officer and Director                                  1994

David J. Anderson.....     52      Vice President, Sales and Marketing -- United
                                   States                                                1999

Thomas K. Kittel......     51      Vice President, Operations -- Germany and
                                   Slovakia                                              1999

Wolfgang Weisser......     56      Vice President, Sales and Marketing -- Europe         1999

Kenneth D. McCuskey...     45      Treasurer and Secretary                               1989

------------------------

(1) All of the executive officers listed above have served in various capacities with the Company or its subsidiaries for more than the past five years.

(2) Klaus Murmann is the father of Nicola Keim and Sven Murmann, who are directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth information concerning total compensation awarded or paid to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company, who served in such capacities as of December 31, 1999 (the "Named Executive Officers") for services rendered to the Company in all capacities during each of the last three fiscal years ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                                                                   COMPENSATION
                                                                                             -------------------------
                                                                                               AWARDS
                                                            ANNUAL COMPENSATION              ----------
                                                  ----------------------------------------   RESTRICTED     PAYOUTS
                                                                              OTHER ANNUAL     STOCK      ------------
                                                                              COMPENSATION     AWARDS     LTIP PAYOUTS
NAME AND PRINCIPAL POSITION              YEAR     SALARY ($)      BONUS ($)       ($)          ($)(3)         ($)
---------------------------            --------   ----------      ---------   ------------   ----------   ------------
Klaus H. Murmann.....................    1999       500,000        269,600           --             --            --
  Chairman and Chief                     1998       500,000        407,800           --             --            --
  Executive Officer                      1997       475,000        450,000           --             --            --

Tonio P. Barlage.....................    1999       400,000        215,680           --             --            --
  President and Chief                    1998       400,000        326,240           --             --            --
  Operating Officer                      1997       375,000        550,000           --             --            --

David L. Pfeifle.....................    1999       300,843        161,770        3,150             --        29,625
  Executive Vice President               1998       286,661        220,216        1,920        188,250       216,320
                                         1997       246,981        220,002        5,760             --        46,400

Thomas K. Kittel.....................    1999       162,434(1)      44,889(2)     2,100             --        19,750
  Vice President of Operations --        1998       170,629(1)      27,757(2)     1,193        125,500       118,976
  Germany and Slovakia                   1997       158,785(1)      25,325(2)     3,560             --        17,400

Wolfgang Weisser.....................    1999       162,434(1)      44,889(2)     2,100             --        19,750
  Vice President of Sales and            1998       170,629(1)      26,755(2)     1,193        125,500       118,976
  Marketing -- Europe                    1997       158,785(1)      25,325(2)     3,560             --        17,400

------------------------

(1) Payments to Messrs. Kittel and Weisser were made in Deutsche marks, which amounts have been converted to U.S. dollars for this table using weighted average annual exchange rates for 1999, 1998 and 1997.

(2) Payments were made in Deutsche marks and converted to U.S. dollars for this table using the exchange rate for March 7, 2000, March 3, 1999 and April 15, 1998, respectively.

(3) On December 31, 1999, certain of the Named Executive Officers held the following number of Restricted Shares and Restricted Units with the following value, based on the closing per share price of common stock of the Company on December 31, 1999, of $9.0625: Mr. Pfeifle -- 5,400 Restricted Shares and 3,600 Restricted Units with an aggregate value of $81,562.50 (of which 1,800 Restricted Shares and 1,200 Restricted Units will vest in each of 2000, 2001 and 2002); Mr. Kittel -- 3,600 Restricted Shares and 2,400 Restricted Units with an aggregate value of $54,375 (of which 1,200 Restricted Shares and 800 Restricted Units will vest in each of 2000, 2001 and 2002); and Mr. Weisser -- 3,600 Restricted Shares and 2,400 Restricted Units with an aggregate value of $54,375 (of which 1,200 Restricted Shares and 800 Restricted Units will vest in each of 2000, 2001 and 2002). Each of the foregoing Named Executive Officers has the right to vote and receive dividends on the Restricted Shares and to receive dividend equivalents on the Restricted Units.

RETIREMENT PLANS

    U.S. RETIREMENT PLAN. The following table sets forth the estimated annual benefits payable under the Sauer-Sundstrand Employees' Retirement Plan (the "U.S. Retirement Plan") to participants retiring at a normal retirement date of January 1, 2000, for the specified average annual earnings and years of participation. The benefits have been calculated on the basis of a straight-life annuity.

                           U.S. RETIREMENT PLAN TABLE

                                                   YEARS OF PARTICIPATION
                                          -----------------------------------------
AVERAGE ANNUAL EARNINGS                      15         20         25         30
-----------------------                   --------   --------   --------   --------
$150,000................................  $37,778    $50,380    $62,975    $75,529
$175,000................................  $43,229    $57,649    $72,061    $86,426
$200,000................................  $43,667    $58,233    $72,791    $87,301
$225,000................................  $43,667    $58,233    $72,791    $87,301
$250,000................................  $43,667    $58,233    $72,791    $87,301
$275,000................................  $43,667    $58,233    $72,791    $87,301

    The U.S. Retirement Plan is a defined benefit pension plan intended to be qualified under Section 401(a) of the Code. Benefits are based only on salary and any sales commissions (the Company currently pays no sales commissions). The current compensation covered by the U.S. Retirement Plan for Mr. Pfeifle is the amount set forth under "Salary" in the Summary Compensation Table. No other Named Executive Officer participated in the U.S. Retirement Plan.

    Under the U.S. Retirement Plan, the monthly amount of a participant's retirement benefit at the participant's normal retirement date (the date the participant reaches age 65) is calculated pursuant to a formula contained in the plan based on (i) the average of the participant's highest five-year annual earnings less an offset for Social Security benefits and (ii) the participant's years of participation in the Retirement Plan.

    Mr. Pfeifle has completed 28 years of participation, and his estimated annual U.S. Retirement Plan benefits at his normal retirement date, assuming his present salary and present Social Security benefit remain unchanged, would be $91,921 respectively.

    U.S. SUPPLEMENTAL PLANS. The Code generally limits to $135,000 indexed for inflation, the amount of any annual benefit that may be paid from the U.S. Retirement Plan. Moreover, the U.S. Retirement Plan may consider no more than $170,000 as indexed for inflation, of a participant's annual compensation in determining that participant's retirement benefit. In recognition of these two limitations, the Company has adopted two Supplemental Retirement Benefit Plans (the "U.S. Supplemental Plans"). Both of these U.S. Supplemental Plans are designed to provide supplemental retirement benefits to the extent that a participant's benefits under the Retirement Plan are limited by either the $135,000 annual benefit limitation or the $170,000 annual compensation limitation.

    One of these two U.S. Supplemental Plans has an additional purpose. It provides supplemental retirement benefits equal to the difference between the benefit the participant would have received under the applicable Sundstrand Corporation pension plan for former employees of Sundstrand Corporation (if the participant's earnings and service with the Company had been taken into account under the Sundstrand Corporation plan) and the benefit payable under the U.S. Retirement Plan. Under both U.S. Supplemental Plans, however, the actual payment of supplemental benefits is entirely at the discretion of the Company.

    At January 1, 2000, Mr. Pfeifle was eligible to participate in the U.S. Supplemental Plans, and was eligible for the supplement for benefits that would have been payable under the Sundstrand Corporation plan. The estimated annual supplemental retirement benefit for Mr. Pfeifle at his normal retirement date at age 65, assuming his present salary until retirement, would be $98,567. No other Named Executive Officer is entitled to benefits under the U.S. Supplemental Plans.

    EUROPEAN PENSION PLANS. Mr. Murmann is entitled to retirement benefits from the Company equal to 60% of his annual base salary immediately prior to retirement. These benefits are payable as a straight-life annuity, commencing at the normal retirement age of 60. In the event Mr. Murmann leaves a surviving spouse, his spouse would be entitled to a straight-life annuity benefit equal to 60% of the benefit payable to Mr. Murmann. Mr. Murmann has already attained his normal retirement age, and could therefore receive an annual retirement benefit of $300,000 if he were to retire immediately.

    Mr. Barlage is entitled to retirement benefits from the Company equal to 60% of his annual base salary immediately prior to retirement, on the same terms as Mr. Murmann's retirement benefits. Pursuant to the discussions between the Company and Mr. Barlage with respect to Mr. Barlage's announced intention to resign from the Company on March 31, 2000, Mr. Barlage's retirement benefits are intended to be terminated. If Mr. Barlage's retirement benefits are not terminated, based on his 1999 base salary and an assumed 6% compounded annual salary growth rate during the 12 years remaining until he attains age 60, Mr. Barlage would be entitled to an estimated annual retirement benefit of $482,927 at his normal retirement age.

    Messrs. Kittel and Weisser participate in the pension plan covering most of the Company's German employees. The plan is similar in nature to a defined contribution plan in the United States, with the exception that the plan is unfunded. Under the plan, a monthly pension is paid to employees who retire after attaining the age of 65, calculated pursuant to a formula based on (i) a percentage of each employee's base monthly salary as of the end of October of each year and (ii) the participant's years of service. Mr. Kittel completed
12 years of service and Mr. Weisser completed 32 years of service as of December 31, 1999, and assuming that their present salaries remain unchanged and that they will retire at age 65, their pensions will be DM 34,070 and DM 64,710 per year, respectively ($17,541 and $33,316 using the exchange rate as of December 31, 1999). Messrs. Kittel and Weisser do not participate in the arrangement covering Mr. Murmann. No other Named Executive Officer is entitled to benefits under a European pension plan.

EMPLOYMENT ARRANGEMENTS

    The Company has employment contracts with Messrs. Murmann and Barlage providing for annual salaries of not less than $450,000 and $350,000, respectively. The employment contracts with Messrs. Murmann and Barlage provide that each shall participate in the Company's benefit plans for which he is presently eligible and in any plans substituted therefor, and each shall be entitled to certain retirement benefits. In the event the Company terminates the employment of Messrs. Murmann or Barlage in violation of the contract, he would be entitled to receive all compensation and benefits provided for under the contract until such time as his employment would otherwise terminate pursuant to the contract. Mr. Barlage has announced his intention to resign from the Company as of March 31, 2000, and the Company is discussing terms of a severance arrangement with him. The employment contracts with Messrs. Murmann and Barlage expire on December 31, 2001, and contain agreements not to compete during the period of the employment contract.

    The Company has an employment contract with Mr. Pfeifle that provides for an annual base salary of at least $300,000 and participation in the Company's bonus plan and benefit plans for which he is presently eligible and in any plans substituted therefor. Mr. Pfeifle's employment contract expires on December 31, 2001, with automatic one-year extensions unless terminated by either party, and contains a covenant not to compete for a term of two years following termination of the employment contract. If Mr. Pfeifle terminates the contract for good reason or if the Company terminates the contract without good cause, the contract provides that, for the greater of two years or the remainder of his employment period under the contract, (a) Mr. Pfeifle will continue to receive monthly payments equal to (i) 1/12 of his annual base salary at the time of termination plus (ii) 1/12 of the amount of his target bonus for the year of termination and (b) that he will remain eligible to participate in benefits plans for which he was eligible at the time of termination. If Mr. Pfeifle's employment is terminated within two years following a change in control of the Company for any reason other than by the Company for cause, by Mr. Pfeifle without good reason, or by reason of retirement, death, or disability, Mr. Pfeifle will be entitled to receive the following lump sum payments in amounts equal to: (x) all accrued salary plus the current year's target bonus; (y) three times his annual base pay plus target bonus for the year of termination; and (z) 15% of his base salary for the year of termination in lieu of health, dental, disability, or life insurance for which he was eligible as an employee of the Company.

    The German Operating Company has employment contracts with Messrs. Kittel and Weisser that provide for each to receive an annual salary of DM 300,000 ($162,434 using the weighted average annual exchange rate for 1999), which contracts expire on December 31, 2002, and do not contain an agreement not to compete. No other Named Executive Officer is a party to an employment contract with the Company.

REPORT OF THE COMPENSATION COMMITTEE

    The Compensation Committee of the Board of Directors (the "Committee") establishes and administers the executive compensation program for the officers ("Executives") of the Company, including base salaries, the Company's Bonus Plan and the Company's 1998 Long-Term Incentive Plan. The Committee consists of two non-employee Directors, who have no interlocking relationships.

COMPENSATION PHILOSOPHY AND OBJECTIVES

    The Committee has reaffirmed that the Company's compensation philosophy and objectives as they pertain to Executives are as follows:

    (a) To motivate top leadership to superior performance by providing opportunity for above-average total compensation comprised of an appropriate balance of base salary and short- and long-term incentives;

    (b) To provide a total compensation package that will attract, retain, and motivate top talent; and

    (c) To ensure that the objectives of the Company's Executives are aligned with shareholder interests.

    The current components of the Company's executive total compensation program include:

    (a) An annual base salary;

    (b) An annual variable cash incentive;

    (c) Stock-based incentives; and

    (d) A competitive benefit package.

    These components consider individual performance, the Company's performance, and survey data regarding comparable positions at other companies in the industry.

    It is the intent of the Committee to provide to the Company's Executives the opportunity for a total compensation package that, when compared to the marketplace, shall exceed the 75(th) percentile of such comparisons.

BASE SALARIES

    In December, 1998, the Committee reviewed and approved 1999 annual base salaries for the Company's Executives. The Committee based its decision on market survey data, the performance of each Executive and the recommendations of the Company's Chief Executive Officer.

INCENTIVE COMPENSATION PLANS

    During 1999, the Committee resolved that the Board of Directors adopt a restatement of the Sauer Inc. Bonus Plan. New incentive opportunity levels (the percentage of annualized base salary which will be paid if the target Return on Net Assets is achieved), based on market survey data, were established, and the participation of the Company's Executives in the Plan was approved by the Committee. The incentive opportunity levels are according to the Executive's position and responsibilities, and are based on achievement of Return on Net Assets.

    No new grants of stock-based incentives were made to Executives during 1999.

CHIEF EXECUTIVE OFFICER COMPENSATION

    The Company's employment contract with Mr. Murmann provides for an annual salary of not less than $450,000, which annual salary was increased to $500,000 for 1998. Based upon review of market survey data and the Company's compensation objectives, the Committee decided not to increase Mr. Murmann's salary during 1999. The cash bonus earned by Mr. Murmann for 1999 was $269,600 based on achievement of 13.48% Return on Net Assets. This payment was made in accordance with the terms of the January 1, 1999 Restated Sauer Inc. Bonus Plan.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

    Internal Revenue Code Section 162(m) limits the deductibility by the Company of compensation in excess of $1,000,000 paid to each of the Chief Executive Officer and the other four most highly compensated Executives. The compensation paid to each of those Executives did not exceed $1,000,000 in 1999, and the Company does not anticipate that any of its Named Executive Officers for 2000 will receive compensation in excess of $1,000,000 in 2000.

                                          COMPENSATION COMMITTEE
                                          Johannes F. Kirchhoff, Chairman
                                          Richard M. Schilling

PERFORMANCE GRAPH

    The following graph shows a comparison of the cumulative total returns from May 12, 1998 (the date of the Company's initial public offering of its common stock), to December 31, 1999, for the Company, the Russell 2000 Index, and the Media General Financial Services, Inc. -- Diversified Machinery Index ("MG -- Diversified Machinery Index").

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

DOLLARS
          SAUER INC  DIVERSIFIED MACHINERY  RUSSELL 2000 INDEX
5/12/98     $100.00                $100.00             $100.00
6/30/98      $78.52                 $92.53              $94.81
9/30/98      $44.74                 $73.30              $75.71
12/31/98     $43.02                 $83.80              $87.83
3/31/99      $59.59                 $87.78              $82.78
6/30/99      $59.25                $105.72              $95.33
9/30/99      $70.91                $100.54              $89.00
12/31/99     $52.70                 $99.66             $105.03

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of March 17, 2000, with respect to shares of common stock of the Company that were owned beneficially by: (i) each beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each of the directors; (iii) each of the executive officers of the Company named in the Summary Compensation table; and (iv) all executive officers and directors of the Company as a group.

                                                         NUMBER OF SHARES
                                                           BENEFICIALLY               PERCENT OF
BENEFICIAL OWNERS, DIRECTORS, AND EXECUTIVE OFFICERS       OWNED (1)(2)           OUTSTANDING SHARES
----------------------------------------------------     ----------------         ------------------
Klaus Murmann & Co. KG (3).............................     15,562,500(4)(5)             56.6%
Danfoss Murmann Holding A/S (6)........................     15,261,500(7)                55.5%
Danfoss A/S (6)........................................     15,261,500(7)                55.5%
K. Murmann Verwaltungsgesellschaft mbH (3).............     10,662,500(4)(5)             38.8%
Sauer GmbH (3).........................................     10,362,500(8)                37.7%
EMF Europaische Marketing und Finanzmanagement AG (3)..        300,000                    1.1%
Klaus H. Murmann, Director, Chairman and Chief
  Executive Officer (3)................................     15,690,725(4)(5)(9)          57.1%
Hannelore Murmann (3)..................................     15,829,600(4)(5)(9)          57.6%
Nicola Keim, Director (3)..............................     15,563,500(4)(5)(9)(10)        56.6%
Sven Murmann, Director (3).............................     15,563,500(4)(5)(9)(10)        56.6%
Ulrike Murmann-Knuth (3)...............................     15,562,500(4)(5)(9)          56.6%
Jan Murmann (3)........................................     15,562,500(4)(5)(9)          56.6%
Anja Murmann (3).......................................     15,562,500(4)(5)(9)          56.6%
Brigitta Zoellner (3)..................................     15,562,500(4)(5)(9)          56.6%
Christa Zoellner (3)...................................     15,562,500(4)(5)(9)          56.6%
Tonio P. Barlage, Director and President (3) (11)......        600,000(12)                2.2%
David L. Pfeifle, Director, Executive Vice President,
  and Chief Operating Officer (13).....................        282,200(14)                1.0%
Wolfgang P. Weisser, Vice President of Sales and
  Marketing, Europe (3)................................        123,550(15)                  *
Thomas K. Kittel, Vice President of Operations, Germany
  and Slovakia (3).....................................        279,800(15)                1.0%
Johannes F. Kirchhoff, Director (3) (11)...............          1,400(10)                  *
Richard M. Schilling, Director (11) (13)...............          6,000(10)                  *
All directors and executive officers as a group (11
  persons).............................................     17,331,175(16)               63.0%

------------------------

*   Represents less than 1%.

(1) Unless otherwise indicated in the following notes, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) This table includes the number of shares of Restricted Common Stock held by certain executive officers and issued pursuant to the Company's 1998 Long-Term Incentive Plan. The number of shares of Restricted Common Stock held by an executive officer is indicated in the following notes. The shares of Restricted Common Stock of the Company are subject to a substantial risk of forfeiture, but the holders possess voting and dividend rights.

(3) The mailing address for each of these entities and persons is c/o Sauer-Sundstrand GmbH, Krokamp 35, 24539 Neumunster, Federal Republic of Germany.

(4) These shares include 10,362,500 shares owned directly by Sauer GmbH, a German limited liability company. As a result of its 100% ownership of Sauer GmbH, K. Murmann Verwaltungsgesellschaft mbH, a German limited liability company ("Murmann GmbH"), has shared voting and dispositive power over these shares. As a result of its 100% ownership of Murmann GmbH, Klaus Murmann & Co. KG, a German partnership ("Murmann KG"), also has shared voting and dispositive power over these shares. Klaus H. Murmann and Hannelore Murmann, as the general partners of Murmann KG, and Nicola Keim, Sven Murmann, Ulrike Murmann-Knuth, Anja Murmann, Jan Murmann, Brigitta Zoellner, and Christa Zoellner, as limited partners of Murmann KG who share the power to vote on investment decisions, also have shared voting and dispositive power over these shares. Murmann GmbH, Murmann KG, Klaus H. Murmann, Hannelore Murmann, Nicola Keim, Sven Murmann, Ulrike Murmann-Knuth, Anja Murmann, Jan Murmann, Brigitta Zoellner, and Christa Zoellner each disclaim beneficial ownership of all 10,362,500 of these shares.

(5) These shares include 300,000 shares owned directly by EMF Europaische Marketing and Finanzmanagement AG, a German corporation ("EMF"). As a result of its 99.99% interest in Sauer GmbH & Co. Hydraulik KG ("Sauer Hydraulik"), a German limited partnership, which is the 100% owner of EMF, Murmann GmbH has shared voting and dispositive power over these shares. As a result of its 100% ownership of Murmann GmbH, Murmann KG has shared voting and dispositive power over these shares. Klaus H. Murmann and Hannelore Murmann, as the general partners of Murmann KG, and Nicola Keim, Sven Murmann, Ulrike Murmann-Knuth, Anja Murmann, Jan Murmann, Brigitta Zoellner, and Christa Zoellner, as limited partners of Murmann KG who share the power to vote on investment decisions, each have shared voting and dispositive power over these shares. Murmann GmbH, Murmann KG, Klaus H. Murmann, Hannelore Murmann, Nicola Keim, Sven Murmann, Ulrike Murmann-Knuth, Anja Murmann, Jan Murmann, Brigitta Zoellner, and Christa Zoellner each disclaim beneficial ownership of all 300,000 of these shares.

(6) The mailing address for each of these entities and persons is DK-6430 Nordborg, Denmark.

(7) These shares include 10,361,500 shares owned directly by Sauer GmbH, as to which an irrevocable voting proxy (the "Voting Proxy") has been granted to Danfoss Murmann Holding A/S (the "Holding Company"). The Holding Company has sole voting power, but no dispositive power (sole or shared), over these shares. Danfoss A/S has shared voting and dispositive power over these shares. These shares also include 4,900,000 shares owned directly by Murmann KG, as to which the Holding Company and Danfoss A/S have shared voting and dispositive power. The Holding Company disclaims beneficial ownership of 4,900,000 of these shares. Danfoss A/S disclaims beneficial ownership of all 15,261,500 of these shares.

(8) These shares are owned directly by Sauer GmbH but, pursuant to the Voting Proxy, Sauer GmbH has neither sole nor shared voting power over 10,361,500 of these shares. Sauer GmbH has sole voting power over 1,000 of these shares and sole dispositive power over all 10,362,500 of these shares.

(9) These shares include 4,900,000 shares owned directly by Murmann KG. Klaus H. Murmann and Hannelore Murmann, as the general partners of Murmann KG, and Nicola Keim, Sven Murmann, Ulrike Murmann-Knuth, Anja Murmann, Jan Murmann, Brigitta Zoellner, and Christa Zoellner, as limited partners of Murmann KG who share the right to vote on investment decisions, each have shared voting and dispositive power over these shares. Klaus H. Murmann, Hannelore Murmann, Nicola Keim, Sven Murmann, Ulrike Murmann-Knuth, Anja Murmann, Jan Murmann, Brigitta Zoellner, and Christa Zoellner each disclaim beneficial ownership of all 4,900,000 of these shares.

(10) Includes 1,000 shares of Restricted Common Stock.

(11) Effective March 31, 2000, Mr. Barlage has resigned as a director and President and Chief Operating Officer of the Company, positions he held throughout 1999. The Company has entered into an Agreement to purchase all of the shares of Common Stock held by Mr. Barlage and his spouse.

(12) Includes 250,000 shares held by Mr. Barlage's spouse.

(13) The mailing address for these persons is 2800 East 13th Street, Ames, Iowa 50010.

(14) Includes 5,400 shares of Restricted Common Stock.

(15) Includes 3,600 shares of Restricted Common Stock.

(16) Includes 27,700 shares of Restricted Common Stock and stock owned by Mr. Barlage's spouse and the spouses and children of other executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MURMANN FAMILY LIMITED PARTNERSHIP INTEREST IN THE GERMAN OPERATING COMPANY

    The Company conducts its German operations through Sauer-Sundstrand GmbH & Co., a German partnership (the "German Operating Company"). The Company and Sauer Sundstrand GmbH, a company wholly-owned by the Company, are the general partners of the German Operating Company. Sauer GmbH and Klaus H. Murmann & Co. KG, as holding company for Sauer GmbH & Co. Hydraulik KG, have limited partnership interests (the "Limited Partners") in the German Operating Company. The Limited Partners are owned entirely by Klaus H. Murmann (a director and Chairman and Chief Executive Officer of the Company) and members of his family (the "Murmann Family"). The creation of the limited partnership interests as opposed to the acquisition of the entire share capital of the Company was a result of tax considerations in connection with the formation of the Company in 1989. The limited partnership interests remained essentially unchanged since that date. The German Operating Company is required to pay annually to the Limited Partners an amount in cash (the "Annual Cash Payment") equal to a percentage of the Company's consolidated income before taxes and the Limited Partners' interests ("Percentage"). The Percentage is subject to adjustment based on changes in the number of outstanding shares of common stock of the Company during the applicable year. The Percentage is equal to the ratio of 2,250,000 shares divided by the sum of 2,250,000 shares and the number of outstanding shares of common stock of the Company. As of March 1, 2000, the Percentage is equal to 2,250,000/(2,250,000 + 27,502,306), or 7.6%.

    The Annual Cash Payment is based on the overall income of the Company in order to avoid any potential conflicts between the Company and the Limited Partners regarding whether, for example, sales should be made by the U.S. Operating Company or the German Operating Company and the pricing of intercompany sales between the U.S. Operating Company and the German Operating Company. The amount of the Annual Cash Payment to be made by the Company for 1999 is $2,387,000, which was converted to DM 4,701,000 as of December 31, 1999, for payment in Deutsche marks in 2000.

    The Company has elected, by the action of its independent directors, to terminate the limited partnership interests. Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company will issue an aggregate of 2,250,000 shares of Company common stock, pay the balance of the current accounts of the Limited Partners, and pay the Limited Partners an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company for the limited partnership interests, but not to exceed 23,354,400 Deutsche marks. The termination of the limited partnership interests is subject to the consummation of the Company's agreement to acquire all of the outstanding shares of common stock of the Danfoss Fluid Power Companies.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report.

    (1) The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

           Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997, on page 26.

           Consolidated Balance Sheets as of December 31, 1999, and 1998, on page 27.

           Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998, and 1997, on page 28.

           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997, on page 29.

           Notes to Consolidated Financial Statements, December 31, 1999, 1998, and 1997, on pages 30-49.

           Report of Management and Report of Arthur Andersen LLP as independent public accountants, on pages 50-51.

           Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 52-58.

    (2) The following financial statements and schedules:

           Schedule I

               Sauer Inc. (Parent Only) Condensed Balance Sheets as of December 31, 1999 and 1998 on page 59.

               Sauer Inc. (Parent Only) Condensed Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 on page 60.

               Sauer Inc. (Parent Only) Condensed Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 on page 61.

           Schedule II, Valuation and Qualifying Accounts, on page 62.

           Report of Arthur Andersen LLP, independent public accountants, on Schedules I and II, on page 63.

           All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
       -------          ------------------------------------------------------------
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

10.1(d)                 The Lease Agreement for the Company's Dubnica, Slovakia,
                         facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on
                         April 23, 1998, and is incorporated herein by reference.

10.1(e)                 The Lease Agreement for the Company's Swindon, England,
                         facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on
                         April 23, 1998, and is incorporated herein by reference.

10.1(f)                 The Lease Agreement for the Company's Minneapolis,
                         Minnesota, facility is attached as Exhibit 10.1(h) to
                         Amendment No. 1 to the Company's Form S-1 Registration
                         Statement filed on April 23, 1998, and is incorporated
                         herein by reference.

10.1(g)                 The Lease Agreement for the Company's Newtown, Pennsylvania,
                         facility is attached as Exhibit 10.1(i) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on
                         April 23, 1998, and is incorporated herein by reference.

10.1(h)                 The Lease Agreement for the Company's Shanghai/Pudong,
                         China, facility is attached as Exhibit 10.1(j) to Amendment
                         No. 1 to the Company's Form S-1 Registration Statement
                         filed on April 23, 1998, and is incorporated herein by
                         reference.

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

10.1(l)                 The Employment Agreement with David Pfeifle.

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
       -------          ------------------------------------------------------------
10.1(m)                 The Sauer Inc. Phantom Share Plan is attached as Exhibit
                         10.1(n) to Amendment No. 1 to the Company's Form S-1
                         Registration Statement filed on April 23, 1998, and is
                         incorporated herein by reference.

10.1(n)                 The Sauer Inc. Bonus Plan is attached as Exhibit 10.1(o) to
                         Amendment No. 1 to the Company's Form S-1 Registration
                         Statement filed on April 23, 1998, and is incorporated
                         herein by reference.

10.1(o)                 The Sauer Inc. Management Incentive Plan is attached as
                         Exhibit 10.1(r) to Amendment No. 1 to the Company's Form
                         S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(p)                 The Sauer-Sundstrand Employees' Retirement Plan is attached as Exhibit 10.1(s) to Amendment No. 1 to the Company's Form
                         S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(q)                 The Sauer-Sundstrand Company Supplemental Retirement Benefit
                         Plan for Certain Key Executives is attached as Exhibit
                         10.1(t) to Amendment No. 1 to the Company's Form S-1
                         Registration Statement filed on April 23, 1998, and is
                         incorporated herein by reference.

10.1(r)                 The Sauer-Sundstrand Company Supplemental Retirement Benefit
                         Plan for Certain Key Executives Previously Employed by the
                         Sundstrand Corporation is attached as Exhibit 10.1(u) to
                         Amendment No. 1 to the Company's Form S-1 Registration
                         Statement filed on April 23, 1998, and is incorporated
                         herein by reference.

10.1(s)                 The Sauer-Sundstrand Employees' Savings & Retirement Plan is
                         attached as Exhibit 4.5 to the Company's Form S-8
                         Registration Statement filed on December 29, 1999, and is
                         incorporated herein by reference.

10.1(t)                 The Retirement Benefits Agreement for Klaus Murmann is
                         attached as Exhibit 10.1(w) to Amendment No. 1 to the
                         Company's Form S-1 Registration Statement filed on April
                         23, 1998, and is incorporated herein by reference.

10.1(u)                 The Retirement Benefits Agreement for Tonio Barlage is
                         attached as Exhibit 10.1(x) to Amendment No. 1 to the
                         Company's Form S-1 Registration Statement filed on April
                         23, 1998, and is incorporated herein by reference.

10.1(v)                 The European Employees' Pension Plan is attached as Exhibit
                         10.1(y) to Amendment No. 1 to the Company's Form S-1
                         Registration Statement filed on April 23, 1998, and is
                         incorporated herein by reference.

10.1(w)                 The Sauer Inc. 1998 Long-Term Incentive Plan is attached as
                         Exhibit 10.1(p) to Amendment No. 1 to the Company's Form
                         S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(x)                 The Sauer Inc. Non-employee Director Stock Option and
                         Restricted Stock Plan is attached as Exhibit 10.1(q) to
                         Amendment No. 1 to the Company's Form S-1 Registration
                         Statement filed on April 23, 1998, and is incorporated
                         herein by reference.

21                      Subsidiaries of the Registrant, on page 64.

23                      Consent of Independent Public Accountants, on page 65.

27                      Financial data schedule.

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed for the quarter ended December 31, 1999.

(c) The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference hereunder.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Each person signing below also hereby appoints Klaus H. Murmann and Kenneth
D. McCuskey, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Sauer Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

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

Date: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ KLAUS H. MURMANN
     -------------------------------------------       Director, Chairman, and Chief   March 30, 2000
                  Klaus H. Murmann                       Executive Officer

                /s/ TONIO P. BARLAGE
     -------------------------------------------       Director and President          March 30, 2000
                  Tonio P. Barlage

                /s/ DAVID L. PFEIFLE                   Director, Chief Operating
     -------------------------------------------         Officer and Executive Vice    March 30, 2000
                  David L. Pfeifle                       President

               /s/ KENNETH D. MCCUSKEY                 Treasurer, Secretary,
     -------------------------------------------         Principal Financial Officer,  March 30, 2000
                 Kenneth D. McCuskey                     Principal Accounting Officer

                   /s/ NICOLA KEIM
     -------------------------------------------       Director                        March 30, 2000
                     Nicola Keim

                  /s/ SVEN MURMANN
     -------------------------------------------       Director                        March 30, 2000
                    Sven Murmann

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ JOHANNES F. KIRCHHOFF
     -------------------------------------------       Director                        March 30, 2000
                Johannes F. Kirchhoff

              /s/ RICHARD M. SCHILLING
     -------------------------------------------       Director                        March 30, 2000
                Richard M. Schilling

                          SAUER INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
NET SALES.............................................  $   534,382   $   564,524   $   535,173
                                                        -----------   -----------   -----------
COSTS AND EXPENSES:
  Cost of sales.......................................      408,450       428,311       404,065
  Selling, general and administrative.................       58,382        54,513        52,575
  Research and development............................       23,311        22,089        20,655
                                                        -----------   -----------   -----------
      Total costs and expenses........................      490,143       504,913       477,295
                                                        -----------   -----------   -----------
      Operating income................................       44,239        59,611        57,878
                                                        -----------   -----------   -----------
NONOPERATING INCOME (EXPENSES):
  Interest expense....................................       (8,844)       (9,244)       (8,305)
  Interest income.....................................          278           430           698
  Royalty income......................................          976           986         1,150
  Other, net..........................................       (1,064)         (576)          144
                                                        -----------   -----------   -----------
      Nonoperating expenses, net......................       (8,654)       (8,404)       (6,313)
                                                        -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......       35,585        51,207        51,565
PROVISION FOR INCOME TAXES............................      (10,939)      (15,379)      (15,944)
                                                        -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST.......................       24,646        35,828        35,621
MINORITY INTEREST IN INCOME OF CONSOLIDATED
  COMPANIES...........................................       (6,526)       (9,494)       (8,492)
                                                        -----------   -----------   -----------
      Net income......................................  $    18,120   $    26,334   $    27,129
                                                        ===========   ===========   ===========
Basic and diluted net income per common share.........  $      0.67   $      1.01   $      1.12
                                                        ===========   ===========   ===========
Weighted average basic shares outstanding.............   27,225,036    26,148,288    24,225,000
                                                        ===========   ===========   ===========
Weighted average diluted shares outstanding...........   27,240,193    26,150,302    24,225,000
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,061   $  8,891
  Accounts receivable (net of allowance for doubtful
    accounts of $3,195 and $3,166 in 1999 and 1998,
    respectively)...........................................    73,305     73,661
  Inventories...............................................    73,977     89,195
  Other current assets......................................     9,242      9,984
                                                              --------   --------
      Total current assets..................................   161,585    181,731
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT, net..........................   269,485    262,527
                                                              --------   --------
OTHER ASSETS:
  Intangible assets, net....................................     2,663      3,769
  Deferred income taxes.....................................     4,273      2,328
  Other.....................................................     4,509      9,416
                                                              --------   --------
      Total other assets....................................    11,445     15,513
                                                              --------   --------
                                                              $442,515   $459,771
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Notes payable and bank overdrafts.........................  $ 19,312   $ 41,767
  Long-term debt due within one year........................     1,609      2,398
  Accounts payable..........................................    39,064     38,271
  Accrued salaries and wages................................     8,901      7,683
  Accrued warranty..........................................     7,640      8,601
  Other accrued liabilities.................................    13,744     12,884
                                                              --------   --------
      Total current liabilities.............................    90,270    111,604
                                                              --------   --------
LONG-TERM DEBT..............................................   110,934    106,862
                                                              --------   --------
OTHER LIABILITIES:
  Long-term pension liability...............................    31,342     33,044
  Postretirement benefits other than pensions...............    14,361     13,608
  Deferred income taxes.....................................     5,448      4,746
  Other.....................................................     5,647      5,419
                                                              --------   --------
      Total other liabilities...............................    56,798     56,817
                                                              --------   --------
MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES...    33,761     35,584
                                                              ========   ========
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share, authorized
    45,000,000 shares in 1999 and 1998; issued 28,074,050 in
    1999 and 28,072,050 in 1998; outstanding 27,399,050 in
    1999 and 27,397,050 in 1998.............................       281        281
  Additional paid-in capital................................   120,053    120,092
  Retained earnings.........................................    41,863     31,416
  Accumulated other comprehensive income....................    (7,038)     1,813
  Unamortized restricted stock compensation.................    (1,707)    (1,998)
  Common stock in treasury (at cost), 675,000 shares in 1999
    and 1998................................................    (2,700)    (2,700)
                                                              --------   --------
      Total stockholders' equity............................   150,752    148,904
                                                              --------   --------
                                                              $442,515   $459,771
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              ACCUMULATED    UNAMORTIZED     COMMON
                            NUMBER OF               ADDITIONAL   RETAINED        OTHER        RESTRICTED     STOCK
                             SHARES       COMMON     PAID-IN     EARNINGS    COMPREHENSIVE      STOCK          IN
                           OUTSTANDING    STOCK      CAPITAL     (DEFICIT)      INCOME       COMPENSATION   TREASURY    TOTAL
                           -----------   --------   ----------   ---------   -------------   ------------   --------   --------
YEAR ENDED DECEMBER 31,
  1997:
  Beginning balance......  24,225,000      $249      $ 75,098     $(6,604)      $ 4,831        $    --      $(2,700)   $ 70,874
  Comprehensive income:
    Net income...........          --        --            --      27,129            --             --           --          --
    Pension adjustment...          --        --            --          --          (177)            --           --          --
    Translation
      adjustment.........          --        --            --          --        (4,773)            --           --          --
  Total comprehensive
    income...............          --        --            --          --            --             --           --      22,179
  Cash dividends, ($.32
    per share)...........          --        --            --      (7,752)           --             --           --      (7,752)
                           ----------      ----      --------     -------       -------        -------      -------    --------
      Ending Balance.....  24,225,000       249        75,098      12,773          (119)            --       (2,700)     85,301
YEAR ENDED DECEMBER 31,
  1998:
  Comprehensive income:
    Net income...........          --        --            --      26,334            --             --           --          --
    Pension adjustment...          --        --            --          --           157             --           --          --
    Translation
      Adjustment.........          --        --            --       1,775
  Total comprehensive
    income...............          --        --            --          --            --             --           --      28,266
  Sale of common stock
    under initial public
    offering, net of
    expenses.............   3,000,000        30        48,070          --            --             --           --      48,100
  Restricted stock
    grant................     172,050         2         2,697          --            --         (2,699)          --          --
  Amortization of
    restricted stock
    compensation.........          --        --            --          --            --            701           --         701
  Cash dividends, ($.29
    per share............          --        --            --      (7,691)           --             --           --      (7,691)
  Purchase of Neumunster
    facility.............          --        --        (5,773)         --            --             --           --      (5,773)
                           ----------      ----      --------     -------       -------        -------      -------    --------
      Ending balance.....  27,397,050       281       120,092      31,416         1,813         (1,998)      (2,700)    148,904
YEAR ENDED DECEMBER 31,
  1999:
  Comprehensive income:
    Net income...........          --        --            --      18,120            --             --           --          --
    Pension adjustment...          --        --            --          --          (150)            --           --          --
    Translation
      adjustment.........          --        --            --          --        (8,701)            --           --          --
  Total comprehensive
    income...............          --        --            --          --            --             --           --       9,269
  Restricted stock
    grant................      12,500        --           126          --            --           (126)          --          --
  Amortization of
    restricted stock
    compensation.........          --        --            --          --            --            252           --         252
Forfeitures of restricted
  stock..................     (10,500)       --          (165)         --            --            165           --          --
Cash dividends, ($.28 per
  share).................          --        --            --      (7,673)           --             --           --      (7,673)
                           ----------      ----      --------     -------       -------        -------      -------    --------
      Ending balance.....  27,399,050      $281      $120,053     $41,863       $(7,038)       $(1,707)     $(2,700)   $150,752
                           ==========      ====      ========     =======       =======        =======      =======    ========

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $18,120    $26,334    $27,129
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation and amortization...........................   35,538     30,635     25,835
    Minority interest in income of consolidated companies...    6,526      9,494      8,492
    (Increase) decrease in working capital--
      Accounts receivable, net..............................   (5,060)     5,723    (16,620)
      Inventories...........................................    8,654      2,514    (17,260)
      Accounts payable......................................    4,135     (8,915)    13,174
      Accrued liabilities...................................    2,325     (2,988)    (6,394)
    Other...................................................    7,548        738      8,388
                                                              -------    -------    -------
        Net cash provided by operating activities...........   77,786     63,535     42,744
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................  (57,149)   (98,582)   (66,750)
  Purchase of minority interest.............................       --       (693)    (3,959)
  Proceeds from sales of property, plant and equipment......      370        325        398
                                                              -------    -------    -------
        Net cash used in investing activities...............  (56,779)   (98,950)   (70,311)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on notes payable and bank
    overdrafts..............................................  (18,395)   (11,363)    10,555
  Net borrowings of long-term debt..........................    9,867     13,916     25,171
  Sale of common stock......................................       --     48,100         --
  Cash dividends............................................   (7,673)    (7,691)    (7,752)
  Distribution to minority interest partners................   (6,739)    (7,885)    (4,623)
                                                              -------    -------    -------
        Net cash provided by (used in) financing
          activities........................................  (22,940)    35,077     23,351
                                                              -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES.............................   (1,897)     1,866       (450)
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the year...................   (3,830)     1,528     (4,666)
  Beginning balance.........................................    8,891      7,363     12,029
                                                              -------    -------    -------
        Ending balance......................................  $ 5,061    $ 8,891    $ 7,363
                                                              =======    =======    =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.............................................  $ 9,186    $ 9,447    $ 8,107
  Income taxes paid.........................................  $ 8,047    $14,846    $18,495
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  During 1998 the Company purchased the real estate and building of its main facility in
    Germany for $23,470. In conjunction with the acquisition, liabilities were assumed as follows:
      Fair value of assets acquired.........................                        $23,470
        Cash paid for the real estate and building..........                        (15,680)
                                                                                    -------
          Liabilities assumed...............................                        $ 7,790
                                                                                    =======

        The accompanying notes are an integral part of these statements.

                          SAUER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) THE COMPANY AND ITS OPERATIONS:

    Sauer Inc., a U.S. Delaware corporation, and subsidiaries (the "Company") is a leading international manufacturer of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers of mobile equipment, including construction, agricultural and turf care equipment. The Company's products are sold throughout the world either directly or through distributors.

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

    On November 29, 1994, the German Holding Company and Povazske Strojarne, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer Mechanika, a.s. The German Holding Company contributed approximately $6,000 of cash, technology, and machinery and equipment for a 65% interest in Sauer Mechanika. During 1997, the German Holding Company purchased the 35% interest held by its partner, Povazske Strojarne, a.s., for $3,959. The principal business of Sauer Mechanika is the manufacture of gear boxes for transit mixers. During 1999, the Company merged the principal business of Sauer Mechanika with its wholly owned business of Sauer Hydraulika, renaming the business Sauer-Sundstrand, a.s.

    On February 16, 1995, the Company and Shanghai Hydraulics and Pneumatics formed a business venture organized as a Chinese Limited Liability Foreign Investment Enterprise under the name Sauer Shanghai Hydraulic Transmission Company, Ltd. ("SHC"). The Company contributed $5,400 of cash, machinery and equipment and technology for a 50% interest in SHC. Operations commenced during 1996. During 1997, the Company contributed an additional $2,700 of cash to increase its interest in SHC to 60%. The principal business of SHC is the manufacture, sale, and distribution of high power hydrostatic transmissions to the Chinese market.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) BUSINESS VENTURES: (CONTINUED)
    On December 30, 1996, the German Holding Company and ZTS, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer ZTS, a.s. The German Holding Company contributed approximately $5,800 of cash and technology for a 65% interest in Sauer ZTS, a.s. During 1998, the Company contributed an additional $693 to increase its interest in Sauer ZTS, a.s. to 87.8%. The principal business of Sauer ZTS, a.s. is the manufacture of high power hydrostatic transmissions.

    On October 29, 1998, the Company and the U.S. Operating Company formed a business venture organized as a Brazilian limited liability company under the name Sauer-Sundstrand Ltda., (SAS Ltda.). On December, 2, 1998, the Company, the U.S. Operating Company, and SAS Ltda. entered into an agreement with the Company's Brazilian licensee, Power Transmission Industries Overseas Corporation
(PTI) and certain parties related to PTI to purchase the assets and assume liabilities of PTI for approximately $1,500. As a result of this agreement, the license with PTI was terminated and SAS Ltda. acquired machinery and equipment, inventory, goodwill and other intangibles. The principal business of SAS Ltda. is the sale and distribution of hydrostatic transmissions and gear pumps and motors to the South American market.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION --

    The accounts of the Company are stated in accordance with generally accepted accounting principles in the U.S. The consolidated financial statements include the accounts of Sauer Inc. and subsidiaries on a consolidated basis for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

    Sauer Inc. is the general partner and 80% owner of the German Operating Company. The Murmann Limited Partners have certain rights which include an annual cash payment equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests and the right to consent to certain actions of the German Operating Company. However, the Company has the right to elect by the action of its independent directors or the holders of its common stock other than the Murmann family, to terminate the Murmann Limited Partnership Interests in exchange for 2,250,000 shares of common stock of Sauer Inc. As such, the Company controls and consolidates the German Operating Company. The Murmann Limited Partners have no other property rights in the assets of the Company, the U.S. Operating Company, the German Operating Company or any other related entity.

USE OF ESTIMATES --

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

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
NEW ACCOUNTING PRINCIPLES --

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 137 allows companies that have not applied early adoption of SFAS No. 133 to delay implementation until quarters beginning after June 15, 2000. The Company is still investigating what impact SFAS No. 133 may have on the Company's financial position or results from operations.

RECLASSIFICATION --

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

MINORITY INTEREST --

    Minority interest in net assets and income reflected in the accompanying consolidated financial statements consists of:

    a) A minority interest held by Agri-Fab, Inc. in a U.S. limited partnership for 1999, 1998 and 1997.

    b) The Murmann Limited Partners, as holders of limited partnership interests, in the results of the German Operating Company equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests for 1999, 7.9% for 1998 and 8.5% for 1997.

    c) A minority interest held by Povazske Strojarne, a.s. in a Slovakian corporation for 1997.

    d) A minority interest held by Shanghai Hydraulics and Pneumatics in a Chinese equity business venture for 1999, 1998 and 1997.

    e) A minority interest held by ZTS, a.s. in a Slovakian corporation for 1999, 1998 and 1997.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following tables set forth the components of minority interest in the consolidated balance sheets and consolidated statements of income:

           MINORITY INTEREST REFLECTED IN CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Hydro-Gear................................................  $20,280    $18,928
German Operating Company..................................    9,127     11,334
SHC.......................................................    3,512      3,929
Sauer ZTS, a.s. ..........................................      842      1,393
                                                            -------    -------
        Total.............................................  $33,761    $35,584
                                                            =======    =======

 MINORITY INTEREST (INCOME) LOSS REFLECTED IN CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                      ----       ----       ----
Hydro-Gear........................................  $(4,914)   $(7,631)   $(6,339)
German Operating Company..........................   (2,387)    (3,573)    (4,001)
Sauer Mechanika, a.s..............................       --         --        291
SHC...............................................      417      1,319      1,480
Sauer ZTS, a.s....................................      358        391         77
                                                    -------    -------    -------
        Total.....................................  $(6,526)   $(9,494)   $(8,492)
                                                    =======    =======    =======

TRANSLATION OF FOREIGN CURRENCIES --

    Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity. Gains or losses on transactions denominated in foreign currencies and the related tax effects, which are not material, are reflected in net income.

CASH AND CASH EQUIVALENTS --

    Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less.

INVENTORIES --

    Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The percentage of year-end inventory using average cost, last-in, first-out ("LIFO"), and first-in, first-out ("FIFO") was 59%, 34% and 7%, respectively, for 1999 and 61%, 33% and 6%, respectively, for 1998.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION --

    Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Assets under capital lease are stated at the lower of fair market value or the present value of future minimum lease payments, net of accumulated depreciation. Depreciation is generally computed on the straight-line method for building equipment and buildings over 10-37 years and for machinery and equipment over 3-12 years. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($13,004, $15,410 and $15,184 in 1999, 1998 and 1997, respectively) are charged to expense. Upon the sale of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in nonoperating income or expense.

INTANGIBLE ASSETS AND AMORTIZATION --

    Intangible assets include goodwill and other intangibles. These assets are stated at cost, net of accumulated amortization, and are being amortized over the lesser of 20 years or the specific remaining identifiable life on a straight-line basis. Goodwill was $1,782 and $2,294 as of December 31, 1999 and 1998, net of accumulated amortization of $5,184 and $6,409, respectively. Amortization of goodwill and other intangibles was $414 for 1999, $644 for 1998 and $756 for 1997.

IMPAIRMENT OF LONG-LIVED ASSETS --

    Consistent with the requirements of SFAS 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets is evaluated based on the expected future non-discounted operating cash flows. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company recognizes an impairment loss. Based upon its most recent analysis, the Company believes that no impairments existed at December 31, 1999.

REVENUE RECOGNITION --

    Net sales are recorded at the time of shipment to customers along with related expenses including estimates for warranty expense.

INCOME TAXES --

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

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) BASIC AND DILUTED PER SHARE DATA:

    Basic and diluted net income per common share data is as follows:

                                             DECEMBER 31, 1999                      DECEMBER 31, 1998
                                    ------------------------------------   ------------------------------------
                                                              NET INCOME                             NET INCOME
                                    NET INCOME     SHARES     PER SHARE    NET INCOME     SHARES     PER SHARE
                                    ----------   ----------   ----------   ----------   ----------   ----------
Basic net income per share........   $18,120     27,225,036     $0.67       $26,334     26,148,288     $1.01
Effect of Dilutive Securities:
  Restricted stock................        --         15,157        --            --          2,014        --
                                     -------     ----------     -----       -------     ----------     -----
  Diluted net income per share....   $18,120     27,240,193     $0.67       $26,334     26,150,302     $1.01
                                     =======     ==========     =====       =======     ==========     =====

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

(5) INVENTORIES:

    The composition of inventories is as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $36,362    $40,621
Work in process...........................................    9,557     14,102
Finished goods and parts..................................   35,497     41,574
LIFO allowance............................................   (7,439)    (7,102)
                                                            -------    -------
        Total.............................................  $73,977    $89,195
                                                            =======    =======

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) PROPERTY, PLANT AND EQUIPMENT:

    The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999        1998
                                                        ---------   ---------
Cost --
  Land and improvements...............................  $   5,957   $   4,597
  Buildings and improvements..........................     72,482      64,908
  Machinery and equipment.............................    414,474     380,562
  Construction in progress............................     15,225      30,506
  Plant and equipment under capital lease.............        320         698
                                                        ---------   ---------
        Total cost....................................    508,458     481,271
  Less -- Accumulated depreciation....................   (238,973)   (218,744)
                                                        ---------   ---------
        Net property, plant and equipment.............  $ 269,485   $ 262,527
                                                        =========   =========

    Depreciation expense for 1999, 1998 and 1997 was $35,124, $29,991, and $25,079, respectively.

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

    Pension expense for 1999, 1998 and 1997 for these defined benefit plans consists of the following components:

                                                      1999       1998       1997
                                                    --------   --------   --------
Service cost......................................  $ 3,691    $ 3,307    $ 3,042
Interest cost.....................................    6,972      6,774      6,562
Expected return on plan assets....................   (5,842)    (5,277)    (6,395)
Amortization of prior service cost................      452        454        318
Amortization of net loss..........................       57         93      1,428
Amortization of transition obligation.............     (280)      (287)      (285)
                                                    -------    -------    -------
        Net pension expense.......................  $ 5,050    $ 5,064    $ 4,670
                                                    =======    =======    =======

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7) PENSION BENEFITS: (CONTINUED)
    The following table sets forth the plans' funded status as of the respective balance sheet dates:

                                                    DECEMBER 31, 1999           DECEMBER 31, 1998
                                                -------------------------   -------------------------
                                                  ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                  EXCEED       BENEFITS       EXCEED       BENEFITS
                                                ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                                 BENEFITS       ASSETS       BENEFITS       ASSETS
                                                -----------   -----------   -----------   -----------
Benefit obligation at January 1...............    $(18,256)     $(87,712)     $(15,919)     $(75,842)
Service cost..................................        (873)       (2,797)         (772)       (2,509)
Interest cost.................................      (1,212)       (5,691)       (1,122)       (5,756)
Plan participant contributions................        (370)           --          (373)           --
Plan amendments...............................          --            --            --        (1,449)
Actuarial gain (loss).........................       1,944         4,667          (494)       (2,995)
Benefit payments..............................         947         4,823           424         2,539
Effect of exchange rate changes...............         487         3,432            --        (1,700)
                                                  --------      --------      --------      --------
Benefit obligation at December 31.............     (17,333)      (83,278)      (18,256)      (87,712)
                                                  --------      --------      --------      --------
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1........      25,002        57,524        22,560        50,527
Actual return on plan assets..................       6,621         3,880         1,714         6,256
Employer contributions........................         682         2,091           779         2,674
Effect of exchange rate changes...............        (669)           --            --            --
Plan participants' contributions..............         322            --           373            --
Benefit payments..............................        (947)       (4,272)         (424)       (1,933)
                                                  --------      --------      --------      --------
Fair value of plan assets at December 31......      31,011        59,223        25,002        57,524
                                                  --------      --------      --------      --------
Funded status at December 31..................      13,678       (24,055)        6,746       (30,188)
Unrecognized prior service cost...............         449         1,936           518         2,335
Unrecognized actuarial gain...................      (9,653)       (9,219)       (2,912)       (4,994)
Unrecognized net transition obligation........        (565)           --          (862)           --
                                                  --------      --------      --------      --------
Net amount recognized.........................    $  3,909      $(31,338)     $  3,490      $(32,847)
                                                  ========      ========      ========      ========

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7) PENSION BENEFITS: (CONTINUED)
    Amounts recognized in the balance sheet as of December 31:

                                    DECEMBER 31, 1999           DECEMBER 31, 1998
                                -------------------------   -------------------------
                                  ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                  EXCEED       BENEFITS       EXCEED       BENEFITS
                                ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                 BENEFITS       ASSETS       BENEFITS       ASSETS
                                -----------   -----------   -----------   -----------
Long-term pension asset
  (liability).................     $3,909       $(31,342)      $3,490       $(33,044)
Current pension liability.....         --           (569)          --           (984)
Intangible asset..............         --              8           --            869
Other accumulated
  comprehensive income........         --            565           --            312
                                   ------       --------       ------       --------
Net amount recognized.........     $3,909       $(31,338)      $3,490       $(32,847)
                                   ======       ========       ======       ========

    Significant assumptions used in determining pension expense and related pension obligations are as follows:

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Discount rates --
  United States............................................    7.5%       7.0%       7.5%
  Germany..................................................    6.5        6.5        7.5
  United Kingdom...........................................    7.0        7.0        9.0
Rates of increase in compensation levels-
  United States............................................    4.5        4.5        5.0
  Germany..................................................    2.5        2.5        3.5
  United Kingdom...........................................    5.0        5.0        8.0
Expected long-term rate of return on assets --
  United States............................................    8.5        8.5        8.5
  United Kingdom...........................................    7.0        7.0        9.0

    The plans' assets consist principally of short-term U.S. Government securities, UK Government securities, equity securities, fixed income contracts and insurance contracts.

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    The Company provides health benefits for retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions which include certain age and/or service requirements. Health benefits for retirees of non-U.S. operations, where applicable, are provided through government-sponsored plans to which contributions by the Company are required. The health benefit plans covering substantially all U.S. employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: (CONTINUED) and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

    The components of the postretirement benefit provisions of the Company-sponsored plans for 1999, 1998 and 1997 were as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Service cost........................................   $  429     $  402     $  365
Interest cost.......................................    1,058      1,085        997
Net deferral and amortization.......................       31         49         20
                                                       ------     ------     ------
Postretirement benefit provision....................   $1,518     $1,536     $1,382
                                                       ======     ======     ======

    The funded status of the Company-sponsored plans was as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Reconciliation of benefit obligation:
  Accumulated postretirement benefit liability at
    January 1...........................................  $(16,714)  $(14,361)
  Service cost..........................................      (429)      (403)
  Interest cost.........................................    (1,058)    (1,085)
  Actuarial gain (loss).................................       996     (1,489)
  Benefit payments......................................       765        624
                                                          --------   --------
  Accumulated postretirement benefit liability at
    December 31.........................................   (16,440)   (16,714)
                                                          --------   --------
Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1................        --         --
  Employer contributions................................       765        624
  Benefit payments......................................      (765)      (624)
                                                          --------   --------
  Fair value of plan assets at December 31..............        --         --
                                                          --------   --------
  Funded status.........................................   (16,440)   (16,714)
  Unrecognized actuarial loss...........................     2,079      3,106
                                                          --------   --------
  Postretirement benefit liability......................  $(14,361)  $(13,608)
                                                          ========   ========

    The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 7.5% for 2000 and is assumed to decrease ratably in 2001 and 2002 and remain level at 5.5% thereafter.

    U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: (CONTINUED)
    A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 1999, by $1,311, and increased or decreased postretirement benefit expense for 1999 by $160. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.5% for 1999 and 7.0% for 1998.

(9) LONG-TERM INCENTIVE PLAN:

    Effective June 1, 1998, the Company terminated its Phantom Share Plan. Phantom Share Rights outstanding at the time of termination were replaced by Restricted Common Stock as discussed below. Prior to termination, the grantee of a Phantom Share Right was entitled to the market value of a common share as of the December 31 immediately prior to the date the restrictions on such Phantom Share Right lapsed, and until the restrictions lapsed, a quarterly payment in an amount determined by the Board of Directors. Compensation expense was recognized ratably over the period from the date of grant to the date the restrictions on a right lapsed. Earnings were also charged or credited for the aggregate appreciation or depreciation of the rights during the period as well as any quarterly payment to the grantees. Phantom share compensation expense included in the accompanying consolidated financial statements was $0 for 1999 and 1998 and $955 for 1997, respectively. The total value of the Phantom Shares outstanding as of December 31, 1998 was $0.

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

    The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the grant of non-qualified stock options and restricted common stock to directors of the Company who are not also employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250,000 shares.

    During 1999, the Company awarded 5,000 shares of restricted stock to non-employee directors and 7,500 shares of restricted stock to employees. On June 1, 1998, the Company awarded 172,050 shares of restricted stock to a group of employees. The restricted stock award entitles the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of the award was established based on the market value of the stock as of the grant date. The shares vest beginning in year five after the date of grant at a rate of 20% per year thereafter.

    Unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the life of the grant. Unearned compensation was computed based on the market value of the restricted shares. Compensation expense recognized in conjunction with the restricted stock outstanding in 1999 and 1998 amounted to $252 and $701, respectively.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES:

    The Company's income before income taxes is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
United States....................................  $24,265    $37,838    $37,031
Europe and other.................................    4,794      3,875      6,042
                                                   -------    -------    -------
      Total......................................  $29,059    $41,713    $43,073
                                                   =======    =======    =======

    The Company's primary German operation is structured as a partnership. This operation is subject to United States as well as German income tax regulations. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

    The (provision) benefit for income taxes by taxing jurisdiction location are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Current:
  United States
    Federal....................................  $ (4,936)  $ (8,029)  $(11,476)
    State......................................      (625)      (957)    (1,261)
  European and other...........................    (2,733)    (3,230)    (3,443)
                                                 --------   --------   --------
  Total current................................    (8,294)   (12,216)   (16,180)
                                                 --------   --------   --------
Deferred:
  United States
    Federal....................................    (2,283)    (2,168)     1,593
    State......................................        95       (310)      (204)
  European and other...........................      (457)      (685)    (1,153)
                                                 --------   --------   --------
  Total deferred...............................    (2,645)    (3,163)       236
                                                 --------   --------   --------
Total income tax provision.....................  $(10,939)  $(15,379)  $(15,944)
                                                 ========   ========   ========

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES: (CONTINUED)
    A reconciliation of the statutory and effective income tax (provision) benefit based on the Company's income before income taxes is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
United States income tax provision at the
  statutory rate of 35%........................  $(10,171)  $(14,600)  $(15,076)
Deferred tax benefit not previously
  recognized...................................     1,872      1,687      1,923
European and Asian locations' losses not tax
  benefited....................................    (2,040)    (2,140)    (1,168)
Taxes on European locations' income at rates
  which differ from the U.S. rate..............         3        682       (270)
State income taxes, net of U.S. federal tax
  benefit......................................      (623)      (704)      (871)
Other..........................................        20       (304)      (482)
                                                 --------   --------   --------
Total income tax provision.....................  $(10,939)  $(15,379)  $(15,944)
                                                 ========   ========   ========

    The components of the Company's net deferred tax assets and (liabilities), determined on a jurisdictional and entity basis, are as follows:

                                                                          DECEMBER 31,
                                                         -----------------------------------------------
                                                                  1999                     1998
                                                         ----------------------   ----------------------
                                                          ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                         --------   -----------   --------   -----------
U.S. tax credit carryforwards..........................  $    --     $     --     $ 1,474      $    --
Internal Revenue Code Section 743 and Other Tax Basis
  Step-Ups.............................................    4,280           --       3,776           --
Deferred compensation, postretirement and accrued
  pension benefits.....................................    2,742        8,367      11,259       (1,082)
Fixed asset basis differences..........................    2,980      (14,576)     (7,118)      (3,594)
Inventory and warranty reserves........................    5,500          517       5,652           --
Other items............................................    1,304           --       1,443          (70)
U.S. tax on unremitted earnings of foreign
  subsidiaries.........................................   (2,650)         244      (2,400)          --
                                                         -------     --------     -------      -------
Gross deferred tax assets and (liabilities)............   14,156       (5,448)     14,086       (4,746)
Valuation allowance....................................   (2,595)          --      (3,057)          --
                                                         -------     --------     -------      -------
Net deferred tax assets and (liabilities)..............   11,561       (5,448)     11,029       (4,746)
Less-current portion...................................   (7,288)          --      (8,701)          --
                                                         -------     --------     -------      -------
Net deferred tax assets and (liabilities), long-term...  $ 4,273     $ (5,448)    $ 2,328      $(4,746)
                                                         =======     ========     =======      =======

    In 1990, the Company issued common stock in exchange for a 40.404% interest in the Sundstrand-Sauer Company partnership. The partnership filed an election under Internal Revenue Code (IRC) Section 754 and, accordingly, a tax basis step-up was provided to the Company under IRC Section 743. In 1994, certain assets were sold from the German Operating Company to the German Holding Company to

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES: (CONTINUED)
facilitate the establishment of Sauer Mechanika a.s., described in Note 2. For tax purposes, this was a taxable transaction and, accordingly, resulted in a tax basis step-up when the assets were ultimately contributed to Sauer Mechanika a.s. The remaining tax benefit from unamortized balances of these tax basis step-ups were $3,369 and $3,776 at December 31, 1999 and 1998, respectively.

    During 1999 the valuation allowance relating to the Company's deferred income tax asset decreased by $462.

    As of December 31, 1999, the Company had not provided federal income taxes on $5,573 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce any U.S. tax liability if these foreign earnings were remitted.

    The Company had the following tax return carryforwards available to offset future years' taxes at December 31, 1999:

                                                       AMOUNT    EXPIRATION DATES
                                                      --------   ----------------
German net operating losses.........................  $50,574        None
U.S. foreign tax credits............................  $    92      2001-2002

    The German net operating losses do not produce a deferred tax asset on a consolidated basis due to the treatment of the German Operating Company as a partnership combined with the impact of foreign tax credits.

(11) NOTES PAYABLE AND LONG-TERM DEBT:

    Long-term debt consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
U.S. Operating Company's Revolving Credit Facility, due
  March 2002............................................  $ 29,200   $ 33,800
U.S. Operating Company's Senior Notes, due through
  December 2007.........................................    25,000     25,000
U.S. Operating Company's Industrial Development Revenue
  Bonds, due May 2026...................................     8,530      9,000
German Holding Company's Long-Term Bank Facilities
  maturing through June 2018............................    38,175     32,829
Other borrowings........................................    11,638      8,631
                                                          --------   --------
    Total debt..........................................   112,543    109,260
Less -- scheduled current maturities....................    (1,609)    (2,398)
                                                          --------   --------
    Total long-term debt................................  $110,934   $106,862
                                                          ========   ========

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) NOTES PAYABLE AND LONG-TERM DEBT: (CONTINUED)
    The U.S. Operating Company's Revolving Credit Facility, dated November 6, 1997, permits the U.S. Operating Company to choose between two interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are based on the bank's prime lending rate and LIBOR. The U.S. Operating Company's Revolving Credit Facility permits unsecured borrowings up to $45,000. At December 31, 1999 and 1998, the weighted average interest rate on outstanding borrowings was approximately 7.5% and 6.50%, respectively.

    The U.S. Operating Company's Revolving Credit Facility contains certain restrictions and requires the U.S. Operating Company to maintain certain financial ratios, including limitations on the payment of cash dividends and maintaining profit before interest and taxes at least 2.5 times interest expense. Additionally, the U.S. Operating Company's Revolving Credit Facility requires the maintenance of net worth (as defined). The U.S. Operating Company was in compliance with the requirements at December 31, 1999 and required net worth was $71,400.

    On May 1, 1996, the U.S. Operating Company issued $9,000 of Industrial Development Revenue Bonds ("Bonds"). The Bonds are at variable interest rates. At December 31, 1999 and 1998, the interest rate on the bonds was 5.45% and 4.95%, respectively. The Bonds are secured by a bank letter of credit. The Bonds contain certain covenants and restrictions similar to those included in the U.S. Operating Company's Revolving Credit Facility. At December 31, 1999, the U.S. Operating Company was in compliance with these requirements.

    On December 15, 1997, the U.S. Operating Company issued $25,000 of 6.68% Senior Notes ("Senior Notes"). The Senior Notes have scheduled annual repayments starting with December 15, 2001 through December 15, 2007. The Senior Notes contain certain restrictions and require the maintenance of certain financial ratios which are similar to the U.S. Operating Company's Revolving Credit Facility. At December 31, 1999, the U.S. Operating Company was in compliance with these requirements.

    The German Holding Company has a series of long-term bank facilities, with an aggregate principle of $38,175 at December 31, 1999. These facilities generally carry fixed rates of interest, ranging from 3.91% to 7.09%. These facilities contain a variety of repayment schedules and have final maturities ranging from December 2001 through June 2018.

    Payments required on long-term debt outstanding as of December 31, 1999, during the years ending 2000 through 2004 and for years thereafter, are $1,609, $7,980, $37,935, $11,312, $9,935 and $43,772, respectively.

    The Company from time to time employs off-balance sheet financial instruments to reduce its exposure to fluctuations in interest rates. These instruments include interest rate caps and swaps. The Company designates interest rate swaps as hedges of LIBOR-based bank debt, and accrues as interest expense the differential to be paid or received under the agreements as rates change over the lives of the contracts.The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counter-parties to its off-balance sheet financial instruments and does not expect nonperformance by the counter-parties. There were no interest rate contracts outstanding as of December 31, 1999 and 1998.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) NOTES PAYABLE AND LONG-TERM DEBT: (CONTINUED)
    The Company also maintains revolving credit facilities, notes payable and bankers' acceptances for its European and other operations. The German Operating Company's credit agreement contains restrictions similar to those in the U.S. Operating Company's agreements. The German Operating Company was in compliance with the requirements at December 31, 1999 and required net worth was $10,283. At December 31, 1999, accounts receivables, inventories, property, plant and machinery and equipment in the amount of $13,511 were pledged as collateral under these European and other operations credit facilities.

    The weighted average interest rates on short-term borrowings at year-end were 7.1% in 1999, 6.1% in 1998 and 6.8% in 1997.

    The status of lines of credit as of December 31, 1999, and 1998, is summarized below:

                                                              1999       1998
                                                            --------   --------
Lines of credit --
  Used....................................................  $48,512    $75,567
  Unused..................................................   66,221     47,032

    The fair market value of long-term debt at December 31, 1999 and 1998 does not significantly differ from the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

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

(13) RELATED PARTY TRANSACTIONS:

    On May 1, 1998, the Company acquired the real estate and building of its main facility in Germany, which was previously leased, from Sauer Hydraulik, which is owned by the Murmann family. The transaction was accounted for under the rules governing transactions occurring between entities under common control. As such, the assets were recorded at their historical cost basis of $17,697, debt outstanding of $7,790 was assumed, cash of $15,680 was paid to Sauer Hydraulik and $5,773 was recorded

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13) RELATED PARTY TRANSACTIONS: (CONTINUED) as a reduction in additional paid-in-capital. The reduction to additional paid-in-capital was computed as the excess of the facility's fair market value, as determined by an independent appraisal, over the seller's historical cost basis in accordance with common control accounting. Rent expense associated with the property while under the lease agreement was $0, $751 and $2,278 for 1999, 1998 and 1997, respectively.

(14) COMMITMENTS AND CONTINGENCIES:

    The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 1999, 1998 and 1997 was $5,986, $4,322 and $5,835, respectively.

    Minimum future rental commitments under all non-cancelable leases as of December 31, 1999, during the years ending 2000 through 2004 and for the years thereafter, are $6,634, $6,216, $4,441, $3,510, $3,368, and $5,740,
respectively.

    From time to time, the Company is involved in various legal matters considered normal in the course of its business. The Company intends to vigorously defend against all such claims. It is the Company's policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount is reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity or financial position.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                  QUARTER
                                            ----------------------------------------------------
                                             FIRST      SECOND     THIRD      FOURTH     TOTAL
                                            --------   --------   --------   --------   --------
1999
Net sales.................................  $153,097   $147,964   $115,068   $118,253   $534,382
Gross profit..............................    39,015     37,509     27,409     21,999    125,932
Net income (loss).........................  $  8,064   $  7,796   $  3,634   $ (1,374)  $ 18,120
Basic and diluted net income (loss) per
  common share............................  $    .30   $    .28   $    .14   $   (.05)  $    .67
1998
Net sales.................................  $152,876   $160,410   $123,992   $127,246   $564,524
Gross profit..............................    34,739     42,025     31,829     27,620    136,213
Net income................................  $  6,472   $ 10,624   $  6,040   $  3,198   $ 26,334
Basic and diluted net income per common
  share...................................  $    .27   $    .41   $    .22   $    .11   $   1.01

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

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

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on net income. Intersegment sales are made at established transfer prices. The following table presents the significant items by segment:

                                           NORTH AMERICA    EUROPE    ALL OTHER   ELIMINATIONS      TOTAL
                                           -------------   --------   ---------   ------------     --------
1999
Trade sales..............................     $341,859     $186,806   $  5,717     $      --       $534,382
Intersegment sales.......................       36,029       31,155        399       (67,583)(1)         --
Interest income..........................        1,953        1,706      1,416        (4,797)(2)        278
Interest expense.........................        6,111        7,364        166        (4,797)(2)      8,844
Depreciation and amortization............       20,878       13,588      1,072            --         35,538
Net income (loss)........................       17,021        2,463      1,023        (2,387)(3)     18,120
Total assets.............................      239,895      200,927    189,185      (187,492)(4)    442,515
Capital expenditures.....................       33,496       23,139        514            --         57,149
1998
Trade sales..............................     $360,641     $201,991   $  1,892     $      --       $564,524
Intersegment sales.......................       32,255       37,996        685       (70,936)(1)         --
Interest income..........................        1,592        1,458      1,381        (4,001)(2)        430
Interest expense.........................        5,128        7,437        680        (4,001)(2)      9,244
Depreciation and amortization............       16,422       13,168      1,045            --         30,635
Net income (loss)........................       25,346        5,688     (1,127)       (3,573)(3)     26,334
Total assets.............................      227,920      220,172    198,116      (186,437)(4)    459,771
Capital expenditures.....................       51,728       46,331        523            --         98,582
1997
Trade sales..............................     $332,974     $201,130   $  1,069     $      --       $535,173
Intersegment sales.......................       36,557       32,424        582       (69,563)(1)         --
Interest income..........................        1,441          518        228        (1,489)(2)        698
Interest expense.........................        3,692        5,028      1,074        (1,489)(2)      8,305
Depreciation and amortization............       13,834       11,230        771            --         25,835
Net income (loss)........................       26,873        6,142     (1,500)       (4,386)(3)     27,129
Total assets.............................      200,167      184,533    159,223      (155,188)(4)    388,735
Capital expenditures.....................       41,781       24,851        118            --         66,750

Reconciliations:

    (1) Elimination of intersegment sales.

    (2) Elimination of intersegment interest income and expense from borrowings made between segments.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(16) SEGMENT AND GEOGRAPHIC INFORMATION: (CONTINUED)
    (3) Net income eliminations:

                                                      1999       1998       1997
                                                    --------   --------   --------
Minority interest in German Operating Company.....  $(2,387)   $(3,573)   $(4,001)
Intersegment profit on intersegment sales.........       --         --       (385)
                                                    -------    -------    -------
Total net income eliminations.....................  $(2,387)   $(3,573)   $(4,386)
                                                    =======    =======    =======

    (4) Total assets eliminations:

Investment in subsidiaries..................  $(158,150)  $(144,391)  $(137,095)
Intersegment receivables....................    (27,757)    (40,244)    (16,230)
Intersegment profit in inventory and
  other.....................................     (1,585)     (1,802)     (1,863)
                                              ---------   ---------   ---------
Total assets eliminations...................  $(187,492)  $(186,437)  $(155,188)
                                              =========   =========   =========

    A summary of the Company's net sales by product line is presented below:

                                                          NET SALES
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Hydrostatic transmissions.....................  $430,829   $445,585   $417,864
Open circuit gear pumps and motors and piston
  pumps.......................................    67,622     78,384     79,883
Electrohydraulics and controls................    35,931     40,555     37,426
                                                --------   --------   --------
      Total...................................  $534,382   $564,524   $535,173
                                                ========   ========   ========

    A summary of the Company's net sales and long-lived assets by geographic area is presented below:

                                                                 LONG-LIVED
                                    NET SALES (1)                ASSETS (2)
                            ------------------------------   -------------------
                              1999       1998       1997       1999       1998
                            --------   --------   --------   --------   --------
United States.............  $314,291   $335,606   $272,783   $153,921   $141,021
Germany...................    44,224     47,400     49,931     45,460     46,930
United Kingdom............    30,163     35,718     39,050     24,896     21,279
Slovakia..................     1,656      4,740      5,911     36,092     39,856
Other countries...........   144,048    141,060    167,498     16,288     17,210
                            --------   --------   --------   --------   --------
      Total...............  $534,382   $564,524   $535,173   $276,657   $266,296
                            ========   ========   ========   ========   ========

------------------------

(1) Net sales are attributed to countries based on location of customer.

(2) Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.

                          SAUER INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(16) SEGMENT AND GEOGRAPHIC INFORMATION: (CONTINUED)
    No single customer accounted for 10% or more of total consolidated sales in any year presented.

(17) SUBSEQUENT EVENTS

    On January 22, 2000, the company signed a stock exchange agreement with Danfoss Murmann Holding A/S whereby the Company would acquire the net assets of the Danfoss Fluid Power Companies in exchange for 16,149,812 shares of the Company's common stock. The Danfoss Fluid Power Companies are a division of Danfoss A/S, headquartered in Nordborg, Denmark. The acquisition will be accounted for under the purchase method of accounting in 2000. The acquisition is subject to regulatory approval in the U.S. and Europe and stockholder approval.

    On January 24, 2000, the Company acquired all outstanding shares of Custom Design Electronics of Sweden AB ("CDE") and its wholly owned subsidiary NOB Electronik AB, a Swedish manufacturer of electronic control systems. The purchase price consisted of 103,256 shares of the Company's common stock and $3,600 in cash. The acquisition will be accounted for under the purchase method of accounting in fiscal 2000. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price allocation will be determined during 2000 and results of operations of CDE will be included with those of the Company beginning in fiscal 2000.

    On March 8, 2000, the Company reached a settlement for a patent infringement claim filed by Unipat, A.G. The Company had previously recorded a charge to its results from operations in 1999 to account for this settlement.

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

Klaus H. Murmann                                            Kenneth D. McCuskey
Chairman and Chief Executive Officer                        Secretary and Treasurer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Sauer Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of SAUER INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAUER INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                       /s/ ARTHUR ANDERSEN LLP
                                                       --------------------------------------

Chicago, Illinois
February 16, 2000,
(except with respect to the matter discussed in Note 17 as to which the date is March 8, 2000)

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

OVERVIEW

    Sauer Inc. designs, manufactures and sells its products in North America and Europe and sells its products throughout the rest of the world either directly or through distributors. The Company also manufactures and sells its products in East Asia through its manufacturing plant and sales office in Shanghai, China, and sells its products in South America through its sales office in Sao Paulo, Brazil. Sauer's products are used by original equipment manufacturers ("OEMs") of off-highway mobile equipment, including construction, road building, agriculture, turf care and specialty markets.

    During 1999, the economic climate in which the Company operates continued to remain weak in several areas. Most notably, the agriculture and turf care markets were down considerably from the levels achieved in 1998. On the positive side, the Company experienced significant gains in the construction and specialty markets, although this was not enough to offset the lower sales in agriculture and turf care. The lower overall sales levels for 1999 coupled with the Company's cautious outlook for 2000 is challenging the Company to balance its response to current conditions with its ongoing need for investment in its future. In this regard, the Company reduced capital spending in 1999 and is aggressively managing costs and assets, while pursuing further efficiency gains through various quality and supply management initiatives. At the same time, the Company fully intends to maintain its commitment to key product development projects and look for selective acquisitions that support its plans for global growth and long-term market share improvement.

    Also in 1999, the Company announced its plans to acquire the Danfoss Fluid Power Companies, a Danish manufacturer of hydraulics products based in Nordborg, Denmark, which is wholly owned by Danfoss A/S. While this activity fits with the Company's long-term strategy of becoming a more complete systems supplier for its global customer base, in the short-term this activity had a negative impact on overall profitability due to the impact of unplanned pre-merger costs. However, the Company feels very strongly that this is an important step toward achieving its long-term strategy.

    Finally, the Company announced in late January, 2000, that it had acquired Custom Design Electronics of Sweden AB ("CDE"). This acquisition provides the Company with an electronic components facility in Europe comparable with its current facility in Minneapolis, Minnesota.

MARKET RISK

    The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.

    FOREIGN CURRENCY -- The Company does not currently enter into any type of foreign currency hedging contracts. The Company feels it is presently well-balanced between its U.S. and European operations because the Company generally reports its sales in the same country in which it incurs its expenses.

However, the Company is impacted by foreign currency fluctuations in terms of comparing results from period to period as discussed below.

    INTEREST RATES -- The Company does not currently enter into any type of interest rate hedging agreements to manage its exposure to interest rate changes. The following table summarizes the maturity of the Company's debt obligations:

                                                             FIXED     VARIABLE
                                                           RATE DEBT   RATE DEBT
                                                           ---------   ---------
2000.....................................................   $    --     $ 1,609
2001.....................................................     7,066         914
2002.....................................................     6,641      31,294
2003.....................................................     9,217       2,095
2004.....................................................     7,631       2,304
Thereafter...............................................    28,702      15,070
                                                            -------     -------
Total....................................................   $59,257     $53,286
                                                            =======     =======

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

                                                                   PERCENTAGE SALES
                                                                   GROWTH/(DECLINE)
                                                                    OVER PRIOR YEAR
                                                           ---------------------------------
                                                             1999          1998       1997
                                                           --------      --------   --------
As Reported..............................................    (5.3%)        5.5%       14.5%
Without Currency Impact..................................    (3.7%)        5.7%       18.9%

    With respect to transaction risk, the impact on the Company's operating results is not significant. With its various manufacturing plants located primarily in its customers' countries of operation, the Company generally sells in the same currency in which it incurs its expenses.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 31, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED DECEMBER, 31, 1998

    NET SALES -- Net sales for the fourth quarter 1999 of $118.3 million decreased by $8.9 million or 7.0% from fourth quarter 1998 net sales of $127.2 million, or a 5.4% decrease excluding the impact of currency fluctuation. The decrease in sales reflects the declining markets mentioned above, particularly the agriculture and turf care markets. North American net sales of $84.0 million were $3.6 million less than 1998 fourth quarter sales of $87.6 million, a 4.1% decrease. Lower agriculture sales of $2.4 million and turf care sales of $2.2 million drove this decline in sales in North America offset slightly by increases in construction and specialty markets. Sales in Europe for the fourth quarter 1999 of $48.0 million were $4.8 million less than fourth quarter 1998 net sales of $52.8 million or a decrease of 9.1%. Net sales in Europe were down 4.1% from fourth quarter 1998, excluding the impact of currency fluctuation. Aside from the decline in reported sales dollars caused by a weaker Euro currency, Europe experienced declines in construction, road building, specialty and the aftermarket areas.

    COST OF SALES -- Cost of sales for fourth quarter 1999 of $96.3 million was 81.4% of net sales, compared to 1998 fourth quarter cost of sales of $99.6 million which was 78.3% of net sales. Fourth quarter 1999 cost of sales was impacted by the higher fixed costs currently in place from the Company's past high levels of capital expenditures coupled with the lower overall sales levels and unfavorable product mix. In addition, the Company's Sullivan, Illinois, facility incurred $0.8 million of expense in the fourth quarter of 1999 related to tooling up for a new production model for the turf care market.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses for fourth quarter 1999 of $15.7 million increased by $1.7 million or 12.1% from fourth quarter 1998 expenses of $14.0 million. This increase reflects a reserve established at the Company's Sullivan, Illinois, facility for a patent infringement claim and the related legal fees, offset somewhat by the Company's efforts to contain costs during this period of lower sales.

    RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses totaled $6.2 million in the fourth quarter 1999, $0.6 million or 10.7% above the $5.6 million in the fourth quarter of 1998. This increase reflects the Company's on-going development efforts related to several new product programs and its continuing commitment to bring new technology to the market.

    NONOPERATING EXPENSES, NET -- Net nonoperating expenses of $2.1 million in the fourth quarter 1999 were $.1 million more than the $2.0 million of net nonoperating expenses incurred in the fourth quarter of 1998. Net interest expense of $2.2 million in fourth quarter 1999 decreased by $0.1 million from the $2.3 million incurred in fourth quarter 1998. Other, net expenses for fourth quarter 1999 of $0.0 million differ from the other, net income reported in fourth quarter 1998 of $0.3 million. Fourth quarter 1999 other, net expenses reflect $0.4 million of royalty income from the Company's Japanese licensee offset by $0.4 million loss on disposal of certain equipment at its Ames, Iowa, facility.

    PROVISION FOR INCOME TAXES -- Benefit for income taxes in fourth quarter 1999 of $0.5 million was $1.9 million less than fourth quarter 1998 provision for income taxes of $1.4 million. The benefit in provision for income taxes results from the net loss before income taxes of $1.9 million and the decrease in the effective tax rate from 30.3% in 1998 to 27.1% in fourth quarter 1999.

    NET INCOME -- Net loss for fourth quarter 1999 of $1.4 million compares to the net income of $3.2 million for fourth quarter 1998. The net loss reported in the fourth quarter 1999 is a result of decreased sales, unplanned premerger costs and the patent claim adjustment mentioned above.

1999 COMPARED TO 1998

    NET SALES -- Net sales for 1999 of $534.4 million decreased by $30.1 million or 5.3% from 1998 net sales of $564.5 million. Net sales decreased by 3.7% excluding the impact of currency fluctuation. Sales declines in agriculture of $17.9 million and in turf care of $16.0 million accounted for the majority of the decline. The Company's specialty market experienced an increase of $6.5 million over 1998 levels along with construction which saw sales increase by $8.0 million. Each of the Company's product lines experienced decreased sales levels from 1998 with hydrostatics down $14.7 million, open circuit gear products and piston pumps down $10.8 million and electrohydraulics and controls down $4.6 million. Net sales in North America of $377.9 million and in Europe of $218.0 million in 1999 declined from 1998 by 3.8% and 9.2%, respectively.

    COST OF SALES -- Cost of sales for 1999 of $408.5 million was 76.4% of net sales, slightly higher than the 75.9% of net sales for 1998. Higher cost of sales was due to the initial start-up costs of the Lawrence, Kansas, facility coupled with higher overall fixed costs related to the Company's recent high levels of capital investments drove this percentage up, but was partially offset by the Company's efforts to reduce and control costs in all locations during 1999 in light of the decline in the agriculture and turf care markets.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses for 1999 of $58.4 million increased by $3.9 million or 7.2% from 1998 expenses of $54.5 million, representing the patent reserve and higher legal fees at the Company's Sullivan, Illinois, facility mentioned above in addition to higher fixed costs related to past investments in information technology equipment.

    RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses of $23.3 million increased by $1.2 million, or 5.4% from 1998 and represent 4.4% of total net sales for 1999. This continued high level of spending on research and development reflects the Company's ongoing development of new customer programs and demonstrates the Company's emphasis on being the technology leader.

    NONOPERATING EXPENSES, NET -- Net nonoperating expenses for 1999 of
$8.7 million were $0.3 million higher than 1998 net expenses of $8.4 million. Net interest expense for 1999 of $8.6 million decreased by $0.2 million from 1998 net expense of $8.8 million, reflecting lower overall bank borrowings due to significantly reduced capital expenditures and decreases in working capital. Other, net expenses for 1999 increased by $0.5 million from 1998's other, net income relating to a loss on disposal of fixed assets at the Ames, Iowa, facility of $0.4 million and numerous immaterial items.

    PROVISION FOR INCOME TAXES -- Provision for income taxes for 1999 of
$10.9 million decreased by $4.5 million from 1998 provision for income taxes of $15.4 million. The decrease is a result of the decline in net income before income taxes of $12.7 million offset by an increase in the effective tax rate for 1999 of 37.7% compared to an effective tax rate for 1998 of 36.9%.

    NET INCOME -- Net income fell in 1999 to $18.1 million from $26.3 million in 1998, a decrease of $8.2 million or 31.2%. Declines in agriculture and turf care sales of 17.3% and 12.7%, respectively, coupled with the premerger costs and patent claim reserve mentioned in the fourth quarter discussion above led to the net income decline. As a result, North American 1999 net income of $17.0 million decreased by $8.3 million, or 32.8%, from 1998 net income of $25.3 million. Europe's 1999 net income of $2.5 million was down $3.2 million, or 56.1% from 1998 net income of $5.7 million.

    ORDER BACKLOG -- Total order backlog at the end of 1999 was $252.4 million, compared to $261.7 million at the end of 1998, a decrease of 3.6%. During the fourth quarter of 1999, $142.8 million in new orders were written, an increase of 9.6% compared to the fourth quarter of 1998, or an increase of 15.1% excluding the impact of currency fluctuation.

1998 COMPARED TO 1997

    NET SALES -- Net sales for 1998 of $564.5 million increased by $29.3 million or 5.5% from 1997 net sales of $535.2 million. Net sales increased by 5.7% excluding the impact of currency fluctuation. Net sales in North America of $392.9 million and in Europe of $240.0 million in 1998 showed improvement over 1997 of 6.3% and 2.7%, respectively. However, the majority of this increase occurred during the first half of 1998. Increased sales of hydrostatic transmissions, led by a $21.1 million increase in the turf care market, accounted for the major portion of the growth in net sales. Electrohydraulics and valves contributed $3.1 million to the increased sales levels. Gear pumps and motors experienced a decline in sales of $1.5 million due primarily to the slumping agriculture market in both Europe and North America.

    COST OF SALES -- Cost of sales for 1998 of $428.3 million was 75.9% of net sales, slightly higher than the 75.5% of net sales for 1997. Higher cost of sales due to initial start-up costs of the Lawrence, Kansas, facility coupled with the one-time adjustment for import duties reclassification and the reduced higher margin sales in Asia drove this percentage up, but was mostly offset by the Company's efforts to reduce and control costs during the latter part of 1998 in light of the economic softening.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses for 1998 of $54.5 million increased by $1.9 million or 3.6% from 1997 expenses of $52.6 million, representing general inflation. Early in 1998, the Company was continuing to invest in sales and marketing, information technology, and training to support the Company's growth plans and investments being made in manufacturing and research and development. However, the Company began to curb such investment later in the year to keep these costs in line with the current and projected sales growth. The Company anticipates these costs to remain level in 1999 as a percentage of sales as the Company focuses on keeping expenses in line with future sales projections.

    RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses of $22.1 million increased by $1.4 million, or 6.8% from 1997 and represent 3.9% of total net sales for 1998. This continued high level of spending on research and development reflects the Company's ongoing development of new customer programs and demonstrates the Company's emphasis on being the technology leader.

    NONOPERATING EXPENSES, NET -- Net nonoperating expenses for 1998 of
$8.4 million were $2.1 million higher than 1997 net expenses of $6.3 million. Net interest expense for 1998 of $8.8 million increased by $1.2 million over 1997 net expense of $7.6 million, reflecting higher bank borrowings from increased capital expenditures and working capital to support ongoing growth in sales and plans for future growth. Other, net expenses for 1998 increased by $0.9 million from 1997 relating to a loss on disposal of fixed assets at the West Branch, Iowa, facility of $0.5 million and numerous immaterial items.

    PROVISION FOR INCOME TAXES -- Provision for income taxes for 1998 of
$15.4 million decreased by $0.5 million from 1997 provision for income taxes of $15.9 million. The decrease is a result of the decline in net income before income taxes of $1.4 million. The effective tax rates for 1998 and 1997 were 36.9% and 37.0%, respectively.

    NET INCOME -- Net income fell slightly in 1998 to $26.3 million from $27.1 million in 1997, a decrease of $0.8 million or 3.0%. Degrading economic conditions as mentioned above, coupled with the significant one-time adjustment related to the import duties reclassification and start-up costs led to the net income decline. As a result, North American 1998 net income of $25.3 million decreased by $1.6 million, or 5.9%, from 1997 net income of $26.9 million. Europe's 1998 net income of $5.7 million was down $0.4 million, or 6.6% from 1997 net income of $6.1 million.

    ORDER BACKLOG -- Total order backlog at the end of 1998 was $261.7 million, compared to $277.5 million at the end of 1997, a decrease of 5.7%. During the fourth quarter of 1998, only $130.3 million in new orders were written, a drop of 27.4% compared to the fourth quarter of 1997. The primary driver in the decline in order backlog was the significant downturn in the agriculture market.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities in 1999, 1998 and 1997. In addition, a principle source of liquidity for 1998 was the Company's initial public offering.

    Net cash provided by operating activities for 1999 of $77.8 million increased by $14.3 million from $63.5 million for 1998. The increase between periods arose primarily from cash flow relating to improved management of inventories and accounts payable and increases in accrued liabilities and other working capital. Net borrowings under short and long-term credit facilities decreased in 1999 by $8.5 million compared to an increase in 1998 of $2.6 million and an increase in 1997 of $35.7 million. Net borrowings for 1998 showed little net change due to the net proceeds from the Company's initial public offering of $48.1 million during the second quarter.

    Capital expenditures for 1999 of $57.1 million decreased by $41.5 million from 1998 capital expenditures of $98.6 million. In 1999, the Company substantially reduced its amount of capital expenditures in light of the weak agriculture and turf care markets in particular and due to the reduced sales levels worldwide in general. The Company is continuing to evaluate its needs for capital expenditures to emphasize production capacity, flexibility and efficiency, and to improve product quality. In all, approximately 59% of 1999 capital expenditures occurred in North America, while 40% were in Europe and some small amounts in Asia.

    The cash provided by operating activities funded 1999 capital expenditures of $57.1 million, dividends of $7.7 million, distributions to minority interest partners of $6.7 million, and net repayments of borrowings of $8.5 million.

    In light of the economic conditions mentioned in the "Overview" above, the Company is in the process of reevaluating its capital expenditure requirements for the next few years. The primary emphasis will be on adding capacity to handle additional new programs, to continue to improve long-term efficiency and to remain cost competitive. For example, the recently completed Lawrence plant will produce medium power hydrostatic transmissions. This additional plant space will free up capacity at the Company's Ames facility which will be used to expand the production of high power hydrostatic transmissions for new programs. However, in light of the economic softening referred to earlier, the Company is slowing its plans to transition production to the new Lawrence facility. The Company's manufacturing plants in Slovakia and China, which started production in 1995 and 1997, respectively, are still under development and will require further investment in production machinery to increase their operating capacity and efficiency, although this will be done in consideration of economic conditions. The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities which have been reduced with the funds obtained from the Company's 1998 initial public offering of common stock. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

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

    DIVIDEND RESTRICTIONS -- At December 31, 1999, the Company had
$66.2 million of unused lines of credit, consisting primarily of committed U.S. lines of credit and uncommitted European lines of credit. The Company's ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants contained in the U.S. Operating Company's and German Operating Company's credit agreements, which limit the amount of dividends the U.S. Operating Company and German Operating Company can distribute to the Company. During 1999, the U.S. Operating Company made distributions to the Company of $5.3 million. At December 31, 1999, an additional $13.5 million was not restricted as to payment of dividends by the U.S. Operating Company. The German Operating Company did not make distributions to the Company during 1999 and at December 31, 1999, $6.4 million was not restricted as to the payment of dividends.

OTHER MATTERS

    YEAR 2000 STATUS UPDATE -- The Company had previously established a company-wide initiative to identify, evaluate and address Year 2000 issues. Included in the scope of this initiative were the operational and financial information technology systems, embedded software contained in machinery and equipment, and other end-user computing resources and building systems. In addition, the project included a review and evaluation of the Year 2000 compliance efforts of the Company's key suppliers and customers.

    The Company's Year 2000 project was completed primarily through the use of its internal information technology staff, with support from outside contractors where necessary. In addition, the Company's internal audit staff performed periodic evaluations of all of the Company's business units to assess Year 2000 readiness. On-site Year 2000 reviews were completed at the end of 1998 and follow-up reviews were completed by the end of the second quarter of 1999. The cost of the Company's information technology and internal audit staff to evaluate and upgrade the systems has not been separately accounted for or estimated as the Company does not believe this to be material. Although the Year 2000 project was a primary focus for each business unit, there were not any material information technology projects which were deferred due to the Year 2000 efforts. The cost of obtaining the operational and business system upgrades is part of the ongoing maintenance of the systems to remain current with new releases and accordingly, has not been separately accounted for or estimated.

    As of the time of this report, the Company has not encountered any infrastructure or facilities-related problems from the rollover to the Year 2000. Extensive system verification and testing of the Company's systems indicate that all systems are operating normally. In addition, the Company did not experience any unusual buying patterns by its customers which would have indicated a shift in reported results between 1999 and 2000. Likewise, the Company itself did not shift any purchases into 1999 as a means of mitigating Year 2000 risk. The Company is not aware of any significant issues related to the Year 2000 problem and continues to monitor the status of its operations, suppliers and distribution channels to ensure there are no significant business interruptions.

    EURO CURRENCY CONVERSION -- The Company began handling transactions in the Euro as of the beginning of 1999. Today, the Company actively invoices customers and receives invoices from suppliers in the Euro, however, the transactions are still considered to be in a "foreign currency". The transition period for this change is from January 1, 1999, through January 1, 2002. The Company continues to communicate with its affected customers, suppliers and financial institutions and to date, the currency change has not had a significant impact on these relationships. The Company does not have an estimate of the cost it has incurred or will incur to implement the Euro currency, but does not believe the costs have had or will have a material effect on the Company's financial condition or results of operations.

    ACQUISITIONS -- On January 22, 2000, the Company signed a definitive stock exchange agreement with Danfoss Murmann Holding A/S to acquire all of the outstanding stock of the Danfoss Fluid Power Companies which are wholly owned by Danfoss A/S. The Danfoss Fluid Power Companies, with headquarters in Nordborg, Denmark, design and manufacture orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The purchase price will consist of 16,149,812 shares of the Company's common stock in exchange for all of the outstanding shares of the Danfoss Fluid Power Companies and will be accounted for under the purchase method of accounting. The Company anticipates closing this transaction during the second quarter of 2000.

    On January 24, 2000, the Company acquired all of the outstanding stock of Custom Design Electronics of Sweden AB ("CDE") and its subsidiary company NOB Electronik AB ("NOB"). NOB, the operating company of CDE designs and manufactures electronic control systems both in mobile hydraulics and other areas. The purchase price consisted of 103,256 shares of the Company's common stock and $3.6 million in cash. The acquisition will be accounted for under the purchase method of accounting. For the twelve months ended December 31, 1999, CDE had net sales of approximately $3.9 million.

    OUTLOOK -- Despite the challenges which 1999 presented, the Company generated a record amount of operating cash flow and is positioned for better results once the agriculture and other business opportunities begin to improve. There are signs that the agriculture and turf care markets have bottomed out and that sales will start to increase later in 2000, although the Company is taking a very cautious approach in these areas. The construction and road building markets are expected to be somewhat higher, particularly in the U.S. as previously approved government money for road construction begins flowing at the various state levels. Asia, although still a relatively small market for the Company, has shown improvement during 1999 and significantly higher order backlog provides optimism for increased sales in 2000. Based on these conditions, the Company's worldwide sales are expected to increase in 2000. This, coupled with steps already taken to contain operating expenses and other fixed costs, such as reduced capital spending, leaves the Company guardedly optimistic that profits will be higher in 2000 than the lower 1999 levels.

                                   SCHEDULE I
                            SAUER INC. (PARENT ONLY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets --
  Cash......................................................  $     30   $     35
  Other current assets......................................     2,511      4,151
  Total current assets......................................     2,541      4,186
Receivables from subsidiaries...............................    15,446     33,631
Intangible assets, net......................................       950      1,031
Equity investment in subsidiaries*..........................   138,886    116,411
Other.......................................................        53      1,409
                                                              --------   --------
                                                              $157,876   $156,668
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.........................................  $    923   $    280
Payables to subsidiaries....................................     3,171      1,261
Other long-term liabilities.................................     3,030      6,223
                                                              --------   --------
Total liabilities...........................................     7,124      7,764
                                                              ========   ========
Stockholders' equity --
Common stock, par value $.01 per share, authorized
  45,000,000 in 1999 and 1998; issued 28,074,050 in 1999 and
  28,072,050 in 1998; outstanding 27,399,050 shares in 1999
  and 27,397,050 in 1998....................................       281        281
Additional paid-in capital..................................   120,053    120,092
Retained earnings...........................................    41,863     31,416
Accumulated other comprehensive income......................    (7,038)     1,813
Unamortized restricted stock compensation...................    (1,707)    (1,998)
Common stock in treasury (at cost), 675,000 shares in 1999
  and 1998..................................................    (2,700)    (2,700)
                                                              --------   --------
  Total stockholders' equity................................   150,752    148,904
                                                              --------   --------
                                                              $157,876   $156,668
                                                              ========   ========

------------------------

* Equity investment in subsidiaries, net, reported in the above condensed balance sheet as of December 31, 1999, includes $84,925 and $16,732 of net worth related to the U.S. and German Operating Companies, respectively. The U.S. Operating Company is subject to financial covenants related to its Revolving Credit Facility that, among other things, require that the U.S. Operating Company maintain net worth (as defined) of not less than the sum of $46,800, plus 35% of the U.S. Operating Company's quarterly net income, if positive, for each fiscal quarter ending on or after March 31, 1997. At December 31, 1999, restricted net worth was $71,395. The German Operating Company is subject to similar financial covenants that require the German Operating Company to maintain net worth of not less than 15% of total assets. At December 31, 1999, restricted net worth was $10,283.

                            SAUER INC. (PARENT ONLY)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Equity earnings of subsidiaries.......................  $    20,022   $    24,859   $    28,567

Expenses, net--
  Selling, general and administrative.................        5,461         2,857         5,921
  Interest (income) expense...........................       (1,390)         (900)          735
  Other (income) expense, net.........................           85           112           (31)
                                                        -----------   -----------   -----------
    Expenses, net.....................................        4,156         2,069         6,625
                                                        -----------   -----------   -----------
    Income from operations before income taxes........       15,866        22,790        21,942

Benefit for income taxes..............................        2,254         3,544         5,187
                                                        -----------   -----------   -----------

  Net income..........................................  $    18,120   $    26,334   $    27,129
                                                        ===========   ===========   ===========
Basic and diluted net income per common share.........  $      0.67   $      1.01   $      1.12
                                                        -----------   -----------   -----------

Weighted average basic shares outstanding.............   27,225,036    26,148,288    24,225,000
                                                        ===========   ===========   ===========
Weighted average diluted shares outstanding...........   27,240,193    26,150,302    24,225,000
                                                        ===========   ===========   ===========

                            SAUER INC. (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities--
Net income..................................................  $ 18,120   $ 26,334   $ 27,129
Adjustments to reconcile net income to net cash provided by
  operating activities--
    Equity earnings of subsidiaries.........................   (20,022)   (24,859)   (28,567)
    Dividends received from subsidiaries....................     5,300     12,000     21,879
    Depreciation and amortization...........................        81        360        421
    Change in working capital...............................     2,283     (1,979)    (6,415)
    Other...................................................    (4,265)        70      3,353
                                                              --------   --------   --------
    Net cash provided by operating activities...............     1,497     11,926     17,800
                                                              --------   --------   --------
Cash flows used in investing activities--
  Contributions to subsidiaries.............................         0     (6,595)    (9,680)
                                                              --------   --------   --------
Cash flows from financing activities--
  Repayments of long-term debt..............................        --    (15,000)        --
  Net financing from (to) subsidiaries......................     6,171    (30,724)      (895)
  Sale of common stock......................................        --     48,100         --
  Cash dividends............................................    (7,673)    (7,691)    (7,752)
                                                              --------   --------   --------
      Net cash used in financing activities.................    (1,502)    (5,315)    (8,647)
                                                              --------   --------   --------
Cash--
  Net increase (decrease) during the year...................        (5)        16       (527)
  Beginning balance.........................................        35         19        546
                                                              --------   --------   --------
  Ending balance............................................  $     30   $     35   $     19
                                                              ========   ========   ========

                                  SCHEDULE II

                          SAUER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT   CHARGED TO                 BALANCE AT
                                                     BEGINNING    COSTS AND    RECEIVABLES     END OF
                                                      OF YEAR      EXPENSES    WRITTEN OFF      YEAR
                                                     ----------   ----------   -----------   ----------
For the year ended December 31, 1997:
Allowance for Doubtful Accounts....................    $2,690        1,110         (605)       $3,195

For the year ended December 31, 1998:
Allowance for Doubtful Accounts....................    $3,195          128         (157)       $3,166

For the year ended December 31, 1999:
Allowance for Doubtful Accounts....................    $3,166          307         (278)       $3,195

                              REPORT ON SCHEDULES

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Sauer Inc.'s annual report to shareholders and included in this Form 10-K (File No. 333-48299), and have issued our report thereon dated February 16, 2000 (except with respect to the matter discussed in Note 17 as to which the date is March 8, 2000). Our audits were made for purposes of forming an opinion on those statements taken as a whole. Schedules I and II listed in Item 14.(a)(2) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          Arthur Andersen LLP

Chicago, Illinois
February 16, 2000