Form 10-Q
period 2000-04-02
SAUER DANFOSS INC
filed 2000-05-17
CIK 865754

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 2, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________


                        Commission File Number 333-48299

                               SAUER-DANFOSS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          36-3482074
-------------------------------------------------------------------------------
       (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                       Identification No.)

      2800 East 13th Street, Ames, Iowa                         50010-8600
-------------------------------------------------------------------------------
   (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code            (515) 239-6000
                                                      -------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

As of May 3, 2000, 45,309,118 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                -----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Income:
         Thirteen Weeks Ended April 2, 2000 and April 4, 1999 ...................   3

         Consolidated Balance Sheets:
         As of April 2, 2000 and December 31, 1999 ..............................   4

         Consolidated Statements of Cash Flows:
         Thirteen Weeks Ended April 2, 2000 and April 4, 1999 ...................   5

         Notes to Consolidated Financial Statements .............................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..............................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............  11


PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ..............................  12

Item 4.  Submission of Matters to a Vote of Security Holders ....................  12

Item 6.  Exhibits and Reports on Form 8-K .......................................  12


SIGNATURES ......................................................................  15

                           SAUER INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      Thirteen Weeks Ended
                                                      -----------------------------------------------------
                                                            April 2, 2000                April 4, 1999
                                                      --------------------------     ----------------------
NET SALES                                                              $163,479                   $153,097
                                                      --------------------------     ----------------------
COSTS AND EXPENSES:
  Cost of sales                                                         120,573                    114,082
  Selling, general and administrative                                    17,113                     14,684
  Research and development                                                7,199                      6,102
                                                      --------------------------     ----------------------

              Total costs and expenses                                  144,885                    134,868
                                                      --------------------------     ----------------------

              Operating income                                           18,594                     18,229
                                                      --------------------------     ----------------------

NONOPERATING INCOME (EXPENSES):
  Interest expense, net                                                  (2,156)                    (2,487)
  Royalty income                                                            179                        175
  Other, net                                                               (200)                      (117)
                                                      --------------------------     ----------------------

              Nonoperating expenses, net                                 (2,177)                    (2,429)
                                                      --------------------------     ----------------------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                                    16,417                     15,800

PROVISION FOR INCOME TAXES                                               (5,333)                    (4,642)
                                                      --------------------------     ----------------------

INCOME BEFORE MINORITY INTEREST                                          11,084                     11,158

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                                               (2,917)                    (3,094)
                                                      --------------------------     ----------------------

              Net income                                               $  8,167                   $  8,064
                                                      ==========================     ======================

  Basic and diluted net income per
       common share outstanding                                        $   0.30                   $   0.30
                                                      ==========================     ======================

  Dividends declared per common share                                  $   0.07                   $   0.07
                                                      ==========================     ======================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                 (Unaudited)
                                                                   April 2,               December 31,
                                                                     2000                     1999
                                                               -----------------        ------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $   9,169                 $   5,061
   Accounts receivable, less allowances                                100,449                    73,305
   Inventories                                                          76,710                    73,977
   Other current assets                                                 11,175                     9,242
                                                               -----------------        ------------------
                  Total current assets                                 197,503                   161,585
                                                               -----------------        ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     265,038                   269,485
                                                               -----------------        ------------------

OTHER ASSETS:
   Intangible assets, net                                                5,936                     2,663
   Deferred income taxes                                                 3,785                     4,273
   Other                                                                 5,723                     4,509
                                                               -----------------        ------------------
                  Total other assets                                    15,444                    11,445
                                                               -----------------        ------------------
                                                                     $ 477,985                 $ 442,515
                                                               =================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable and bank overdrafts                                 $  30,704                 $  19,312
   Long-term debt due within one year                                    1,565                     1,609
   Accounts payable                                                     40,731                    39,064
   Accrued salaries and wages                                           11,689                     8,901
   Accrued warranty                                                      7,471                     7,640
   Other accrued liabilities                                            25,947                    13,744
                                                               -----------------        ------------------
                  Total current liabilities                            118,107                    90,270
                                                               -----------------        ------------------

LONG-TERM DEBT                                                         111,081                   110,934
                                                               -----------------        ------------------

OTHER LIABILITIES:
   Long-term pension liability                                          32,671                    31,342
   Postretirement benefits other than pensions                          14,361                    14,361
   Deferred income taxes                                                 5,881                     5,448
   Other                                                                 3,493                     5,647
                                                               -----------------        ------------------
                  Total other liabilities                               56,406                    56,798
                                                               -----------------        ------------------

MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES               36,651                    33,761
                                                               -----------------        ------------------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share, authorized
       45,000,000 shares in 2000 and 1999; issued
       28,074,050 in 2000 and 1999; outstanding 27,502,306
       in 2000 and 27,399,050 in 1999                                      281                       281
    Additional paid-in capital                                         120,821                   120,053
    Retained earnings                                                   48,105                    41,863
    Accumulated other comprehensive income                              (9,549)                   (7,038)
    Unamortized restricted stock compensation                           (1,631)                   (1,707)
    Common stock in treasury (at cost),
        571,744 shares in 2000 and 675,000
        shares in 1999                                                  (2,287)                   (2,700)
                                                               -----------------        ------------------
                  Total stockholders' equity                           155,740                   150,752
                                                               -----------------        ------------------
                                                                     $ 477,985                 $ 442,515
                                                               =================        ==================

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SAUER INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Thirteen Weeks Ended
                                                                        --------------------------------------
                                                                            April 2,              April 4,
                                                                              2000                  1999
                                                                        ------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $   8,167            $  8,064
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization                                             10,453               9,595
        Minority interest in income of
            consolidated companies                                                 2,917               3,094
        (Increase) decrease in working capital -
            Accounts receivable, net                                             (28,629)            (26,136)
            Inventories                                                           (3,696)               3,177
            Accounts payable                                                       2,349               3,136
            Accrued liabilities                                                   14,596              10,825
        Other                                                                       (775)             (1,660)
                                                                        ------------------     ---------------
              Net cash provided by operating activities                            5,382              10,095
                                                                        ------------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                    (8,485)            (15,415)
    Payments for acquisitions, net of cash acquired                               (3,645)                  -
                                                                        ------------------     ---------------
                  Net cash used in investing activities                          (12,130)            (15,415)
                                                                        ------------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on notes payable and bank overdrafts                           12,205               1,123
    Net borrowings of long-term debt                                               1,618               5,561
    Cash dividends                                                                (1,925)             (1,918)
    Distributions to minority interest partners                                      (28)             (1,394)
                                                                        ------------------     ---------------
              Net cash provided by financing activities                           11,870               3,372
                                                                        ------------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES                                                   (1,014)               (135)
                                                                        ------------------     ---------------

CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period                                      4,108              (2,083)
    Beginning balance                                                              5,061               8,891
                                                                        ------------------     ---------------
              Ending balance                                                   $   9,169            $  6,808
                                                                        ==================     ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                              $     854            $  1,497
    Income taxes paid                                                          $      15            $    148


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   103,256 shares of common stock were issued on January 24, 2000
   in connection with the acquisition of NOB Electronik AB.                    $   1,180

                           SAUER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)       BASIS OF PRESENTATION AND USE OF ESTIMATES -

         The consolidated financial statements of Sauer Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 2, 2000 and April 4, 1999, and results of operations for the thirteen weeks ended April 2, 2000, and April 4, 1999, and cash flows for the thirteen weeks ended April 2, 2000 and April 4, 1999. These financial statements and notes are to be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission dated March 30, 2000.

2)       COMPREHENSIVE INCOME -

         Total comprehensive income, consisting of net income adjusted for foreign currency translation, is as follows:


                                                             Thirteen Weeks Ended
                                                             --------------------
                                                        April 2,                April 4,
                                                         2000                     1999
                                                ------------------------ ----------------------
         Net income                                     $ 8,167                  $ 8,064
         Translation adjustment                          (2,511)                  (6,124)
                                                ------------------------ ----------------------
         Comprehensive income                           $ 5,656                  $ 1,940
                                                ======================== ======================

3)       BASIC AND DILUTED PER SHARE DATA -

         Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method which applies the unamortized compensation expense to repurchase shares of common stock. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week periods ending April 2, 2000, and April 4, 1999:


                                             April 2, 2000                             April 4, 1999
                                 -------------------------------------     --------------------------------------
                                 Net Income         Shares        EPS      Net Income         Shares         EPS
                                 ----------         ------        ---      ----------         ------         ---
Thirteen Weeks:
---------------
Basic net income                     $8,167         27,304,370    $.30         $8,064         27,225,000     $.30
Effect of dilutive
securities:
    Restricted stock                      -              1,971       -              -                           -
                                 ----------         ----------    ----     ----------         ----------     ----
Diluted net income                   $8,167         27,306,341    $.30         $8,064         27,225,000     $.30
                                 ==========         ==========    ====     ==========         ==========     ====

4)       SEGMENT AND GEOGRAPHIC INFORMATION -

         The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

         The following table presents the significant items by segment for the results of operations for the thirteen week periods ending April 2, 2000, and April 4, 1999, and balance sheet data as of April 2, 2000 and December 31, 1999, respectively:


  THIRTEEN WEEKS
  ENDED:
                                             NORTH                          ALL
  APRIL 2, 2000                             AMERICA         EUROPE         OTHER        ELIMINATIONS             TOTAL
  -------------                            ---------       --------       --------      ------------           --------
  Trade sales                               $107,382       $ 54,976       $  1,121      $       -              $163,479
  Intersegment sales                          11,637          9,251            380        (21,268)     (1)            -
  Net income (loss)                            7,121          2,198            (43)        (1,109)     (2)        8,167
  Total assets                               263,199        210,904        195,446       (191,564)     (3)      477,985

  APRIL 4, 1999
  -------------
  Trade sales                               $ 98,102       $ 53,704       $  1,291      $       -              $153,097
  Intersegment sales                          10,589          8,858             46        (19,493)     (1)            -
  Net income (loss)                            7,799          1,065            244         (1,044)     (2)        8,064
  Total assets                               239,895        200,927        189,185       (187,492)     (3)      442,515

Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations - minority interest in German Operating Company.

(3) Total assets eliminations:


                                                                              2000             1999
                                                                          ---------        ---------
         Investment in subsidiaries                                       $(163,178)       $(158,150)
         Intersegment receivables                                           (28,470)         (27,757)
         Intersegment profit in inventory and other                              84           (1,585)
                                                                          ---------        ---------
       Total assets eliminations                                          $(191,564)       $(187,492)
                                                                          ==========       ==========


A summary of the Company's net sales by product line is presented below:


                                                                                   Net Sales
                                                                          --------------------------
                                                                              Thirteen Weeks Ended
                                                                          --------------------------
                                                                            2000               1999
                                                                          --------         ---------
Hydrostatic transmissions                                                 $131,566         $125,450
Open circuit gear pumps and motors and piston pumps                         19,758           17,938
Electrohydraulics and controls                                              12,155            9,709
                                                                          --------         --------
         Total                                                            $163,479         $153,097
                                                                          ========         ========

A summary of the Company's net sales and long-lived assets by geographic area is presented below:


                           Net Sales (1)
                       Thirteen Weeks Ended               Long-Lived Assets(2)
                     -------------------------          -----------------------
                       2000            1999               2000           1999
                     --------        --------           --------       --------
United States        $ 99,090         $91,026           $154,793       $147,999
Germany                13,257          13,927             41,917         46,166
United Kingdom          8,303           7,791             24,472         24,202
Slovakia                  116             189             34,535         33,868
Other countries        42,713          40,164             20,980         16,653
                     --------        --------           --------       --------
         Total       $163,479        $153,097           $276,697       $268,888
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

5)       SUBSEQUENT EVENTS -

         On May 3, 2000 the Company completed its acquisition of the Danfoss Fluid Power Companies and the Company has been renamed Sauer-Danfoss Inc. Sauer-Danfoss Inc. will continue to be listed under SHS on the New York Stock Exchange and under SAR on the Frankfurt Stock Exchange. The Danfoss Fluid Power Companies, with headquarters in Nordborg, Denmark, design and manufacture orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The purchase price consisted of 16,149,812 shares of the Company's common stock in exchange for all of the outstanding shares of the Danfoss Fluid Power Companies and will be accounted for by the purchase method of accounting for business combinations. In addition, the company will assume debt at a ratio consistent with the Company's December 31, 1999 debt to debt plus equity ratio as defined in the definitive stock exchange agreement.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 2000 COMPARED TO THIRTEEN WEEKS ENDED
APRIL 4, 1999

NET SALES - Net sales for first quarter 2000 of a record $163.5 million increased by $10.4 million, or 6.8% from first quarter 1999 net sales of $153.1 million. Net sales increased by 10.0% excluding the impact of currency fluctuation. All of the Company's markets except road-building experienced increases in the first quarter 2000 over first quarter 1999. Turf care sales increased 13.6%, construction was up 9.8%, agriculture up 5.3%, while the specialty market increased 1.2% and distribution/aftermarket was up 8.5% over first quarter 1999. Road-building declined by 6.0% from first quarter 1999. North American net sales for first quarter 2000 of $107.4 million increased by $9.3 million, or 9.5% from first quarter 1999 net sales of $98.1 million. The Company's Sullivan, Illinois, operations experienced an increase of $4.7 million in sales over first quarter 1999 driven by the strong increase in activity in the turf care market mentioned above. Additionally, the North American hydrostatics business unit had increased sales of $2.0 million over first quarter 1999 due primarily to two new products for the construction and specialty markets. The Company's electrohydraulics operations in Minneapolis, Minnesota, accounted for increased sales of $1.6 million over first quarter 1999. European net sales for first quarter 2000 of $55.0 million increased by $1.3 million, or 2.4% from first quarter 1999 net sales of $53.7 million. European net sales increased by 9.1% excluding the impact of currency fluctuation. Net sales in Europe were aided by an increase in the agriculture market of 3% or $0.5 million over first quarter 1999. In addition, Europe's net sales include $1.0 million of sales from NOB Electronik AB acquired in January 2000. East Asia net sales for first quarter 2000 decreased by $0.2 million, or 13.0% from first quarter 1999 sales driven primarily by lower sales in the Chinese market.

The following table sets forth the Company's net sales by market, in dollars (000's) and as a percentage of total net sales, for the thirteen weeks ended April 2, 2000, and April 4, 1999:


                                 April 2, 2000    % of Total    April 4, 1999     % of Total
                                 -------------    ----------    -------------     ----------
Agriculture                          $ 26,246         16.0          $ 24,928          16.3
Construction                           25,340         15.5            23,077          15.1
Turf Care                              41,610         25.5            36,625          23.9
Road-building                          19,884         12.2            21,164          13.8
Specialty                              12,552          7.7            12,408           8.1
Distribution and aftermarket           37,847         23.1            34,895          22.8
                                --------------    ----------    ------------      ----------

      Total                          $163,479        100.0          $153,097         100.0
                                ==============    ==========    =============     ==========

COST OF SALES - Cost of sales for first quarter 2000 of $120.6 million was 73.8% of net sales, compared to 74.5% of net sales for first quarter 1999. Cost of sales for first quarter 2000 as a percentage of sales decreased due to the higher volumes running through the Company's plants thereby increasing the absorption rate of overhead costs. In addition, the Company is continuing to emphasize controlling costs, particularly in Europe. The Company expects this trend to continue for the second quarter of 2000 but leveling off during the balance of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for first quarter 2000 of $17.1 million increased by $2.4 million, or 16.3% from first quarter 1999 expenses of $14.7 million. The increase reflects $1.1 million of employee severance costs and integration costs related to the Danfoss acquisition of $0.5 million. The remaining increase reflects staffing increases in the marketing area in addition to higher depreciation levels from information technology equipment. The employee severance costs were not related to the Danfoss acquisition, however, the Company anticipates higher costs in this area to continue due to integration activities and higher employment levels.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for first quarter 2000 of $7.2 million increased $1.1 million, or 18.0% from first quarter 1999 expenses of $6.1 million. The increase reflects the addition of engineering staff and prototype hardware in support of the Company's commitment to on-going product development.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for first quarter 2000 of $2.2 million were $0.2 million less than first quarter 1999 net expenses of $2.4 million. Net interest expense for first quarter 2000 of $2.2 million decreased by $0.3 million from first quarter 1999 net expense of $2.5 million due to lower overall borrowings in the first quarter of 2000. Net borrowings have declined due to reduced capital expenditures in 2000 compared to 1999.

PROVISION FOR INCOME TAXES - Provision for income taxes for first quarter 2000 of $5.3 million increased by $0.7 million from first quarter 1999 provision for income taxes of $4.6 million. The increase comes from the increase in net income before income taxes of $0.8 million and the increase in the effective tax rate for first quarter 2000 of 39.5% from the first quarter 1999 rate of 36.5%.

NET INCOME - Net income for first quarter 2000 of $8.2 million increased by $0.1 million, or 1.2% from first quarter 1999 net income of $8.1 million. Net income was impacted by the increase in sales for the quarter and the lower cost of sales level as a percentage of net sales as discussed above. North American first quarter 2000 net income of $7.1 million decreased by $0.7 million, or 9.0%, from first quarter 1999 net income of $7.8 million. North American net income was unfavorably impacted by the increase in selling, general and administrative expenses, higher research and development costs and the higher fixed costs from capital investments. European first quarter 2000 net income of $2.2 million increased by $1.1 million, or 100.0%, from first quarter 1999 net income of $1.1 million. The increase in European net income results directly from the increased sales volumes and throughput in the Company's European plants coupled with the efforts to improve operating efficiencies in those plants.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the thirteen week period ended April 2, 2000 of $4.7 million decreased by $5.4 million from the thirteen week period ended April 4, 1999 of $10.1 million. The decrease in operating cash flow resulted from the need to increase working capital to meet the higher sales demand in the first quarter, specifically in the areas of receivables, and to fund inventories to support increased sales demands in the second quarter of 2000.

Net borrowings under short and long term credit facilities for the thirteen week period ended April 2, 2000 were $13.8 million compared to the net borrowings in the thirteen week period ended April 4, 1999 of $6.7 million. Net borrowings were higher for the first quarter of 2000 due primarily to lower operating cash flow resulting in the need for additional borrowings to fund capital expenditures and the acquisition of NOB Electronik AB.

The cash provided by operating activities of $4.7 along with the net borrowings during the quarter of $13.8 million have funded 2000 capital expenditures during the first quarter of $7.8 million, dividends of $1.9 million, and payments for acquisitions of $3.6 million.

Capital expenditures for the first quarter of 2000 of $8.5 million decreased by $6.9 million from the first quarter of 1999 capital expenditures of $15.4 million. This reflects the Company's intent to reduce the level of capital expenditures from prior levels. The Company has made significant capital expenditures in recent years to increase manufacturing capacity, improve quality and increase flexibility. The Company now feels that it is well-positioned to handle near-term sales increases and seasonal fluctuations. The Company anticipates 2000 capital expenditures to be slightly lower than the 1999 levels. The primary emphasis will be on adding capacity for new programs, to continue to improve efficiency and for quality improvements. The Company intends to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements.

OTHER MATTERS

YEAR 2000 COMPLIANCE - As of the time of this report, the Company has not encountered any infrastructure or facilities related problems from the rollover to the Year 2000. Extensive system verification and testing of the Company's systems indicate that all systems are operating normally. In addition, the Company did not experience any unusual buying patterns by its customers which would have indicated a shift in reported results between 1999 and 2000. Likewise, the Company itself did not shift any purchases into 1999 as a means of mitigating Year 2000 risk. The Company is not aware of any significant issues related to the Year 2000 problem and continues to monitor the status of its operations, suppliers and distribution channels to ensure there are no significant business interruptions.

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

BUSINESS COMBINATIONS - On May 3, 2000, the Company completed its acquisition of the Danfoss Fluid Power Companies and the Company has been renamed Sauer-Danfoss Inc. Sauer-Danfoss Inc. will continue to be listed under SHS on the New York Stock Exchange and under SAR on the Frankfurt Stock Exchange. The Danfoss Fluid Power Companies, with headquarters in Nordborg, Denmark, design and manufacture orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The purchase price consisted of 16,149,812 shares of the Company's common stock in exchange for all of the outstanding shares of the Danfoss Fluid Power Companies and will be accounted for by the purchase method of accounting for business combinations. In addition, the Company will assume debt at a ratio consistent with the Company's December 31, 1999 debt to debt plus equity ratio as defined in the definitive stock exchange agreement.

On January 24, 2000, the Company completed its acquisition of Custom Design Electronics of Sweden AB ("CDE") and its subsidiary company NOB Electronik AB ("NOB"). NOB, the operating company of CDE, designs and manufactures electronic control systems both in mobile hydraulics and other areas. The purchase price consisted of 103,256 shares of the Company's common stock and $3.6 million in cash. The acquisition was accounted for under the purchase method of accounting for business combinations.

OUTLOOK - The Company began 2000 with a cautious outlook for the year with respect to higher sales and profitability levels over 1999. The first quarter of 2000 resulted in record sales levels, due in large part to the turf care and construction market increases in North America as discussed above. The agriculture market in Europe is beginning to show signs of improvement even though it is relatively stagnant in North America. The Company's major agriculture OEM's that shut down production operations during the third and fourth quarters of 1999 have started production again as of the first of the year. The road-building market has not yet improved as the Company had anticipated, indicating that the previously approved U.S. government funding for road construction has not begun flowing at the state levels. The European economies are expected to be stronger than 1999. In all, the Company feels that its planned 2000 sales levels can be achieved and that profits will be higher in 2000 than the lower 1999 levels.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 103,256 shares of its common stock and paid $3.6 million on January 24, 2000 to acquire all of the shares of Custom Design Electronics of Sweden AB ("CDE") and its subsidiary NOB Electronik AB, which manufactures and sells electronic control panels and related software. The shares of the Company's common stock were issued to three shareholders of CDE as follows:
Sture Bernhardsson - 41,220 shares; Goran Nilson - 41,220 shares; and Krister Lindkvist - 20,816 shares. No underwriter was involved and the shares of the Company's common stock were not registered under the Securities Act of 1933 ("1933 Act") for the reasons that the persons acquiring the shares are accredited investors under the 1933 Act and the shares were issued in a private offering exempt from registration pursuant to Section 4(2) of the 1933 Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the security holders for vote during the quarter ended April 2, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

Exhibit
  No.    Description of Document
-------  ------------------------
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

10.1(w) The Stock Purchase and Transfer Agreement dated January 24, 2000 relating to the acquisition of all the stock of Custom Design Electronics of Sweden AB is attached hereto.

10.1(x) The Employment Contract with David L. Pfeifle dated February 24, 2000 is attached hereto.

10.1(y) The Termination Agreement with Tonio P. Barlage dated march 31, 2000 is attached hereto.

10.1(z) The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S, and
         K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Registrant's proxy Statement filed on March 28, 2000, and is incorporated herein by reference.

10.1(aa) The Stock Purchase Agreement with Tonio P. Barlage and Maria Barlage dated March 31, 2000 is attached hereto.

27.1     Financial data schedule.

         (b)  REPORTS ON FORM 8-K

              1. On January 27, 2000, the Company filed a Current Report on From 8-K for the purpose of disclosing three press releases dated January 20, 2000, January 22, 2000, and January 25, 2000 related to the resignation of a Company officer, the signing of a definitive stock exchange agreement and the acquisition of Custom Design Electronics of Sweden AB.

              2. On March 1, 2000, the Company filed a Current Report on Form 8-K regarding a press release disclosing the Company's year end earnings.

              3. On March 10, 2000, the Company filed a Current Report on Form 8-K regarding the settlement of the Unipat lawsuit.

              4. On March 30, 2000, the Company filed a Current Report on Form 8-K regarding the filing of the definitive proxy statement for the acquisition of the Danfoss Fluid Power Companies and the receipt of all regulatory approvals related to the transaction.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sauer-Danfoss Inc.

                              By  /s/  Kenneth D. McCuskey


                              -------------------------------


                              Kenneth D. McCuskey, Vice President - Finance, Secretary/Treasurer, and Chief Accounting Officer Sauer-Danfoss Inc.

May 17, 2000