Form 10-Q
period 2000-07-02
SAUER DANFOSS INC
filed 2000-08-16
CIK 865754

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 2, 2000

                                              OR

     ( ) TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to _________



                        Commission File Number 333-48299


                               SAUER-DANFOSS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        36-3482074
-------------------------------------------------------------------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                       Identification No.)

 2800 East 13th Street, Ames, Iowa                         50010-8600
-------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)



Registrant's telephone number, including area code     (515) 239-6000
                                                     -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----       ----

As of August 16, 2000, 45,310,618 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                       -------------
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Income:
         Thirteen Weeks and Twenty-Six Weeks Ended July 2, 2000 and July 4, 1999             3

         Consolidated Balance Sheets:
         As of July 2, 2000 and December 31, 1999                                            4

         Consolidated Statements of Cash Flows:
         Twenty-Six Weeks Ended July 2, 2000 and July 4, 1999                                5

         Notes to Consolidated Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks                        13


PART II         OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                          14

Item 4.  Submission of Matters to a Vote of Security Holders                                14

Item 6.  Exhibits and Reports on Form 8-K                                                   15


SIGNATURES                                                                                  18

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                         -------------------------------      -------------------------------
                                                           July 2,           July 4,            July 2,           July 4,
                                                             2000             1999                2000             1999
                                                         -------------    --------------      -------------    --------------
NET SALES                                                    $225,772          $147,964           $389,251          $301,061
                                                         -------------    --------------      -------------    --------------
COSTS AND EXPENSES:
    Cost of sales                                             165,484           110,455            286,057           224,537
    Selling, general and administrative                        25,965            14,449             43,078            29,133
    Research and development                                    7,578             5,426             14,777            11,528
    Restructuring charges                                       2,418                 -              2,418                 -
                                                         -------------    --------------      -------------    --------------

              Total costs and expenses                        201,445           130,330            346,330           265,198
                                                         -------------    --------------      -------------    --------------

              Operating income                                 24,327            17,634             42,921            35,863
                                                         -------------    --------------      -------------    --------------

NONOPERATING INCOME (EXPENSES):
    Interest expense, net                                     (2,844)           (2,281)            (5,000)           (4,768)
    Other, net                                                (1,277)             (199)            (1,298)             (141)
                                                         -------------    --------------      -------------    --------------

              Nonoperating expenses, net                      (4,121)           (2,480)            (6,298)           (4,909)
                                                         -------------    --------------      -------------    --------------

INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                          20,206            15,154             36,623            30,954

PROVISION FOR INCOME TAXES                                    (6,364)           (4,670)           (11,697)           (9,312)
                                                         -------------    --------------      -------------    --------------

INCOME BEFORE MINORITY INTEREST                                13,842            10,484             24,926            21,642

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                                    (3,714)           (2,688)            (6,631)           (5,782)
                                                         -------------    --------------      -------------    --------------

              Net income                                      $10,128           $ 7,796           $ 18,295          $ 15,860
                                                         =============    ==============      =============    ==============

   Basic and diluted net income per
       common share outstanding                               $  0.26           $  0.28            $  0.55           $  0.58
                                                         =============    ==============      =============    ==============

   Dividends declared per common share                        $  0.07           $  0.07            $  0.14           $  0.14
                                                         =============    ==============      =============    ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             (Unaudited)
                                                                               July 2,              December 31,
                                                                                2000                   1999
                                                                           ----------------       ----------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                   $  23,358              $   5,061
    Accounts receivable, less allowances                                          163,107                 73,305
    Inventories                                                                   124,253                 73,977
    Other current assets                                                            9,426                  9,242
                                                                           ----------------       ----------------
                  Total current assets                                            320,144                161,585
                                                                           ----------------       ----------------

                                                                           ----------------       ----------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                410,181                269,485
                                                                           ----------------       ----------------

OTHER ASSETS:
    Goodwill and other intangible assets, net                                      75,640                  2,663
    Deferred income taxes                                                           7,236                  4,273
    Other                                                                           4,297                  4,509
                                                                           ----------------       ----------------
                  Total other assets                                               87,173                 11,445
                                                                           ----------------       ----------------
                                                                                $ 817,498              $ 442,515
                                                                           ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable and bank overdrafts                                           $  43,826              $  19,312
    Long-term debt due within one year                                              1,245                  1,609
    Accounts payable                                                               58,098                 39,064
    Accrued salaries and wages                                                     20,667                  8,901
    Accrued warranty                                                               10,481                  7,640
    Other accrued liabilities                                                      35,891                 13,744
                                                                           ----------------       ----------------
                  Total current liabilities                                       170,208                 90,270
                                                                           ----------------       ----------------

                                                                           ----------------       ----------------
LONG-TERM DEBT                                                                    197,976                110,934
                                                                           ----------------       ----------------

OTHER LIABILITIES:
    Long-term pension liability                                                    29,764                 31,342
    Postretirement benefits other than pensions                                    14,906                 14,361
    Deferred income taxes                                                          27,331                  5,448
    Other                                                                           6,250                  5,647
                                                                           ----------------       ----------------
                  Total other liabilities                                          78,251                 56,798
                                                                           ----------------       ----------------

MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES                          28,641                 33,761
                                                                           ----------------       ----------------

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share, authorized 75,000,000 shares in 2000 and 45,000,000 in 1999; issued 46,482,362 in 2000 and 28,084,550 in
        1999; outstanding 45,310,618 in 2000 and 27,409,550 in 1999                   465                    281
1999
    Additional paid-in capital                                                    301,624                120,053
    Retained earnings                                                              55,061                 41,863
    Accumulated other comprehensive income                                         (6,661)                (7,038)
    Unamortized restricted stock compensation                                         (58)                (1,707)
    Common stock in treasury (at cost),
        1,171,744 in 2000 and 675,000 shares in 1999                               (8,009)                (2,700)
                                                                           ----------------         --------------
                  Total stockholders' equity                                      342,422                150,752
                                                                           ----------------         --------------
                                                                                $ 817,498              $ 442,515
                                                                           ================         ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Twenty-Six Weeks Ended
                                                                           ---------------------------------------
                                                                               July 2,                July 4,
                                                                                2000                   1999
                                                                           ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 18,295               $15,860
    Adjustments to reconcile net income
        to net cash provided by operating activities
        Depreciation and amortization                                             23,947                17,850
        Minority interest in income of
            consolidated companies                                                 6,631                 5,782
       (Increase) decrease in working capital
        excluding effects of acquisitions -
            Accounts receivable, net                                             (11,886)              (25,299)
            Inventories                                                            1,898                15,540
            Accounts payable                                                     (24,381)                5,368
            Accrued liabilities                                                   16,905                13,348
            Other                                                                   (440)                  606
                                                                           ----------------       ----------------
              Net cash provided by operating activities                           30,969                49,055
                                                                           ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                   (24,282)              (34,469)
    Proceeds from sales of property, plant and equipment                              62                   296
    Payments for acquisitions, net of cash acquired                                5,126                     -
                                                                           ----------------       ----------------
                  Net cash used in investing activities                          (19,094)              (34,173)
                                                                           ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments)
        on notes payable and bank overdrafts                                      17,694                  (437)
    Net borrowings (repayments) of long-term debt                                  5,928                  (557)
    Cash dividends                                                                (5,097)               (3,837)
    Repurchase of common stock                                                    (5,722)                    -
    Distributions to minority interest partners                                   (4,874)               (5,439)
                                                                           ----------------       ----------------

              Net cash provided by (used in) financing activities                  7,929               (10,270)
                                                                           ----------------       ----------------

EFFECT OF EXCHANGE RATE CHANGES                                                   (1,507)                 (806)
                                                                           ----------------       ----------------

CASH AND CASH EQUIVALENTS:
    Net increase during the period                                                18,297                 3,806
    Beginning balance                                                              5,061                 8,891
                                                                           ----------------       ----------------

              Ending balance                                                     $23,358               $12,697
                                                                           ================       ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                                 $3,019                $3,336
    Income taxes paid                                                             $6,973                $3,357


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


Acquisition of Danfoss Fluid Power Companies:
    Common stock issued                                                           $180,232
    Long-term debt assumed                                                          81,180
    Other liabilities assumed                                                       66,648
                                                                           ----------------
                                                                                  $328,060

Allocated to:
    Cash acquired                                                                 $ 12,563
    Inventory                                                                       46,686
    Other current assets                                                            81,066
    Property, plant and equipment                                                  119,970
    Goodwill and other intangibles                                                  67,775
                                                                           ----------------
                                                                                  $328,060

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)     BASIS OF PRESENTATION AND USE OF ESTIMATES -

       The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 2, 2000 and December 31, 1999, and results of operations for the thirteen weeks and twenty-six weeks ended July 2, 2000 and July 4, 1999, and cash flows for the twenty-six weeks ended July 2, 2000 and July 4, 1999. These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

2)     BUSINESS COMBINATIONS -

       On May 3, 2000, the Company issued 16,149,812 shares of common stock in exchange for all of the outstanding shares of Danfoss Fluid Power Companies, which designs and manufactures orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The transaction has been accounted for under the purchase method of accounting for business combinations in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". A preliminary purchase price allocation has been performed based on independent appraisals resulting in goodwill of $67,775 being recorded. Since the independent appraisals are not yet complete, the final purchase price allocations will result in changes to the amount of recorded assets and goodwill. Accordingly, the accompanying consolidated statements of income and cash flows include the effects of the Danfoss Fluid Power Companies since May 3, 2000.

3)     RECLASSIFICATION -

       Certain previously reported amounts have been reclassified to conform to the current period presentation.

3)     COMPREHENSIVE INCOME -

       Total comprehensive income, consisting of net income adjusted for foreign currency translation, is as follows:




                                                                  Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                              ---------------------------     --------------------------
                                                                  July 2,       July 4,       July 2,         July 4,
                                                                   2000          1999           2000           1999
                                                               -------------- ------------ --------------- --------------
         Net income                                                $10,128       $7,796        $18,295       $15,860
         Translation adjustment                                      2,889       (5,293)           377       (11,635)
                                                               -------------- ------------ --------------- --------------
         Comprehensive income                                      $13,017       $2,503        $18,672        $4,225
                                                               ============== ============ =============== ==============


4)     BASIC AND DILUTED PER SHARE DATA -

       Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and twenty-six week periods ending July 2, 2000, and July 4, 1999:


                                             JULY 2, 2000                                       JULY 4, 1999
                                             ------------                                       ------------
                                 NET INCOME         SHARES         EPS             NET INCOME       SHARES          EPS
                                 ----------         ------         ---             ----------       ------          ---
THIRTEEN WEEKS:
Basic net income                 $ 10,128        39,203,658        $.26             $ 7,796        27,225,247      $.28
Effect of dilutive
securities:
    Restricted stock                    -               811           -                   -               446         -
                               ==========       ===========       =====            ========       ===========     =====
Diluted net income               $ 10,128        39,204,469        $.26             $ 7,796        27,225,693      $.28
                               ==========       ===========       =====            ========       ===========     =====

TWENTY-SIX WEEKS:
Basic net income                 $ 18,295        33,194,651       $.55              $15,860        27,225,122      $.58
Effect of dilutive
securities:
    Restricted stock                    -             1,397          -                    -               219         -
                               ==========       ===========       =====            ========       ===========     =====
Diluted net income               $ 18,295        33,196,048       $.55              $15,860        27,225,341      $.58
                               ==========       ===========       =====            ========       ===========     =====


5)     SEGMENT AND GEOGRAPHIC INFORMATION -

       The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

       The following table presents the significant items by segment for the results of operations for each of the thirteen and twenty-six week periods ending July 2, 2000 and July 4, 1999, and balance sheet data as of July 2, 2000 and December 31, 1999, respectively:



    THIRTEEN WEEKS ENDED:
        JULY 2, 2000                    NORTH AMERICA         EUROPE      ALL OTHER        ELIMINATIONS          TOTAL
    --------------------                -------------         ------      ---------        ------------          -----
  Trade sales                             $ 133,632          $ 90,836     $  1,304        $       -            $ 225,772
  Intersegment sales                         11,347            16,184          500          (28,031)(1)                -
  Net income (loss)                           6,575             3,803          127             (377)(2)           10,128
  Total assets                              343,259           434,272      404,176         (364,209)(3)          817,498

        JULY 4, 1999
    --------------------
  Trade sales                             $  94,381          $ 51,677       $1,906        $       -            $ 147,964
  Intersegment sales                          9,633             8,609           84          (18,326)(1)                -
  Net income (loss)                           6,597             1,719          503           (1,023)(2)            7,796
  Total assets                              252,153           203,429      191,831         (188,529)(3)          458,884

  TWENTY-SIX WEEKS ENDED:
        JULY 2, 2000                    NORTH AMERICA         EUROPE      ALL OTHER        ELIMINATIONS          TOTAL
  ------------------------              --------------        ------      ----------      --------------         -----
  Trade sales                             $ 241,014          $145,812     $  2,425        $       -            $ 389,251
  Intersegment sales                         22,984            25,435          880          (49,299)(1)                -
  Net income (loss)                          13,696             6,001           84           (1,486)(2)           18,295
  Total assets                              343,259           442,580      404,176         (372,517)(3)          817,498

     JULY 4, 1999
  ------------------
  Trade sales                             $ 192,483          $105,381     $  3,197        $       -            $ 301,061
  Intersegment sales                         20,222            17,467          130          (37,819)(1)                -
  Net income (loss)                          14,396             2,784          747           (2,067)(2)           15,860
  Total assets                              252,153           203,429      191,831         (188,529)(3)          458,884

Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations - minority interest in German Operating Company.

(3) Total assets eliminations:

                                                                                         2000            1999
                                                                                         ----            ----
         Investment in subsidiaries                                                    $(300,465)       $(144,926)
         Intersegment receivables                                                        (60,987)         (42,279)
         Intersegment profit in inventory and other                                       (2,757)          (1,324)
                                                                                       ---------        ---------

       Total assets eliminations                                                       $(364,209)       $(188,529)
                                                                                       =========        =========

A summary of the Company's net sales by product line is presented below:

                                                                                          Net Sales
                                                                 ----------------------------------------------------------
                                                                     Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                                 ---------------------------- -----------------------------
                                                                      2000          1999          1999             1999
                                                                      ----          ----          ----             ----

Hydrostatic transmissions                                           $156,868         $121,320      $288,434       $246,770
Open circuit gear pumps and motors and piston pumps                   37,302           16,882        57,060         34,820
Electrohydraulics and others                                          31,602            9,762        43,757         19,471
                                                                 ---------------------------------------------------------
         Total                                                      $225,772         $147,964      $389,251       $301,061
                                                                 =========================================================

A summary of the Company's net sales and long-lived assets by geographic area is presented below:


                                         Net Sales  (1)                                Long-Lived Assets
                                         --------------
                      Thirteen Weeks Ended       Twenty-Six Weeks Ended                   Assets (2)
                      --------------------       ----------------------                   ----------
                       2000          1999         2000           1999                  2000             1999
                       ----          ----         ----           ----                  ----             ----

United States          $135,443     $ 86,744      $234,533       $177,770              $199,077         $153,921
Germany                  18,289       12,462        31,546         26,389                50,157           45,460
United Kingdom           11,279        7,719        19,582         15,510                22,944           24,896
Denmark (3)                  32            -            32              -                71,140                -
Slovakia (3)                147          213           263            402                33,973           36,092
Other countries          60,582       40,826       103,295         80,990               112,827           16,288
                       -----------------------------------------------------------------------------------------
         Total         $225,772     $147,964      $389,251       $301,061              $490,118         $276,657
                       =========================================================================================

(1)    Net sales are attributed to countries based on location of customer.

(2) Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.

(3) Majority of this country's sales are shipped outside of the home country where the product is produced.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 2, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 4, 1999

On May 3, 2000 the Company completed the acquisition of Danfoss Fluid Power ("DFP") by issuing 16,149,812 shares of common stock in exchange for all of the shares of DFP and changed its name from Sauer Inc. to Sauer-Danfoss Inc. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of the acquisition of DFP beginning May 3, 2000.

NET SALES - The Company reported record sales for second quarter 2000 of $225.8 million, an increase of $77.8 million, or 52.6% from second quarter 1999 net sales of $148.0 million. On a comparable basis, Sauer-only net sales increased by 13.6% or $20.1 million and increased by 16% excluding the effects of foreign currency. Net sales increased in all markets the Company serves except for road-building, which declined 6.9% from second quarter 1999. Agriculture increased 5.9%, construction increased 10.5%, specialty increased 17.5% and turf care increased 41.7% from comparable amounts in second quarter 1999. North American net sales, Sauer-only, for second quarter 2000 of $114.6 million increased by $20.2 million, or 21.4% from second quarter 1999 net sales of $94.4 million. European net sales, Sauer-only, for second quarter 2000 of $51.2 million decreased by $0.5 million, or 1.0% from second quarter 1999 net sales of $51.7 million. European net sales increased by 6.4% excluding the impact of currency fluctuation. East Asia net sales for second quarter 2000 decreased by $0.6 million from second quarter 1999.

The following table sets forth the Company's Sauer-only net sales by market for comparable purposes, in dollars (000's) and as a percentage of total Sauer-only net sales, for the thirteen weeks ended July 2, 2000 and July 4, 1999:

                                                      July 2, 2000      % of Total      July 4, 1999      % of Total
                                                   ------------------- -------------- ------------------ -------------
Agriculture                                              $ 25,370            15.1           $ 23,946           16.2
Construction                                               26,768            15.9             24,217           16.4
Turf Care                                                  42,778            25.5             30,190           20.4
Road-building                                              18,701            11.1             20,094           13.6
Specialty                                                  14,486             8.6             12,325            8.3
Distribution and aftermarket                               40,043            23.8             37,192           25.1
                                                   -------------------------------------------------------------------

      Total                                              $168,146           100.0           $147,964          100.0
                                                   ===================================================================

COST OF SALES - Cost of sales for second quarter 2000 of $165.5 million was 73.3% of net sales, compared to 74.7% of net sales for second quarter 1999. The lower cost of sales percentage in relation to sales reflects the higher absorption rates experienced due to the higher sales levels offset partially by the $1.4 million flow through of the fair market value write-up of DFP inventory associated with products sold during the quarter. The Company anticipates an additional $0.7 million of inventory flow-through for the DFP inventory in the third quarter of 2000. Cost of sales as a percentage of net sales for the former DFP companies were comparable to those of Sauer for the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for second quarter 2000 of $26.0 million increased by $11.6 million, or 80.6% from second quarter 1999 expenses of $14.4 million. $8.1 million of this increase is due to the inclusion of two months of DFP results. The majority of the remaining $3.5 million increase is due to vesting of outstanding restricted stock which was triggered by the merger and other merger-related integration costs.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for second quarter 2000 of $7.6 million increased $2.2 million or 40.7% from second quarter 1999 expenses of $5.4 million. The inclusion of DFP for two months accounts for $0.8 million of this increase. The remaining increase relates to significant development activities for new programs including material for prototypes and increased headcount to support these programs.

RESTRUCTURING CHARGES - During the second quarter of 2000, the Company recorded $2.4 million of restructuring charges related to the closing of its Newtown, Pennsylvania, facility; the operations were relocated to Easley, South Carolina. This charge related to severance costs, lease cancellation and asset impairment of certain assets. The Company anticipates an additional $1.6 to $2.0 million charge related to this move to occur in the third quarter 2000.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for second quarter 2000 of $4.1 million increased by $1.6 million from second quarter 1999 net expenses of $2.5 million. Net interest expense for second quarter 2000 of $2.8 million increased by $0.5 million from second quarter 1999 net expense of $2.3 million. The increase in net interest expense relates to the increased debt related to the DFP acquisition. Other expense, net, for second quarter 2000 increased by $1.1 million from second quarter 1999 due primarily to currency exchange losses, and losses on disposal of property, plant and equipment in the ordinary course of business.

PROVISION FOR INCOME TAXES - Provision for income taxes for second quarter 2000 of $6.4 million increased by $1.7 million from second quarter 1999 provision for income taxes of $4.7 million. The increase comes from the increase in income before income taxes of $4.0 million as well as an increase in the effective tax rate for second quarter 2000 of 38.6% from the second quarter 1999 rate of 37.5%.

NET INCOME - Net income for second quarter 2000 of $10.1 million increased by $2.3 million, or 29.5% from second quarter 1999 net income of $7.8 million. The increase in net income was driven by the increased sales volumes and the effects of the two months of DFP results, offset partially by the one-time charges and merger-related costs discussed above. North American second quarter 2000 net income of $6.6 million remained level with second quarter 1999 net income of $6.6 million, despite all of the restructuring and merger-related charges discussed above. European second quarter 2000 net income of $3.8 million increased by $2.1 million, or 123%, from second quarter 1999 net income of $1.7 million. The increase in European net income results from the improved economic conditions currently being experienced in Europe as well as the two months of DFP results.

TWENTY-SIX WEEKS ENDED JULY 2, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 4, 1999

NET SALES - Net sales for first half 2000 of $389.3 million increased by $88.2 million, or 29.3% from first half 1999 net sales of $301.1 million. On a comparable basis, Sauer-only net sales of $331.6 million increased by $30.5 million or 10.1% from first half of 1999. Sauer-only net sales increased 13.0% from first half 1999 excluding the impact of currency fluctuation. North American net sales for the first half 2000 of $241.0 million increased by $48.5 million, or 25.2% from first half 1999 net sales of $192.5 million. On a comparable basis, Sauer-only net sales in North America increased $30.5 million or 15.9% from first half 1999. This increase was driven by the increases in agriculture, construction, turf care and specialty markets offset somewhat by the decline in the road-building market as mentioned above. European net sales for the first half 2000 of $145.8 million increased by $40.4 million, or 38.3% from first half 1999 net sales of $105.4 million. Sauer-only European net sales increased by $0.8 million or 0.8% from first half 1999. Net sales, Sauer-only, for East Asia for the first half 2000 decreased by $0.8 million from the higher first half 1999 levels.

The following table sets forth the Company's Sauer-only net sales by market for comparable purposes, in dollars (000's) and as a percentage of total Sauer-only net sales, for the twenty-six weeks ended July 2, 2000, and July 4, 1999:



                                                                      July 2,      % of        July 4,    % of
                                                                        2000        Total       1999       Total
                                                                   --------------- --------- ------------ --------
Agriculture                                                          $ 51,600        15.6        $48,873     16.2
Construction                                                           52,115        15.7         47,302     15.7
Turf Care                                                              84,387        25.4         66,792     22.2
Road-building                                                          38,569        11.6         41,256     13.7
Specialty                                                              27,053         8.2         24,734      8.2
Distribution and aftermarket                                           77,901        23.5         72,104     24.0
                                                                   ----------       -----       --------   ------
      Total                                                          $331,625       100.0       $301,061    100.0
                                                                   ==========       =====       ========   ======

COST OF SALES - Cost of sales for the first half 2000 of $286.1 million was 73.5% of net sales, compared to 74.6% of net sales for first half 1999. As mentioned above, this improvement in cost absorption relates to the higher sales volumes offset partially by the inventory impact of $1.4 million related to the DFP inventory. In addition, the Company is experiencing production efficiencies from the previous high levels of capital expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the first half 2000 of $43.1 million increased by $14.0 million, or 48.1% from first half 1999 expenses of $29.1 million. The increase reflects $8.1 million from two months of DFP results as mentioned above in addition to the other merger-related costs being incurred to integrate the former DFP companies with the former Sauer organization.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for the first half 2000 of $14.8 million increased by $3.3 million, or 28.7% from first half 1999 expenses of $11.5 million. On-going product development activity in the agriculture, construction and specialty markets is driving a significant amount of increased cost in this area for proto-type development, as well as including two months of DFP results. In addition, the Company continues to add engineers to support these product development programs.

RESTRUCTURING CHARGES - Year to date restructuring charges of $2.4 million occurred in the second quarter of 2000 as discussed above.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for first half 2000 of $6.3 million increased by $1.4 million from first half 1999 net expenses of $4.9 million. Net interest expense for first half 2000 of $5.0 million increased by $0.2 million from the first half 1999 net expense of $4.8 million, reflecting higher overall borrowings associated with the DFP acquisition. Other expense, net, for first half 2000 increased by $1.2 million from first half 1999 relating primarily to currency exchange losses and losses on disposals of fixed assets offset partially by an increase in royalty income from the Company's Japanese licensee.

PROVISION FOR INCOME TAXES - Provision for income taxes for first half 2000 of $11.7 million increased by $2.4 million from first half 1999 provision for income taxes of $9.3 million. The increase comes primarily from the increase in income before income taxes of $4.8 million coupled with an increase in the effective tax rate for first half 2000 of 39.0% from the first half 1999 rate of 37.0%.

NET INCOME - Net income for the first half of 2000 of $18.3 million increased by $2.4 million, or 15.1% from first half 1999 net income of $15.9 million. North American first half 2000 net income of $13.7 million decreased by $0.7 million, or 4.9% from first half 1999 net income of $14.4 million. North American net income was unfavorably impacted primarily by the restructuring charges related to the closing of the Newtown, Pennsylvania facility as mentioned above as well as other merger integration costs. European first half 2000 net income of $6.0 million increased by $3.2 million, or 114%, from first half 1999 net income of $2.8 million, aided by two months of DFP net income totaling $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first half 2000 of $31.0 million decreased by $18.1 million from the first half 1999 of $49.1 million. The decrease in operating cash flow resulted primarily from higher overall receivables due to the record sales levels in addition to a reduction in accounts payable.

Net borrowings under short and long term credit facilities for the first half of 2000 were $23.6 million compared to the first half 1999 net repayments of $1.0 million. Net borrowings have increased from 1999 to support the higher overall level of sales activity as well as to support the DFP acquisition.

The cash provided by operating activities of $31.0 million have funded 2000 first half capital expenditures of $24.3 million, dividends of $5.1 million, distributions to minority interest partners of $4.9 million and common stock repurchases of $5.7 million with net borrowings of $23.6 million and net cash acquired of $5.1 million covering the balance of these cash outflows.

Capital expenditures for the first half of 2000 of $24.3 million decreased by $10.2 million from the first half 1999 capital expenditures of $34.5 million. On a comparable basis, Sauer-only capital expenditures are down $15.1 million from 1999 levels. The decrease is in line with the Company's expectations. The higher level of capital expenditures in prior years is now in place to support the Company's future growth plans. Additional capital expenditures will be made after considering current economic conditions, the pace of on-going product development, and the need for production efficiencies. The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements into 2001.

OTHER MATTERS

ACQUISITIONS - The Company has announced that it has entered into a memorandum of understanding to purchase Compact Controls, Inc., a manufacturer of cartridge valves and manifolds based in Portland, Oregon. With sales of approximately $33 million and approximately 275 employees, Compact Controls is expected to further expand the Company's systems capabilities.

OUTLOOK - The Company continues to be optimistic with respect to 2000 sales levels being slightly higher than 1999 levels on a Sauer-only comparable basis. Continued strength in the construction, turf care and specialty markets contributes to this optimism, although there is a definite weakness developing in the road-building market. The expected impact from the U.S. Government's funding of the TEA-21 bill for road construction has not currently been felt at the OEM level. Agricultural markets are showing signs of improvement worldwide, but the Company remains cautious in this area. Net income for 2000 is expected to be somewhat higher than the 1999 reported amounts.

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

The Company issued 16,149,812 shares of its common stock on May 3, 2000 to acquire all of the shares of Danfoss Fluid Power A/S and Danfoss Fluid Power Inc., which design and manufacture orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The shares of the Company's common stock were issued to Danfoss Murmann Holding A/S, a Danish company formed by the entities and persons under the control of Danfoss A/S and Klaus H. Murmann. The Danfoss transaction and issuance of shares were described in the proxy statement furnished to the stockholders of the Company in connection with the Special Meeting held on May 3, 2000, the voting results of which are set forth below in
Item 4.

The Company issued 2,250,000 shares of its common stock upon termination of the Limited Partnership among the Company, its German operating subsidiary and three entities owned by the Klaus Murmann family (such three entities referred to herein as the "Limited Partners"). Pursuant to the Limited Partnership Agreement, upon termination, the Company was required to issues these shares of common stock, together with other consideration, in complete satisfaction of all Limited Partners' claims. The shares of the Company's common stock were issued to the three Limited Partners as follows: Sauer GmbH & Co. Hydraulik KG - 1,912,500 shares; Sauer GmbH - 112,500 shares; and EMF Europaeische Marketing und Finanzmanagement Aktiengesellschaft -225,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a Special Meeting of Stockholders on May 3, 2000 and the voting results with respect to each issue presented before the meeting were as follows:

1. Issuance of 16,149,812 shares of the Company's Common Stock in connection with the Danfoss transaction:

    In Favor                                            22,986,481
    Against                                                 17,713
    Abstain                                                  5,410


2. Amend Certificate of Incorporation to increase number of authorized shares of Common Stock:

    In Favor                                            22,556,450
    Against                                                450,667
    Abstain                                                  5,410

3. Amend Certificate of Incorporation to remove the classification of the Company's Board of Directors and related matters:

    In Favor                                            22,978,647
    Against                                                 25,506
    Abstain                                                  5,451


The Company held its Annual Meeting of Stockholders on May 3, 2000, at which stockholders elected nine directors to serve until the next annual meeting of stockholders.

Results of the voting were as follows:


VOTING ON DIRECTORS                                                   FOR          WITHHELD        TOTAL
-------------------                                                   ---          --------        -----
Ole Steen Andersen                                                    21,078,025       10,366     21,088,391
Jorgen M. Clausen                                                     21,010,510       77,881     21,088,391
Nicola Keim                                                           21,019,280       69,111     21,088,391
Johannes F. Kirchhoff                                                 21,079,604        8,787     21,088,391
Hans Kirk                                                             21,078,025       10,366     21,088,391
Klaus H. Murmann                                                      20,674,789      413,602     21,088,391
Sven Murmann                                                          21,079,180        9,211     21,088,391
David L. Pfeifle                                                      21,079,480        8,911     21,088,391
Richard M. Schilling                                                  21,078,480        9,911     21,088,391

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

Exhibit
  No.     Description of Document
-------   -----------------------
 3.1 The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached hereto.

 3.2 The Amended and Restated Bylaws of the Company dated May 3, 2000, is attached hereto.

 4 The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached hereto.

10.1(a) The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached hereto.

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

10.1(j) The Agreement and Amendment to Employment Agreement, effective May 3, 2000, relating to the Employment Contract referred to in 10.1(i) above with Klaus Murmann is attached hereto.

10.1(k) The Employment Contract with David L. Pfeifle is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.

10.1(l) The Executive Employment Agreement with Neils Erik Hansen dated May 3, 2000 is attached hereto.

10.1(m) The Employment Contract with Thomas Kittel is attached as Exhibit 10.1(m) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

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

10.1(s) The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached hereto.

10.1(t) The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(u)   The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as
          Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998 and is incorporated herein by reference.

10.1(v) The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(u) above is attached hereto.

10.1(w) The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment
          No. 1 to the Company's Registration Statement filed on April 23, 1998 and is incorporated herein by reference.

10.1(x) The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan referred to in 10.1(w) above is attached hereto.

10.1(y) The 1999 Sauer Inc. Bonus Plan is attached as Exhibit 10.1(a) to the Company's Form 10-Q filed on August 13, 1999 and is incorporated herein by reference.

10.1(z) The Amendment, effective May 3, 2000, to the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(y) above is attached hereto.

10.1(aa) The form of the Sauer-Danfoss Inc. Change in Control Agreement for U.S. Participants dated May 3, 2000 is attached hereto.

10.1(ab) The form of the Sauer-Danfoss Inc. Change in Control Agreement for European Participants dated May 3, 2000 is attached hereto.

10.1(ac) The Trademark and Trade Name Agreement dated May 3, 2000 between the Company and Danfoss A/S is attached hereto.

10.1(ad) The Stock Purchase and Transfer Agreement dated January 24, 2000 related to the acquisition of all of the stock of Custom Design Electronics of Sweden AB is attached as Exhibit 10.1(w) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.

10.1(ae) The Termination Agreement with Tonio P. Barlage dated March 31, 2000 is attached as Exhibit 10.1(y) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.

10.1(af) The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company's Proxy Statement filed on March 28, 2000 and is incorporated herein by reference.

10.1(ag) The Stock Purchase Agreement with Tonio P. Barlage and Maria Barlage dated March 31, 2000 is attached as Exhibit 10.1(aa) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.

27.1      Financial data schedule.

         (b)  REPORTS ON FORM 8-K

              1. On April 12, 2000 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated March 30, 2000 related to the proposed combination with Danfoss Fluid Power clearing U.S. and German regulatory reviews.

              2. On May 16, 2000 the Company filed a Current Report on Form 8-K related to the consummation of the acquisition of the Danfoss Fluid Power.

              3. On June 29, 2000 the Company filed a Current Report on Form 8-K for the purpose of disclosing a change in the Company's independent auditing firm.

              4. On June 30, 2000 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated June 13, 2000 announcing the second quarter dividend.

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



                                  Sauer-Danfoss Inc.


                                  By  /s/  Kenneth D. McCuskey
                                  -------------------------------

                                  Kenneth D. McCuskey,
                                  Vice President Finance and
                                  Chief Accounting Officer
                                  Sauer-Danfoss Inc.

August 16, 2000