Form 10-Q
period 2000-10-01
SAUER DANFOSS INC
filed 2000-11-15
CIK 865754

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 1, 2000

                                       OR

     ( ) TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to_______________


                        Commission File Number 333-48299

                               SAUER-DANFOSS INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   36-3482074
                                   ----------
                                  (IRS Employer
                               Identification No.)

                        2800 East 13th Street, Ames, Iowa
                        ---------------------------------
                     (Address of principal executive office)

                                   50010-8600
                                   ----------
                                   (Zip Code)

Registrant's telephone number, including area code (515) 239-6000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ------ ------

As of November 15, 2000, 45,311,618 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                              -------------

PART I            FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Statements of Income:
           Thirteen Weeks and Thirty-Nine Weeks Ended October 1, 2000 and October 3, 1999           3

           Consolidated Balance Sheets:
           As of October 1, 2000 and December 31, 1999                                              4

           Consolidated Statement of Stockholders' Equity:
           As of October 1, 2000 and December 31, 1999                                              5

           Consolidated Statements of Cash Flows:
           Thirty Nine Weeks Ended October 1, 2000 and October 3, 1999                              6

           Notes to Consolidated Financial Statements                                               8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                               11

Item 3.    Quantitative and Qualitative Disclosures About Market Risks                             14


PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                     15

Item 6.    Exhibits and Reports on Form 8-K                                                        15


SIGNATURES                                                                                         18

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                             ------------------------------------        ------------------------------------
                                                   October 1,          October 3,              October 1,          October 3,
                                                     2000                1999                    2000                1999
                                             ----------------    ----------------        ----------------    ----------------
NET SALES                                           $197,366            $115,068                $586,617            $416,129
                                             ----------------    ----------------        ----------------    ----------------
COSTS AND EXPENSES:
    Cost of sales                                    147,103              87,659                 433,160             312,196
    Selling, general and administrative               27,676              13,501                  70,754              42,634
    Research and development                           8,105               5,621                  22,882              17,149
    Restructuring charges                              6,559                   -                   8,977                   -
                                             ----------------    ----------------        ----------------    ----------------
                Total costs and expenses             189,443             106,781                 535,773             371,979
                                             ----------------    ----------------        ----------------    ----------------
                Operating income                       7,923               8,287                  50,844              44,150
                                             ----------------    ----------------        ----------------    ----------------
NONOPERATING INCOME (EXPENSES):
    Interest expense, net                             (2,882)             (1,634)                 (7,882)             (6,402)
    Other, net                                         3,934                  37                   2,636               (103)
                                             ----------------    ----------------        ----------------    ----------------
                Nonoperating expenses, net             1,052             (1,597)                 (5,246)             (6,505)
                                             ----------------    ----------------        ----------------    ----------------
INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                  8,975               6,690                  45,598              37,645

PROVISION FOR INCOME TAXES                            (3,408)             (2,137)                (15,105)            (11,449)
                                             ----------------    ----------------        ----------------    ----------------
INCOME BEFORE MINORITY INTEREST                        5,567               4,553                  30,493              26,196

MINORITY INTEREST IN INCOME OF
    CONSOLIDATED COMPANIES                              (236)               (919)                 (6,867)             (6,701)
                                             ----------------    ----------------        ----------------    ----------------
                Net income                            $5,331             $ 3,634                $ 23,626            $ 19,495
                                             ================    ================        ================    ================
   Basic and diluted net income per
       common share                                  $  0.12             $  0.14                 $  0.64             $  0.72
                                             ================    ================        ================    ================
   Dividends declared per common share               $  0.07             $  0.07                 $  0.21             $  0.21
                                             ================    ================        ================    ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            (Unaudited)
                                                                                             October 1,              December 31,
ASSETS                                                                                         2000                      1999
                                                                                       ------------------       --------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $ 24,778                    $ 5,061
    Accounts receivable, less allowances                                                        132,949                     73,305
    Inventories                                                                                 130,415                     73,977
    Other current assets                                                                          9,166                      9,242
                                                                                       ------------------       --------------------
                     Total current assets                                                       297,308                    161,585
                                                                                       ------------------       --------------------
                                                                                       ------------------       --------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                              400,016                    269,485
                                                                                       ------------------       --------------------
OTHER ASSETS:
    Goodwill and other intangible assets, net                                                    75,054                      2,663
    Deferred income taxes                                                                         6,765                      4,273
    Other                                                                                         4,210                      4,509
                                                                                       ------------------       --------------------
                     Total other assets                                                          86,029                     11,445
                                                                                       ------------------       --------------------
                                                                                               $783,353                   $442,515
                                                                                       ==================       ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable and bank overdrafts                                                           $41,967                    $19,312
    Long-term debt due within one year                                                            1,141                      1,609
    Accounts payable                                                                             60,226                     39,064
    Accrued salaries and wages                                                                   18,303                      8,901
    Accrued warranty                                                                             10,696                      7,640
    Other accrued liabilities                                                                    34,589                     13,744
                                                                                       ------------------       --------------------
                     Total current liabilities                                                  166,922                     90,270
                                                                                       ------------------       --------------------
                                                                                       ------------------       --------------------
LONG-TERM DEBT                                                                                  177,782                    110,934
                                                                                       ------------------       --------------------
OTHER LIABILITIES:
    Long-term pension liability                                                                  28,493                     31,342
    Postretirement benefits other than pensions                                                  14,909                     14,361
    Deferred income taxes                                                                        26,157                      5,448
    Other                                                                                         6,257                      5,647
                                                                                       ------------------       --------------------
                     Total other liabilities                                                     75,816                     56,798
                                                                                       ------------------       --------------------
MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES                                        27,904                     33,761
                                                                                       ------------------       --------------------
STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share, authorized 75,000,000 shares in 2000 and 45,000,000 in 1999; issued 46,483,362 in 2000 and 28,084,550 in 1999;
        outstanding 45,311,618 in 2000 and 27,399,050 in 1999                                       465                        281
    Additional paid-in capital                                                                  303,304                    120,053
    Retained earnings                                                                            57,221                     41,863
    Accumulated other comprehensive loss                                                        (17,992)                    (7,038)
    Unamortized restricted stock compensation                                                       (60)                    (1,707)
    Common stock in treasury (at cost),
        1,171,744 shares in 2000 and 675,000 shares in 1999                                      (8,009)                    (2,700)
                                                                                       ------------------         ------------------
                     Total stockholders' equity                                                 334,929                    150,752
                                                                                       ------------------         ------------------
                                                                                               $783,353                   $442,515
                                                                                       ==================         ==================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           NUMBER OF
                                                             SHARES       COMMON   PAID-IN   RETAINED
                                                           OUTSTANDING    STOCK    CAPITAL   EARNINGS
                                                           ------------------------------------------

YEAR ENDED DECEMBER 31, 1999:
  Beginning balance                                       27,397,050    $   281   $120,092   $31,416
  Comprehensive income:
    Net income                                                     -          -          -    18,120
    Pension adjustment                                             -          -          -         -
    Translation adjustment                                         -          -          -         -
  Total comprehensive income                                       -          -          -         -
    Restricted stock grant                                    12,500          -        126         -
    Restricted
       stock compensation                                          -          -          -         -
    Forfeitures of restricted stock                          (10,500)                 (165)        -
    Cash dividends,
        ($.28 per share)                                           -          -          -    (7,673)
                                                      -----------------------------------------------
              Ending balance                              27,399,050        281    120,053    41,863

PERIOD ENDED OCTOBER 1, 2000:
  Comprehensive income:
    Net income                                                     -          -          -    23,626
    Translation adjustment                                         -          -          -         -
  Total comprehensive income                                       -          -          -         -
    Treasury shares issued for
       acquisition                                           103,256          -        768         -
    Shares issued for acquisition                         16,149,812        161    180,070         -
    Repurchase of common stock                              (600,000)         -          -         -
    Shares issued to minority interest partner             2,250,000         23     19,665         -
    Common control - deemed
        dividend                                                                   (17,337)
    Restricted stock grant                                     9,500          -         85         -
    Restricted
       stock compensation                                          -          -          -         -
    Cash dividends,
        ($.21 per share)                                            -          -          -    (8,268)
                                                      -----------------------------------------------

              Ending balance                              45,311,618        465    303,304    57,221
                                                      ===============================================

See accompanying notes to consolidated financial statements.

                                                         ACCUMULATED  UNAMORTIZED
                                                           OTHER      RESTRICTED   COMMON
                                                        COMPREHENSIVE  STOCK       STOCK
                                                          INCOME     COMPENSATION IN TREASURY  TOTAL
                                                      -----------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
  Beginning balance                                       $    1,813    $(1,998)   $(2,700) $148,904
  Comprehensive income:
    Net income                                                     -          -          -         -
    Pension adjustment                                          (150)         -          -         -
    Translation adjustment                                    (8,701)         -          -         -
  Total comprehensive income                                       -          -          -     9,269
    Restricted stock grant                                         -       (126)         -         0
    Restricted
       stock compensation                                          -        252          -       252
    Forfeitures of restricted stock                                         165                    0
    Cash dividends,
        ($.28 per share)                                           -          -          -    (7,673)
                                                      -----------------------------------------------

              Ending balance                                  (7,038)    (1,707)    (2,700)  150,752

PERIOD ENDED OCTOBER 1, 2000:
  Comprehensive income:
    Net income                                                     -          -          -         -
    Translation adjustment                                   (10,954)         -          -         -
  Total comprehensive income                                       -          -          -    12,672
    Treasury shares issued for
       acquisition                                                 -          -        413     1,181
    Shares issued for acquisition                                   -          -         -   180,231
    Repurchase of common stock                                     -          -     (5,722)   (5,722)
    Shares issued to minority
         interest partner                                           -          -          -   19,688
    Common control - deemed
        dividend                                                                             (17,337)
    Restricted stock grant                                         -        (85)         -         -
    Restricted
       stock compensation                                          -      1,732          -     1,732
    Cash dividends,
        ($.21 per share)                                            -          -          -   (8,268)
                                                      -----------------------------------------------

              Ending balance                              $  (17,992)   $   (60)   $(8,009) $334,929
                                                      ==============================================

See accompanying notes to consolidated financial statements.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Thirty-Nine Weeks Ended
                                                                           ---------------------------------------------
                                                                              October 1,                 October 3,
                                                                                 2000                       1999
                                                                           ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $23,626                    $19,495
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                              37,544                     27,405
        Minority interest in income of
            consolidated companies                                                  6,867                      6,701
        Changes in working capital excluding
        effects of acquisitions:
            Accounts receivable, net                                                9,114                     (5,771)
            Inventories                                                            (9,822)                    10,559
            Accounts payable                                                      (16,710)                    (1,619)
            Accrued liabilities                                                    15,710                     10,285
            Other                                                                   3,380                      3,550
                                                                           ------------------         ------------------
                Net cash provided by operating activities                          69,709                     70,605
                                                                           ------------------         ------------------
CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property, plant and equipment                                    (44,323)                   (45,834)
    Proceeds from sales of property, plant and equipment                              444                        358
    Payments for acquisitions, net of cash acquired                                 5,126
                                                                                                                   -
                                                                           ------------------         ------------------
                  Net cash used in investing activities                           (38,753)                   (45,476)
                                                                           ------------------         ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments)
        on notes payable and bank overdrafts                                       18,230                     (5,818)
    Net repayments of long-term debt                                               (4,518)                    (8,722)
    Cash dividends                                                                 (8,268)                    (5,754)
    Repurchase of common stock                                                     (5,722)
                                                                                                                   -
    Distributions to minority interest partners                                    (7,608)                    (6,049)
                                                                           ------------------         ------------------
                Net cash used in financing activities                              (7,886)                   (26,343)
                                                                           ------------------         ------------------
EFFECT OF EXCHANGE RATE CHANGES                                                    (3,353)                    (1,745)
                                                                           ------------------         ------------------
CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the period                                      19,717                    (2,959)
    Beginning balance                                                               5,061                      8,891
                                                                          ------------------         ------------------
                Ending balance                                                    $24,778                     $5,932
                                                                           ==================         ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                                                  $3,086                     $4,452
    Income taxes paid                                                              $9,021                     $8,040



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Danfoss Fluid Power Companies:
    Common stock issued                                                          $180,232
    Long-term debt assumed                                                         81,180
    Other liabilities assumed                                                      66,648
                                                                        ------------------
                                                                                 $328,060
Allocated to:
    Cash acquired                                                                $ 12,563
    Inventory                                                                      46,686
    Other current assets                                                           81,066
    Property, plant and equipment                                                 119,970
    Goodwill and other intangibles                                                 67,775
                                                                        ------------------
                                                                                 $328,060

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SAUER-DANFOSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION AND USE OF ESTIMATES -

     The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of October 1, 2000 and December 31, 1999, and results of operations for the thirteen weeks and thirty-nine weeks ended October 1, 2000 and October 3, 1999, and cash flows for the thirty-nine weeks ended October 1, 2000 and October 3, 1999. These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

2)   BUSINESS COMBINATIONS -

     On January 24, 2000, the Company paid $3,600 and issued 103,256 shares of its common stock to aquire all of the assets of Custom Design Electronics of Sweden AB ("CDE") and its subsidiary NOB Electronik AB, which manufactures and sells electronic control panels and related software.

     On May 3, 2000, the Company issued 16,149,812 shares of common stock in exchange for all of the outstanding shares of Danfoss Fluid Power Companies, which designs and manufactures orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The transaction has been accounted for under the purchase method of accounting for business combinations in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". A preliminary purchase price allocation has been performed based on independent appraisals resulting in goodwill of $67,775 being recorded. Since the independent appraisals are not yet complete, the final purchase price allocations may result in changes to the amount of recorded assets and goodwill. Accordingly, the accompanying consolidated statements of income and cash flows include the effects of the Danfoss Fluid Power Companies since May 3, 2000.

3)   RECLASSIFICATION -

     Certain previously reported amounts have been reclassified to conform to the current period presentation.

4)   COMPREHENSIVE INCOME (LOSS) -

     Total comprehensive income (loss), consisting of net income adjusted for the effects of foreign currency translation, is as follows:

                                                        THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                        --------------------              -----------------------
                                                    October 1,        October 3,        October 1,        October 3,
                                                       2000              1999              2000              1999
                                             ------------------ ---------------- ----------------- -----------------
           Net income                                   $5,331           $3,634           $23,626           $19,495
           Translation adjustment                      (11,331)           4,061           (10,954)           (7,574)
                                             ------------------ ---------------- ----------------- -----------------
           Comprehensive income (loss)                 ($6,000)          $7,695           $12,672           $11,921
                                             ================== ================ ================= =================

5)   BASIC AND DILUTED PER SHARE DATA -

     Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company's long-term incentive plan and subject to risk of forfeiture. The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and thirty-nine week periods ending October 1, 2000, and October 3, 1999:

                                        OCTOBER 1, 2000                                     OCTOBER 3, 1999
                                        ---------------                                     ---------------
                               NET INCOME             SHARES         EPS            NET INCOME            SHARES         EPS
                               ----------             ------         ---            ----------            ------         ---
THIRTEEN WEEKS:
Basic net income                  $5,331            45,303,618      $.12              $3,634             27,226,050     $.14
Effect of dilutive
securities:
    Restricted stock                   -                 1,556         -                   -                 32,011        -
                       ------------------ --------------------- ---------  ------------------ ---------------------- --------
Diluted net income                $5,331            45,305,174      $.12              $3,634             27,258,061     $.14
                       ================== ===================== =========  ================== ====================== ========
THIRTY-NINE WEEKS:

Basic net income                 $23,626            37,201,618      $.64             $19,495             27,225,428     $.72
Effect of dilutive
securities:
    Restricted stock                   -                 1,450         -                   -                 10,701        -
                       ------------------ --------------------- ---------  ------------------ ---------------------- --------
Diluted net income               $23,626            37,203,068      $.64             $19,495             27,236,129     $.72
                       ================== ===================== =========  ================== ====================== ========

6)   SEGMENT AND GEOGRAPHIC INFORMATION -

     The Company's two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

     The following table presents the significant items by segment for the results of operations for each of the thirteen and thirty-nine week periods ending October 1, 2000 and October 3, 1999, and balance sheet data as of October 1, 2000 and December 31, 1999, respectively:


   THIRTEEN WEEKS
       ENDED:                        NORTH                             ALL
       ------                      ---------
   OCTOBER 1, 2000                  AMERICA           EUROPE          OTHER           ELIMINATIONS                  TOTAL
   ----------------                ---------         --------        -------          ------------                  -----
  Trade sales                      $ 103,837          $ 91,368       $ 2,161              $     -                $ 197,366
  Intersegment sales                  11,213            17,629           525             (29,367)   (1)                  -
  Net income (loss)                      694             5,693        (1,056)                   -   (2)              5,331

   OCTOBER 3, 1999
   ---------------
  Trade sales                        $73,258          $ 40,459         $1,351             $     -                $ 115,068
  Intersegment sales                   7,947             6,638            128            (14,713)   (1)                  -
  Net income                           3,680                47            382               (475)   (2)              3,634

   THIRTY-NINE WEEKS
       ENDED:                        NORTH                             ALL
       ------                      ---------
   OCTOBER 1, 2000                  AMERICA           EUROPE          OTHER           ELIMINATIONS                  TOTAL
   ----------------                ---------         --------        -------          ------------                 ------
  Trade sales                      $ 344,851         $ 237,180       $ 4,586              $     -                $ 586,617
  Intersegment sales                  34,197            43,064         1,405             (78,666)   (1)                  -
  Net income (loss)                   14,390            11,694          (972)             (1,486)   (2)             23,626
  Total assets                       341,609           415,615       400,704            (374,575)   (3)            783,353

   OCTOBER 3, 1999
   ---------------
  Trade sales                       $265,741         $ 145,840        $ 4,548             $     -                 $416,129
  Intersegment sales                  28,169            24,105            258            (52,532)   (1)                  -
  Net income                          18,076             2,831          1,130             (2,542)   (2)             19,495
  Total assets                       237,713           209,439        193,720           (189,900)   (3)            450,972

Reconciliations:

(1)  Elimination of intersegment sales.

(2) Net income eliminations - minority interest in German Operating Company.

(3)  Total assets eliminations:

                                                                      2000                1999
                                                                      ----                ----
           Investment in subsidiaries                             $(300,465)          $(145,106)
           Intersegment receivables                                 (73,877)            (43,350)
           Intersegment profit in inventory and other                  (233)             (1,444)
                                                                       ----              ------
       Total assets eliminations                                  $(374,575)          $(189,900)
                                                                  =========           =========

A summary of the Company's net sales by product line is presented below:

                                                                                       Net Sales
                                                         --------------------------------------------------------------------
                                                               Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                         -------------------------------- -----------------------------------
                                                          2000            1999             2000              1999
                                                          ----            ----             ----              ----
Hydrostatic transmissions                              $123,084        $90,420          $411,518          $337,190
Open circuit gear pumps and motors and piston pumps      40,199         16,153            97,259            50,973
Electrohydraulics and others                             34,083          8,495            77,840            27,966
                                                         ------          -----            ------            ------
           Total                                       $197,366       $115,068          $586,617          $416,129
                                                       ========       ========          ========          ========

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

                                                NET SALES (1)                                        Long-Lived Assets
                                                ------------
                            THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED                           ASSETS (2)
                            --------------------         -----------------------                           ----------
                              2000           1999            2000               1999              2000                1999
                              ----           ----            ----               ----              ----                ----
United States              $99,545        $65,873        $334,078           $243,643          $202,771            $153,921
Germany                     19,264          8,521          50,810             34,910            46,988              45,460
United Kingdom              11,792          6,901          31,374             22,411            22,128              24,896
Denmark (3)                     48              -              80                  -            67,249                   -
Slovakia (3)                    27            368             290                770            30,577              36,092
Other countries             66,690         33,405         169,985            114,395           109,567              16,288
                            ------         ------         -------            -------           -------              ------
        Total             $197,366       $115,068        $586,617           $416,129          $479,280            $276,657
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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             OF SAUER-DANFOSS INC. AND SUBSIDIARIES (THE "COMPANY")

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 3, 1999

On May 3, 2000 the Company completed the acquisition of Danfoss Fluid Power ("DFP") by issuing 16,149,812 shares of common stock in exchange for all of the shares of DFP and changed its name from Sauer Inc. to Sauer-Danfoss Inc. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of DFP beginning May 3, 2000.


     NET SALES - The Company reported sales for third quarter 2000 of $197.4 million, an increase of $82.3 million, or 71.5% from third quarter 1999 net sales of $115.1 million. On a comparable basis, Sauer-only net sales increased by 7.9% or $9.1 million and increased by 14.0% excluding the impact of currency fluctuations, (i.e. net sales measured in U.S. dollars would have been greater had currency exchange/translation rates remained at the same levels as the rates that prevailed in the corresponding period in 1999). Net sales increased in all markets the Company serves except for road-building and construction, which declined 9.8% and 3.9%, respectively, from third quarter 1999. Turf care increased 31.2%, agriculture increased 18.3%, and specialty increased 11.1% from comparable amounts in third quarter 1999. North American net sales for third quarter 2000 of $103.8 million increased by $30.5 million, or 41.6% from third quarter 1999 net sales of $73.3 million, or an increase of 9.7% on a comparable basis. European net sales for third quarter 2000 of $91.4 million increased by $50.9 million, or 125.7% from third quarter 1999 net sales of $40.5 million. On a comparable basis, European net sales increased by 19.6% or 2.7% excluding the impact of currency fluctuations. East Asia net sales for third quarter 2000 increased by $0.8 million from third quarter 1999.

The following table sets forth the Company's Sauer-only net sales by market for comparable purposes, in dollars (000's) and as a percentage of total Sauer-only net sales, for the thirteen weeks ended October 1, 2000 and October 3, 1999:

                                    October 1, 2000        % of Total        October 3, 1999        % of Total
                                 ----------------------- ---------------- ----------------------- ----------------
Agriculture                               $ 20,877              16.8                 $17,855              20.1
Construction                                19,409              15.6                  20,018              13.2
Turf Care                                   22,046              17.8                  16,678              17.1
Road-building                               13,331              10.7                  14,737              13.3
Specialty                                   12,152               9.8                  10,913               7.6
Distribution and aftermarket                36,396              29.3                  34,868              28.8
                                 ----------------------- ---------------- ----------------------- ----------------

      Total                               $124,211             100.0                $115,068             100.0
                                 ======================= ================ ======================= ================

COST OF SALES - Cost of sales for third quarter 2000 of $147.1 million was 74.5% of net sales, compared to 76.2% of net sales for third quarter 1999. The lower cost of sales percentage in relation to sales reflects the higher absorption rates experienced due to the higher sales levels offset partially by the $0.7 million flow through of the fair market value write-up of DFP inventory associated with products sold during the quarter. The Company does not anticipate any additional impact on operations of inventory flow-through for the DFP inventory in the fourth quarter of 2000. Cost of sales as a percentage of net sales for the former DFP companies were comparable to those of Sauer for the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for third quarter 2000 of $27.7 million increased by $14.2 million, or 105.2% from third quarter 1999 expenses of $13.5 million. $11.1 million of this increase is due to the inclusion of three months of DFP results. The majority of the remaining $3.1 million increase is due to merger-related integration costs.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for third quarter 2000 of $8.1 million increased $2.5 million or 44.7% from third quarter 1999 expenses of $5.6 million. The inclusion of DFP for three months accounts for $1.4 million of this increase. The remaining increase relates to significant development activities for new programs including material for prototypes and increased headcount to support these programs.

RESTRUCTURING CHARGES - During the third quarter of 2000, the Company recorded $1.6 million of restructuring charges related to the closing of its Newtown, Pennsylvania, facility, the operations of which were relocated to Easley, South Carolina. This charge related to severance costs, relocation of people and equipment and an accrual to cover building maintenance and services for the remainder of the lease term. The Company does not anticipate any further significant charges related to the Newtown closing. The Company also recorded an additional $5.0 million of restructuring charges related primarily to asset write-offs in preparation of moving the Racine, Wisconsin, operations to its West Branch, Iowa, and Ames, Iowa, facilities. The Company anticipates an additional $2.0 to $2.5 million of restructuring charges in the fourth quarter related to its restructuring of the European sales offices.

NONOPERATING EXPENSES, NET - Net nonoperating income for third quarter 2000 of $1.1 million increased by $2.7 million from third quarter 1999 net expenses of $1.6 million. Net interest expense for third quarter 2000 of $2.9 million increased by $1.3 million from third quarter 1999 net expense of $1.6 million. The increase in net interest expense relates to the increased debt related to the DFP acquisition. Other income, net, for third quarter 2000 increased by $3.9 million from third quarter 1999 due primarily to currency exchange gains related to a loan denominated in Danish Kroner between Denmark and the former DFP operations in North America. This loan was repaid in September using proceeds from the recently expanded credit lines in North America, thereby eliminating the future potential of these currency gains or losses.

PROVISION FOR INCOME TAXES - Provision for income taxes for third quarter 2000 of $3.4 million increased by $1.3 million from third quarter 1999 provision for income taxes of $2.1 million. The increase comes from the increase in income before income taxes of $2.3 million as well as an increase in the effective tax rate for third quarter 2000 of 39.0% from the third quarter 1999 rate of 37.0%.

NET INCOME - Net income for third quarter 2000 of $5.3 million increased by $1.7 million, or 47.2% from third quarter 1999 net income of $3.6 million. The increase in net income was driven by the increased sales volumes and the effects of the three months of DFP results, offset partially by the one-time charges and merger-related costs discussed above. North American third quarter 2000 net income of $0.7 million decreased by $3.0M, or 81% from third quarter 1999 net income of $3.7 million. European third quarter 2000 net income of $5.7 million increased by $5.6 million from third quarter 1999 net income of $0.1 million. The increase in European net income results from the improved economic conditions currently being experienced in Europe as well as the three months of DFP results.

THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999

NET SALES - Net sales for the first nine months of 2000 of $586.6 million increased by $170.5 million, or 41.0% from the first nine months of 1999 net sales of $416.1 million. On a comparable basis, Sauer-only net sales of $455.8 million increased by $39.7 million or 9.5% from the first nine months of 1999. Sauer-only net sales increased 13.3% from the first nine months of 1999 excluding the impact of currency fluctuations. North American net sales for the first nine months of 2000 of $344.9 million increased by $79.2 million, or 29.8% from the first nine months of 1999 net sales of $265.7 million. On a comparable basis, Sauer-only net sales in North America increased $37.8 million or 14.3% from the first nine months of 1999. This increase was driven by the increases in agriculture, turf care and specialty markets offset partially by the decline in the road-building and construction markets as mentioned above. European net sales for the first nine months of 2000 of $237.2 million increased by $91.4 million, or 62.7% from the first nine months of 1999 net sales of $145.8 million. Sauer-only European net sales increased by $2.0 million or 1.4% from the first nine months of 1999. Net sales, Sauer-only, for East Asia for the first nine months of 2000 were level with the first nine months of 1999.

The following table sets forth the Company's Sauer-only net sales by market for comparable purposes, in dollars (000's) and as a percentage of total Sauer-only net sales, for the thirty-nine weeks ended October 1, 2000, and October 3, 1999:

                                           October 1,   % of Total      October 3,    % of
                                              2000                        1999        Total
                                    ----------------- ----------- --------------- ----------
Agriculture                                  $72,482       15.9          $66,713       16.0
Construction                                  71,524       15.7           67,354       16.2
Turf Care                                    106,402       23.3           83,313       20.0
Road-building                                 51,896       11.4           55,975       13.5
Specialty                                     39,211        8.6           35,673        8.6
Distribution and aftermarket                 114,321       25.1          107,100       25.7
                                    ----------------- ----------- --------------- ----------

      Total                                 $455,836      100.0         $416,129      100.0
                                    ================= =========== =============== ==========

COST OF SALES - Cost of sales for the first nine months of 2000 of $433.2 million was 73.9% of net sales, compared to 75.0% of net sales for the first nine months of 1999. As mentioned above, this improvement in cost absorption relates to the higher sales volumes offset partially by the year-to-date inventory impact of $2.1 million related to the DFP inventory. In addition, the Company is experiencing production efficiencies from the previous high levels of capital expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the first nine months of 2000 of $70.8 million increased by $28.2 million, or 66.2% from the first nine months of 1999 expenses of $42.6 million. The increase reflects $19.1 million from five months of DFP results as mentioned above in addition to the other merger-related costs being incurred to integrate the former DFP companies with the former Sauer organization.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for the first nine months of 2000 of $22.9 million increased by $5.8 million, or 33.9% from the first nine months of 1999 expenses of $17.1 million. On-going product development activity in the agriculture, construction and specialty markets is driving a significant amount of increased cost in this area for proto-type development, as well as including five months of DFP results accounting for $2.2 million of this increase. In addition, the Company continues to add engineers to support these product development programs.

RESTRUCTURING CHARGES - Year to date restructuring charges are $9.0 million. As stated above, $6.6 million of these charges were recorded in the third quarter with the other $2.4 million being recorded in the second quarter. The Company anticipates an additional $2.0 to $2.5 million to be recorded during the fourth quarter.

NONOPERATING EXPENSES, NET - Net nonoperating expenses for the first nine months of 2000 of $5.2 million decreased by $1.3 million from the first nine months of 1999 net expenses of $6.5 million. Net interest expense for the first nine months of 2000 of $7.9 million increased by $1.5 million from the first nine months of 1999 net expense of $6.4 million, reflecting higher overall borrowings associated with the DFP acquisition. Other income, net, for the first nine months of 2000 increased by $2.7 million from the first nine months of 1999 relating primarily to currency exchange gains as mentioned above along with an increase in royalty income from the Company's Japanese licensee.

PROVISION FOR INCOME TAXES - Provision for income taxes for the first nine months of 2000 of $15.1 million increased by $3.7 million from the first nine months of 1999 provision for income taxes of $11.4 million. The increase comes primarily from the increase in income before income taxes of $7.8 million coupled with an increase in the effective tax rate for the first nine months of 2000 of 39.0% from the first nine months of 1999 rate of 37.0%.

NET INCOME - Net income for the first nine months of 2000 of $23.6 million increased by $4.1 million, or 21.0% from the first nine months of 1999 net income of $19.5 million. North American net income for the first nine months of 2000 of $14.4 million decreased by $3.7 million, or 20.5% from the first nine months of 1999 net income of $18.1 million. North American net income was unfavorably impacted primarily by the restructuring charges related to the closing of the Newtown, Pennsylvania, facility and the Racine, Wisconsin, facility as mentioned above as well as other merger integration costs. European net income for the first nine months of 2000 of $11.7 million increased by $8.9 million, or 318%, from the first nine months of 1999 net income of $2.8 million, aided by five months of DFP net income totaling $8.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first nine months of 2000 of $69.7 million decreased by $.9 million from the first nine months of 1999 of $70.6 million. The decrease in operating cash flow resulted primarily from higher overall inventory levels due to the record sales levels in addition to a significant reduction in accounts payable.

Net borrowings under short and long term credit facilities for the first nine months of 2000 were $13.7 million compared to the first nine months of 1999 net repayments of $14.5 million. Net borrowings have increased from 1999 to support the higher overall level of sales activity and the DFP acquisition.

The cash provided by operating activities of $69.7 million have funded 2000 capital expenditures of $44.3 million, dividends of $8.3 million, distributions to minority interest partners of $7.6 million and common stock repurchases of $5.7 million.

Capital expenditures for the first nine months of 2000 of $44.3 million decreased by $1.5 million from the first nine months of 1999 capital expenditures of $45.8 million. On a comparable basis, Sauer-only capital expenditures are down $14.3 million from 1999 levels. The decrease is in line with the Company's expectations. The higher level of capital expenditures in prior years is now in place to support the Company's future growth plans. Additional capital expenditures will be made after considering current economic conditions, the pace of on-going product development, and the need for production efficiencies. The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities. These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company's working capital requirements into 2001.

OTHER MATTERS

ACQUISITIONS - The Company previously announced that it has entered into a memorandum of understanding to purchase Compact Controls, Inc., a manufacturer of cartridge valves and manifolds based in Portland, Oregon. Details of the purchase agreement are in the process of being finalized and the Company now expects to complete this transaction in the first quarter of 2001. The transaction will be accounted for under the purchase method of accounting for business combinations. With sales of approximately $33 million and approximately 275 employees, Compact Controls is expected to further expand the Company's systems capabilities.

The Company is currently in the process of completing the acquisition of nine Danfoss Fluid Power sales companies as outlined in the Company's proxy statement dated March 28, 2000. The Company anticipates completing the transaction in the first quarter of 2001 by issuing approximately 2,000,000 to 3,000,000 shares of its common stock in exchange for all of the assets used by these sales companies to distribute product in their respective geographic locations.

OUTLOOK - Although the Company has experienced strong results for the first nine months of 2000, there are signs, particularly in the North American road-building and construction markets, of weakening. The Company has seen orders for these two market segments decline from the prior year's levels as equipment manufacturers begin to correct their high inventory levels built up earlier in the year. The European market continues to be strong, helping to offset some of the weakening in the North American market. The Company is optimistic that its targets for the total year in terms of earnings will be met and possibly exceeded. The restructuring plans related to the DFP acquisition are progressing as planned and are anticipated to be very well along towards completion by the end of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the security holders for vote during the quarter ended October 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS

Exhibit
 NO.     DESCRIPTION OF DOCUMENT

3.1 The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

3.2 The Amended and Restated Bylaws of the Company dated May 3, 2000, is attached as Exhibit 3.2 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

4 The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(a) The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached as
          Exhibit 10.1(a) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(j) The Agreement and Amendment to Employment Agreement, effective May 3, 2000, relating to the Employment Contract referred to in 10.1(i) above with Klaus Murmann is attached as Exhibit 10.1(j) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(k) The Employment Contract with David L. Pfeifle is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.

10.1(l) The Executive Employment Agreement with Neils Erik Hansen dated May 3, 2000 is attached as Exhibit 10.1(l) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(s) The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1(s) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(v) The Amendment, effective May 3, 2000 to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(u) above is attached as
          Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(w) The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company's Registration Statement filed on April 23, 1998 and is incorporated herein by reference.

10.1(x) The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan referred to in 10.1(w) above is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(y) The 1999 Sauer-Danfoss Inc. Bonus Plan is attached as Exhibit 10.1(a) to the Company's Form 10-Q filed on August 13, 1999 and is incorporated herein by reference.

10.1(z) The Amendment, effective May 3, 2000, to the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(y) above is attached as Exhibit 10.1(z) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(aa) The form of the Sauer-Danfoss Inc. Change in Control Agreement for U.S. Participants dated May 3, 2000 is attached as Exhibit 10.1(aa) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ab) The form of the Sauer-Danfoss Inc. Change in Control Agreement for European Participants dated May 3, 2000 is attached as Exhibit 10.1(ab) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ac) The Trademark and Trade Name Agreement dated May 3, 2000 between the Company and Danfoss A/S is attached as Exhibit 10.1(ac) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ad) The Stock Purchase and Transfer Agreement dated January 24, 2000 relating to the acquisition of all of the stock of Custom Design Electronics of Sweden AB is attached as Exhibit 10.1(w) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.

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

10.1(ah) The Sauer-Danfoss Employees' Retirement Plan as amended and restated, effective January 1, 2000 and renamed as of May 3, 2000 is attached hereto.


27.1      Financial data schedule.

          (b)   REPORTS ON FORM 8-K

               On July 14, 2000 the Company filed a Current Report on Form 8-K/A for the purpose of amending Item 7 of its Current Report on Form 8-K filed on May 16, 2000. Item 7 was amended to include pro forma financial information related to the consummation of the acquisition of Danfoss Fluid Power.

               On August 22, 2000 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases. The first press release dated August 10, 2000 announced that President and CEO, David L. Pfeifle had undergone coronary artery bypass surgery. The second press release dated August 14, 2000 announced the Company's second quarter financial results.

               On September 25, 2000 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated September 21, 2000 announcing the third quarter dividend.

               On October 31, 2000 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases dated October 24, 2000 and October 26, 2000. The press release dated October 24, 2000 announced the appointment of James R. Wilcox as Vice President and General Manager of the Company's Global Hydrostatics Business Unit. The second press release dated October 26, 2000 announced the date and time of the Company's third quarter conference call to discuss third quarter results.

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

November 15, 2000