Form 10-K405
period 2000-12-31
SAUER DANFOSS INC
filed 2001-03-30
CIK 865754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 333-48299
                            ------------------------

                               SAUER-DANFOSS INC.
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

    The aggregate market value of the voting stock of the Registrant held by nonaffiliates at March 26, 2001, was $97,739,498. As of March 26, 2001, there were 47,402,768 shares of common stock, $0.01 par value, of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the annual meeting of stockholders to be held May 16, 2001 are incorporated by reference into Parts II and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    (A)  GENERAL DEVELOPMENT OF BUSINESS

    Sauer-Danfoss Inc. ("Sauer-Danfoss" or the "Company"), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss, established in 1987, is a global manufacturer of components and integrated hydraulic systems that generate, transmit, and control fluid power in primarily off-highway mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, orbital motors, hydrostatic steering units, proportional load-sensing valves, microprocessor controls, and electrohydraulics. The Company sells its products to original equipment manufacturers ("OEMs") who use Sauer-Danfoss products to provide the hydraulic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the construction, road building, agriculture, turf care, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.

    On January 24, 2000, the Company acquired Custom Design Electronics of Sweden AB, which owns all of the outstanding shares of NOB Electronik AB, a Swedish company that designs and manufactures electronic control systems both in mobile hydraulics and other areas. The Company paid $3.6 million and issued 103,256 shares of its common stock. The acquisition was accounted for under the purchase method of accounting and accordingly, the consolidated statements of income include the results of NOB beginning January 24, 2000.

    On May 3, 2000, the Company completed the acquisition of Danfoss Fluid Power ("DFP) by issuing 16,149,812 shares of its common stock in exchange for all of the outstanding shares of DFP. DFP, which had 1999 sales of $322 million, manufactures orbital motors, hydrostatic steering units, load-sensing proportional valves, gear pumps and electrohydraulics products for the mobile equipment market. The acquisition was accounted for under the purchase method of accounting and accordingly, the consolidated statements of income include the results of DFP beginning May 3, 2000. As a result of the Company's acquisition of DFP, the Company changed its name from Sauer Inc. to Sauer-Danfoss Inc.

    On December 5, 2000, the Company announced that it had completed the acquisition of Integrated Control Technologies ("ICT") Ltd. in an all-cash transaction for approximately $2.3 million. Headquartered in the United Kingdom, ICT is well known for its production of electronic controls and related software in mobile hydraulics, as well as other areas. The purchase was accounted for under the purchase method of accounting and accordingly, the consolidated statements of income include the results of ICT beginning December 5, 2000

    In January 2001, the Company announced it had completed the acquisition of Compact Controls, Inc. ("CCI") by acquiring all of the outstanding stock of CCI in exchange for approximately $36 million in cash. CCI, located in Hillsboro, Oregon, is a leading manufacturer of cartridge valves and hydraulic integrated circuit manifolds in North America. The purchase will be accounted for under the purchase method of accounting during the first quarter of 2001.

    Also in January 2001, the Company announced that it had acquired Italdigit s.r.l. in an all-cash transaction. Headquartered in Italy, Italdigit manufactures electronic controls and wiring harnesses in mobile hydraulics as well as other areas. The purchase will be accounted for under the purchase method of accounting.

    On January 29, 2001, the Company announced its intention to establish a marketing and distribution base in India by signing a letter of intent to acquire certain assets of Dantal Hydraulics Ltd. Dantal had previously been a distributor for DFP in India since 1989. Headquartered in New Delhi, Dantal also has branch offices in Ahmedabad, Mumbai, Bangalore, Chennai and Calcutta. The Company anticipates closing the transaction during the second quarter of 2001.

    On February 2, 2001, the Company announced it had entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company. The new company, to be called TSD Integrated Controls, ("TSD") will focus on the development and marketing of electronic systems used to control work functions of off-highway vehicles. The Company anticipates TSD will begin operations on April 1, 2001.

    On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S effective January 4, 2001. The asset acquisition was agreed to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000. The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain. The Company issued 2,091 shares of its common stock and the acquisition will be accounted for under the purchase method of accounting for business combinations in the first quarter of 2001.

    During the first quarter of 1999, the Company commenced operations at its new manufacturing plant constructed in Lawrence, Kansas, to produce medium-power hydrostatic transmissions. The Company has been gradually phasing production into this facility based on product demand. The facility is currently staffed with approximately 130 employees.

    In 1998, the Company moved its Minneapolis operations to a new leased facility nearly doubling the available capacity. In addition, the Company continued to develop and expand its Slovakian operations. The Company also completed an expansion of over 30,000 square feet to its Hydro-Gear, Inc. plant in Sullivan, Illinois, which manufactures hydrostatic transmissions for the turf care market.

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

    (B)  FINANCIAL INFORMATION ABOUT SEGMENTS

    Information about the Company's two reportable segments defined by geographic region is set forth in Note 17 of the Notes to Consolidated Financial Statements on pages 41-42 of this report, and is incorporated herein by reference.

    (C)  DESCRIPTION OF BUSINESS

    Information regarding the Company's principal products and the business in general is presented below. Information regarding sales by the Company's product lines is set forth in Note 17 of the Notes to Consolidated Financial Statements on page 42, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10% or more of the Company's overall net sales during 2000.

HYDROSTATIC TRANSMISSIONS

    Sauer-Danfoss designs, manufactures, and sells a range of closed-circuit and open circuit axial piston hydrostatic transmissions for both the propulsion and work functions of off-highway mobile equipment in the Americas, Europe, and Asia Pacific. High-power (typically over 50 HP) and medium-power (typically 25 to 50
HP) applications for hydrostatic transmissions manufactured by the Company include construction and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment.

ELECTROHYDRAULICS

    Sauer-Danfoss designs and manufactures electrohydraulic valves and electronic controls, including microprocessor-based controls and electronic sensors through its electrohydraulics operations in the United States and Sweden and also designs electrohydraulic products in Germany and Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of off-highway mobile equipment to control the Company's hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion function and the work function by providing standard or custom- designed controls.

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

OPEN-CIRCUIT PISTON PUMPS

    The Company designs, manufactures, and sells custom-designed open-circuit piston pumps used to transform mechanical power from the engine to hydraulic power for the work function of the vehicle. The advantages of open-circuit piston pumps compared to other types of pumps, such as vane or gear pumps, are the high degree of control within the work function hydraulic system and the more efficient use of engine power. These products are designed and manufactured in the United States and Europe.

CONTROL VALVES

    Sauer-Danfoss designs, manufactures and sells a variety of spool type control valves to meet their customer's needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to very simple low cost valves for high volume Ag Tractors. These products are manufactured in the factories in Nordborg, Denmark and Easley, South Carolina.

    The Company also designs, manufactures and sells a complete line of Cartridge Valves and Hydraulic Integrated Circuits (HIC's) in the facilities in Hillsboro, Oregon and Easley, South Carolina. Aerial Lift Platforms and Road Building equipment are a very large user of Cartridge Valves.

LOW SPEED HIGH TORQUE MOTORS

    The Company designs and manufactures a complete line of Geroller and Gerotor motors at its Nordborg, Denmark facilities. These motors are used for both propel and work functions in all served markets.

STEERING UNITS

    Sauer-Danfoss designs, manufactures, and sells Hydrostatic Steering Units to customers throughout the world. These steering units are manufactured in three plants; Nordborg, Denmark, Wroclaw, Poland, and Sturtevant, Wisconsin. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for Ag Tractors, Combines, Earthmoving Equipment, etc.

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

GENERAL CHARACTERISTICS

    The Company sells both standard and customized products, with most products being built to order. With respect to some of the most technologically demanding vehicles, such as those used in forestry, construction, and road building, Sauer-Danfoss's engineers work closely with customers from design through manufacture of the final product, a cycle that can take as long as six years for a major new machine.

    Sauer-Danfoss operates 20 manufacturing facilities in the United States, Europe, and China. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. In the Americas, the Company sells and distributes its products directly to large OEMs and through independent distributors to smaller OEMs. In Europe and the Pacific Rim area, the Company sells and distributes its products either directly or through sales subsidiaries located in Australia, Belgium, Denmark, Finland, France, Germany, Holland, Italy, Japan, Norway, Poland, Portugal, Singapore, Slovakia, Spain, Sweden, and the United Kingdom. In addition, Sauer-Danfoss licenses its hydrostatic transmission technology to a Japanese manufacturer.

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

RAW MATERIALS

    The Company purchases iron housings and components from various U.S. and European foundries. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of domestic and foreign sources in quantities sufficient to meet current requirements.

PATENTS, TRADEMARKS, AND LICENSES

    The Company owns or licenses rights to approximately 540 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks. The Company licenses the use of the Sundstrand name from Hamilton Sundstrand (formerly Sundstrand Corporation), a division of United Technolologies, under agreements that extend to March 31, 2004. The Company has discontinued the use of the Sundstrand name and does not expect to seek renewal of the license.

    To ensure worldwide availability of the Company's design of products, the Company has licensed its technology to companies in certain countries. The Company licenses all its open- and closed-circuit piston pumps and motor and electrohydraulic valve technology to a subsidiary of Daikin Industries Ltd. in Japan and licenses its original hydrostatic transmission technology to Larsen & Toubro Ltd. in India. These licenses generally are exclusive licenses to manufacture and sell hydrostatic transmissions using the Company's technology in the territory covered by the license. In each license agreement, the Company reserves the right to sell products based on the licensed technology in the territory covered by the license, but primarily relies on the licensee to supply the market needs in the territory. These licenses generally provide for annual royalty payments based on the licensees' net sales. Royalty income generated by these licenses during 2000, 1999, and 1998 was approximately $1.3 million, $1.0 million, and $1.0 million, respectively.

    Sauer-Danfoss and its predecessors have had a long-standing working relationship with the Company's principal licensee, Daikin. The Daikin license, first granted by one of the Company's predecessors in 1967, has been renewed for successive 10-year periods and currently expires in 2008. All the Company's open- and closed-circuit piston pump and motor and electrohydraulic valve technology is licensed to Daikin under an agreement which allows the Company to benefit from any improvements to the technology made by Daikin and vice versa. The Company and Daikin jointly design and market products to meet worldwide needs and frequently cooperate in the manufacture of components and complete products so as to optimize the utilization of manufacturing capacity.

    Through these licensing arrangements, the Company is able to serve its Americas, Asia Pacific and European OEM customers as they expand their manufacturing operations to other parts of the world. Management believes that the worldwide availability of the Company's products and the local manufacturing capabilities of its licensees play an important part in the decision of an OEM as to which supplier to use.

BACKLOG

    The amount of the Company's backlog is significant because, among other factors, customer orders typically involve long lead times and specific model types. On a comparable basis, at December 31, 2000, the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2001) was $279.6 million as compared with $252.4 million at December 31, 1999. However, orders can be canceled or rescheduled by customers. Thus, the level of orders currently in backlog could decline because of cancellation or rescheduling. The higher year-end 2000 backlog amount was impacted by especially strong orders received in the fourth quarter by the Company's Sullivan, Illinois, facility, which serves the consumer turf care market. These orders can vary significantly from month to month, and as a result, quarter-over-quarter comparisons may not reflect the trends in orders. When viewed over a more representative period and adjusted for this, order backlog at the December 31, 2000, was level with the prior year.

COMPETITION

    The mobile hydraulics industry is very competitive. Sauer-Danfoss competes based on technological product innovation, quality, and customer service. The Company believes that long-term successful suppliers to off-highway vehicle manufacturers will be those companies that have the ability to capitalize on the changing needs of the industry by providing technological innovation, shorter product development times, and reduced manufacturing lead times.

    CLOSED-CIRCUIT HYDROSTATIC TRANSMISSION MARKET

    The closed-circuit hydrostatic transmission market is highly concentrated and intensely competitive. There is a small number of manufacturers of hydrostatic transmissions with which the Company competes worldwide that are not captive suppliers of OEMs. These include the Rexroth Hydromatic division of Robert Bosch AG, Eaton Corporation, and Linde AG. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers.

    The Company competes with a number of smaller companies that typically offer a single, specialized product on a more limited geographic basis as a component of a closed-circuit hydrostatic transmission system.

    In terms of global supply of closed-circuit hydrostatic transmissions, the Company, together with its licensees, is the world leader in terms of product range, market share, and geographic coverage. Only Rexroth offers similar geographic coverage.

    OPEN-CIRCUIT WORK FUNCTION MARKET

    The open-circuit work function market is fragmented with a large number of suppliers of all types of products, including open-circuit piston pumps, gear pumps and motors, hydraulic and electrohydraulic valves, electronic sensors and controls, and with intensive competition on pricing at the component level. There are approximately ten major companies which compete on a global basis, including Rexroth/Robert Bosch Group, Parker Hannifin Corporation, and Eaton Corporation, and in Japan, Kayaba and Kawasaki. The supply of standard gear pumps and motors and hydraulic valves is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

    ELECTROHYDRAULICS MARKET

    In the electrohydraulics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years, larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company believes it is well positioned to establish itself as a technology leader in the work function segment as there is no clearly established technology in this sector that is deemed to be an industry standard.

    CONTROL VALVES

    The control valve marketplace is fragmented with a large number of suppliers who are primarily focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of their customers. Competitors who provide partial lines include, Eaton Corporation, Hydra Force, Sterling Hydraulics, Husco, Sun Hydraulics, Integrated, Walvoil, and Oil Control, plus many others. Complete global control valve line competitors are limited to Parker-Hannifin and Rexroth/Robert Bosch Group.

    MOTORS

    There are a limited number of competitors who can provide a complete line of low speed, high torque motors. Competitors include Eaton Corporation, Rexroth/Robert Bosch Group, White Hydraulics, Parker-Hannifin Corporation and M&S Hydraulics. This market is extremely price competitive, and is growing, providing Sauer-Danfoss opportunity to develop new products to increase share.

    STEERING

    Hydrostatic Steering units are provided to the market from the same competitors as LSHT Motors (above) plus Ognibene. Sauer-Danfoss has the largest European market share and a growing share globally. As steering systems grow and needs expand Sauer-Danfoss is providing Electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market. Today we lead the industry in this direction for steering.

RESEARCH AND DEVELOPMENT

    The Company's research and development expenditures during 2000, 1999, and 1998 were approximately $29.9 million, $23.3 million, and $22.1 million, respectively.

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

EMPLOYEES

    As of December 31, 2000 and 1999 the Company had 6,733 and 3,836 employees, respectively.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 17 of the Notes to Consolidated Financial Statements on page 42 of this report, and is incorporated herein by reference.

ITEM 2. PROPERTIES.

    Sauer-Danfoss Inc. conducts its manufacturing operations at 20 locations, eleven in the United States, one in Germany, two in Slovakia, and one each in Denmark, Italy, Poland, Sweden, the United Kingdom, and China. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

                                                                           APPROX.
                                                                           AREA IN
              LOCATION                     PRINCIPAL PRODUCTS              SQ. FT.        OWNED/LEASED
              --------                -----------------------------       ---------       ------------
UNITED STATES
  Ames, Iowa........................  Hydrostatic transmissions             330,000          Owned
  LaSalle, Illinois.................  Hydrostatic transmissions             325,000          Owned
  Freeport, Illinois................  Hydrostatic transmissions             183,000          Owned
  Lawrence, Kansas..................  Hydrostatic transmissions             162,000          Owned
  Easley, South Carolina............  Valves                                184,000          Owned
  Hillsboro, Oregon.................  Valves                                 60,000         Leased
  Racine, Wisconsin.................  Gear pumps and motors                 189,500          Owned
  Sturtevant, Wisconsin.............  Steering units                         25,000         Leased
  Minneapolis, Minnesota............  Electrohydraulics                      75,000         Leased
  West Branch, Iowa.................  Gear pumps and motors                 105,000          Owned
  Sullivan, Illinois................  Hydrostatic transmissions             176,000          Owned
EUROPE
  Neumunster, Germany...............  Hydrostatic transmissions and         463,000          Owned
                                      electrohydraulics
  Nordborg, Denmark.................  Steering units, gear pumps            680,000         Leased
                                      and motors, and valves
  Wroclaw, Poland...................  Steering motors and pumps              41,000          Owned
  Povazska-Bystrica, Slovakia.......  Hydrostatic transmissions and         351,500          Owned
                                      mechanical gear boxes
  Dubnica, Slovakia.................  Hydrostatic transmissions             236,000         Leased
  Swindon, England..................  Gear pumps                            229,000         Leased
  Bologna, Italy....................  Gear pumps and motors                 246,000          Owned
  Almhult, Sweden...................  Electrohydraulics                      20,000          Owned
ASIA
  Shanghai/Pudong, China............  Hydrostatic transmissions             105,000         Leased
                                                                          ---------
    Total                                                                 4,186,000
                                                                          =========

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, the Company is involved in various legal matters considered normal in the course of its business. The Company intends to vigorously defend against all such claims. It is the Company's policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2000.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information regarding the executive officers of the Company:

                                                                                          YEAR
NAME                      AGE                           POSITION                        APPOINTED
----                    --------   ---------------------------------------------------  ---------
Klaus H. Murmann           69      Chairman and Director
(1)(2)................                                                                    1989

Jrgen M. Clausen           52      Vice Chairman and Director
(3)...................                                                                    2000

David L. Pfeifle           56      President, Chief Executive Officer and Director
(1)...................                                                                    2000

Niels Erik Hansen          52      Executive Vice President and Chief Operating
(4)...................             Officer                                                2000

David J. Anderson          53      Vice President -- Sales and Marketing -- Americas
(1)...................             and East Asia                                          2000

Hans J. Cornett (4)...     50      Vice President -- Sales and Marketing -- Europe        2000

Per Have (4)..........     44      Vice President -- Information Technology               2000

Richard Jarboe (5)....     58      Vice President -- Open Circuit                         2000

Thomas K. Kittel           52      Vice President -- Hydrostatics -- Europe
(1)...................                                                                    2000

Henrik Krabsen (4)....     39      Vice President -- Valves                               2000

Finn Lyhne (4)........     46      Vice President -- Motors and Steering                  2000

Kenneth D. McCuskey        46      Vice President -- Finance, Treasurer and Secretary
(1)...................                                                                    2000

James R. Wilcox (7)...     55      Vice President and General Manager of Global
                                   Hydrostatics                                           2000

Albert Zahalka (6)....     49      Vice President -- Electrohydraulics                    2000

------------------------

(1) These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(2) Klaus Murmann is the father of Nicola Keim and Sven Murmann, who are directors of the Company.

(3) Mr. Clausen's principal occupation is serving as the President and Chief Executive Officer and a member of the Executive Committee of Danfoss A/S for more than the past five years.

(4) Prior to being appointed to a position with the Company, each of these executive officers served in various capacities with Danfoss A/S or its subsidiaries for more than the past five years.

(5) Prior to joining the Company, Mr. Jarboe was employed by Danfoss Fluid Power as Vice President, Sales and Marketing for North America. Prior to joining Danfoss Fluid Power Mr. Jarboe was employed by Aeroquip Vickers as Vice President Sales, Marketing and Engineering.

(6) Prior to joining the Company, Mr. Zahalka was employed by Emerson Electric in various executive capacities.

(7) Prior to joining the Company, Mr. Wilcox was employed by Omniquip -- Textron as President -- Material Handling unit from October 1999 through
    October 2000. Prior to being employed by Omniquip, Mr. Wilcox served as the Vice President and General Manager for the Company's U.S. Hydrostatics business.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    MARKET AND DIVIDEND INFORMATION

    The Company's Common Stock is traded on the New York Stock Exchange and the Frankfurt (Germany) Stock Exchange. As of March 26, 2001, there were approximately 154 stockholders of record. Although exact information is unavailable, the Company also estimates that there are 3,500 additional beneficial owners of the Company's Common Stock, based upon the 2001 proxy solicitation.

    The Company is currently paying a quarterly dividend of $0.07 per share. The payment of dividends is subject to restrictions as described in Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources, on page 53 of this report.

    The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 1999, and the quarterly cash dividends paid in 2000 and 1999:

                                                                                    FULL
                                        1ST        2ND        3RD        4TH        YEAR
                                      --------   --------   --------   --------   --------
2000
  High..............................   $11.70     $11.00     $10.91     $10.05     $11.70
  Low...............................     7.28       8.19       8.80       6.76       6.76
  Dividends.........................   $ 0.07     $ 0.07     $ 0.07     $ 0.07     $ 0.28

1999
  High..............................   $10.38     $11.58     $17.13     $14.94     $17.13
  Low...............................     5.25       8.31       8.88       8.94       5.25
  Dividends.........................   $ 0.07     $ 0.07     $ 0.07     $ 0.07     $ 0.28

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                            2000 (1)      1999       1998       1997       1996
                                            ---------   --------   --------   --------   --------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales.................................  $782,537    $534,382   $564,524   $535,173   $467,566
Gross profit..............................   201,011     125,932    136,213    131,108    113,532
Marketing.................................    40,874      24,727     24,942     23,256     23,523
Research and development..................    29,874      23,311     22,089     20,655     20,505
Administration............................    57,302      33,655     29,571     29,319     28,333
Total operating expenses..................   128,050      81,693     76,602     73,230     72,361
Earnings before interest and taxes........    55,347      37,625     50,527     50,680     35,100
Total interest expense, net...............    11,194       8,566      8,814      7,607      5,959
Net income................................    26,925      18,120     26,334     27,129     18,898
PER SHARE DATA:
Income per common share, basic and
  diluted.................................  $   0.69    $   0.67   $   1.01   $   1.12   $   0.78
Cash dividends per share..................  $   0.28    $   0.28   $   0.29   $   0.32   $    .32
Weighted average basic shares
  outstanding.............................    39,216      27,225     26,148     24,225     24,225
Weighted average diluted shares
  outstanding.............................    39,217      27,240     26,150     24,225     24,225
BALANCE SHEET DATA:
Inventories...............................  $146,232    $ 73,977   $ 89,195   $ 89,031   $ 78,273
Property, plant & equipment, net..........   422,986     269,485    262,527    191,690    152,321
Total assets..............................   840,963     442,515    459,771    388,735    337,527
Total debt................................   245,739     131,855    151,027    136,428    108,632
Stockholder's equity......................   342,397     150,752    148,904     85,301     70,874
Debt to debt-equity.......................      39.8%       41.7%      45.0%      53.6%      53.1%
OTHER DATA:
Backlog (at year-end).....................  $375,052    $252,400   $261,700   $227,500   $277,000
Depreciation and amortization.............    53,338      35,538     30,635     25,835     24,830
Capital expenditures......................    67,931      57,149     98,582     66,750     56,284
EBITDA*...................................   108,685      73,163     81,162     76,515     59,930
Cash flows from (used in):
  Operating activities....................    81,859      77,786     63,535     42,744     47,670
  Investing activities....................   (62,305)    (56,779)   (98,950)   (70,311)   (56,198)
  Financing activities....................     5,406     (22,940)    35,077     23,351      9,268
Number of employees (at year-end).........     6,733       3,836      3,710      3,751      3,055
Sales/total compensation expense..........     3.32x       3.49x      3.68x      3.66x      3.46x

------------------------

* EBITDA represents net income, plus provision for income taxes and net interest expense, plus depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which is determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Sauer-Danfoss to meet its future debt service, capital expenditures and working capital requirements.

(1) Includes results of Danfoss Fluid Power since May 3, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This information is set forth on pages 47-53 of this report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Certain market risks are discussed on page 48 and page 49 of this report, and the other disclosure requirements are either considered not applicable or not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements, Report of Management, Report of Independent Auditors', and Management's Discussion and Analysis are presented on pages 19-53 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Information regarding the change in the Company's independent public accountants is set forth under "Ratification of Appointment of Independent Public Accountants" on page 19 of the Company's Proxy Statement for the annual meeting of stockholders to held May 16, 2001, and is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company is set forth under "Election of Directors" on pages 6-8 of the Company's Proxy Statement for the annual meeting of stockholders to be held May 16, 2001, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

    Information as to Executive Compensation is set forth under "Executive Compensation" on pages 9-16 of the Company's Proxy Statement for the annual meeting of stockholders to be held May 16, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 2-5 of the Company's Proxy Statement for the annual meeting of stockholders to be held May 16, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information as to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" on page 18 of the Company's Proxy Statement for the annual meeting of stockholders to be held May 16, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report.

    (1) The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

           Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998, on page 19.

           Consolidated Balance Sheets as of December 31, 2000, and 1999, on page 20.

           Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999, and 1998, on page 21.

           Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998, on page 22.

           Notes to Consolidated Financial Statements, December 31, 2000, 1999, and 1998, on pages 23-43.

           Report of Management and Reports of KPMG LLP and Arthur Andersen LLP as independent public accountants, on pages 44-46.

           Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 47-53.

    (2) The following financial statements and schedules:

           Schedule I

               Sauer-Danfoss Inc. (Parent Only) Condensed Balance Sheets as of December 31, 2000 and 1999 on page 54.

               Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Income for the Years Ended December 31, 2000, 1999, and 1998 on page 55.

               Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998 on page 56.

           Schedule II, Valuation and Qualifying Accounts, on page 57.

           Reports of KPMG LLP and Arthur Andersen LLP, independent public accountants, on Schedules I and II, on page 58.

           All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
       -------          ------------------------------------------------------------
 3.1                    The Amended and Restated Certificate of Incorporation of the
                         Company dated May 3, 2000, is attached as Exhibit 3.1 to
                         the Company's Form 10-Q filed on August 16, 2000, and is
                         incorporated herein by reference.

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
       -------          ------------------------------------------------------------
 3.2                    The Amended and Restated Bylaws of the Company dated May 3,
                         2000, is attached as Exhibit 3.2 to the Company's
                         Form 10-Q filed on August 16, 2000, and is incorporated
                         herein by reference.

 4                      The form of Certificate of the Company's Common Stock, $.01
                         Par Value, is attached as Exhibit 4 to the Company's
                         Form 10-Q filed on August 16, 2000 and is incorporated
                         herein by reference.

10.1(a)                 The Termination Agreement and Release dated May 3, 2000
                         relating to the termination of a Silent Partnership
                         Agreement is attached as Exhibit 10.1(a) to the Company's
                         Form 10-Q filed on August 16, 2000 and is incorporated
                         herein by reference.

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

10.1(j)                 The Agreement and Amendment to Employment Agreement,
                         effective May 3, 2000, relating to the Employment Contract referred to in 10.1(i) above with Klaus Murmann is attached as Exhibit 10.1 (j) to the Company's Form 10-Q filed on
                         August 16, 2000, and is incorporated herein by reference.

10.1(k)                 The Employment Contract with David L. Pfeifle is attached as
                         Exhibit 10.1(x) to the Company's Form 10-Q filed on
                         May 18, 2000 and is incorporated herein by reference.

10.1(l)                 The Executive Employment Agreement with Neils Erik Hansen
                         dated May 3, 2000 is attached as Exhibit 10.1 (l) to the
                         Company's Form 10-Q filed on August 16, 2000, and is
                         incorporated herein by reference.

10.1(m)                 The Employment Contract with Thomas Kittel is attached as
                         Exhibit 10.1(m) to Amendment No. 1 to the Company's
                         Form S-1 Registration Statement filed on April 23, 1998,
                         and is incorporated herein by reference.

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
       -------          ------------------------------------------------------------
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

10.1(s)                 The Amended and Restated Post-Retirement Care Agreement for
                         Klaus Murmann, effective May 3, 2000, is attached as
                         Exhibit 10.1 (s) to the Company's Form 10-Q filed on
                         August 16, 2000, and is incorporated herein by reference.

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

10.1(x)                 The Amendment, effective May 3, 2000, to the Sauer-Danfoss
                         Inc. Non-employee Director Stock Option and Restricted
                         Stock Plan referred to in 10.1(w) above is attached as
                         Exhibit 10.1 (x) to the Company's Form 10-Q filed on
                         August 16, 2000, and is incorporated herein by reference.

10.1(y)                 The 1999 Sauer-Danfoss Inc. Bonus Plan is attached as
                         Exhibit 10.1(a) to the Company's Form 10-Q filed on
                         August 13, 1999 and is incorporated herein by reference.

10.1(z)                 The Amendment, effective May 3, 2000, to the 1999
                         Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(y) above is attached as Exhibit 10.1 (z) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by
                         reference.

10.1(aa)                The form of the Sauer-Danfoss Inc. Change in Control
                         Agreement for U.S. Participants dated May 3, 2000 is
                         attached as Exhibit 10.1 (aa) to the Company's Form 10-Q
                         filed on August 16, 2000, and is incorporated herein by
                         reference.

10.1(ab)                The form of the Sauer-Danfoss Inc. Change in Control
                         Agreement for European Participants dated May 3, 2000 is
                         attached as Exhibit 10.1 (ab) to the Company's Form 10-Q
                         filed on August 16, 2000, and is incorporated herein by
                         reference.

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
       -------          ------------------------------------------------------------
10.1(ac)                The Trademark and Trade Name Agreement dated May 3, 2000
                         between the Company and Danfoss A/S is attached as
                         Exhibit 10.1 (ac) to the Company's Form 10-Q filed on
                         August 16, 2000, and is incorporated herein by reference.

10.1(ad)                The Termination Agreement with Tonio P. Barlage dated
                         March 31, 2000 is attached as Exhibit 10.1(y) to the
                         Company's Form 10-Q filed on May 18, 2000 and is
                         incorporated herein by reference.

10.1(ae)                The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding
                         A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company's Proxy Statement filed on
                         March 28, 2000 and is incorporated herein by reference.

10.1(af)                The Stock Purchase Agreement with Tonio P. Barlage and Maria
                         Barlage dated March 31, 2000 is attached as
                         Exhibit 10.1(aa) to the Company's Form 10-Q filed on
                         May 18, 2000 and is incorporated herein by reference.

10.1(ag)                The Sauer-Danfoss Employees' Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of
                         May 3, 2000, is attached as Exhibit 10.1(ah) to the
                         Company's Form 10-Q filed on November 15, 2000, and is
                         incorporated herein by reference.

10.1(ah)                The Indenture of Lease agreement for the Company's Norborg,
                         Denmark, facility effective May 3, 2000, is attached
                         hereto.

10.1(ai)                The Lease Agreement for the Company's Hillsboro, Oregon,
                         facility effective January 19, 2001, is attached hereto.

21                      Subsidiaries of the Registrant, on page 59.

23.1                    Consent of KPMG LLP on page 60.

23.2                    Consent of Arthur Andersen LLP on page 61.

(b) REPORTS ON FORM 8-K.

    On November 13, 2000 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated November 7, 2000 announcing the Company's third quarter 2000 financial results.

    On January 8, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases. The first press release dated December 5, 2000 announced the Company's acquisition of Integrated Control Technologies Ltd. The second press release dated December 11, 2000 announced the fourth quarter dividend.

    On January 22, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing five press releases. The first press release dated January 22, 2001 announced the Company's completion of the acquisition of Compact Controls, Inc. The second press release dated January 24, 2001 announced the Company's acquisition of Italdigit S.R.L.. The third press release dated
    January 29, 2001 announced that the Company had signed a Letter of Intent to acquire certain assets of Dantal Hydraulics Ltd., a former distributor of former Danfoss Fluid Power products. The fourth press release dated
    February 2, 2001 announced that the Company had entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company. The fifth press release dated February 6, 2001 announced the date and time of the Company's fourth quarter conference call.

    On February 22, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release announcing the Company's fourth quarter 2000 financial results.

    (c) The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference hereunder.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Each person signing below also hereby appoints Klaus H. Murmann and Kenneth
D. McCuskey, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Sauer-Danfoss Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

                                                       SAUER-DANFOSS INC.

                                                       By:             KENNETH D. MCCUSKEY
                                                            -----------------------------------------
                                                                       Kenneth D. McCuskey
                                                              VICE PRESIDENT -- FINANCE, TREASURER,
                                                                            SECRETARY,
                                                                   PRINCIPAL FINANCIAL OFFICER,
                                                                   PRINCIPAL ACCOUNTING OFFICER

Date: March 30, 2001

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ KLAUS H. MURMANN
     -------------------------------------------       Director and Chairman           March 30, 2001
                  Klaus H. Murmann

                /s/ DAVID L. PFEIFLE
     -------------------------------------------       Director and President and      March 30, 2001
                  David L. Pfeifle                       Chief Executive Officer

                                                       Vice President -- Finance,
               /s/ KENNETH D. MCCUSKEY                   Treasurer, Secretary,
     -------------------------------------------         Principal Financial Officer,  March 30, 2001
                 Kenneth D. McCuskey                     Principal Accounting Officer

                   /s/ NICOLA KEIM
     -------------------------------------------       Director                        March 30, 2001
                     Nicola Keim

                  /s/ SVEN MURMANN
     -------------------------------------------       Director                        March 30, 2001
                    Sven Murmann

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JRGEN M. CLAUSEN
     -------------------------------------------       Director                        March 30, 2001
                  Jrgen M. Clausen

               /s/ OLE STEEN ANDERSEN
     -------------------------------------------       Director                        March 30, 2001
                 Ole Steen Andersen

                    /s/ HANS KIRK
     -------------------------------------------       Director                        March 30, 2001
                      Hans Kirk

              /s/ JOHANNES F. KIRCHHOFF
     -------------------------------------------       Director                        March 30, 2001
                Johannes F. Kirchhoff

               /s/ F. JOSEPH LOUGHREY
     -------------------------------------------       Director                        March 30, 2001
                 F. Joseph Loughrey

              /s/ RICHARD M. SCHILLING
     -------------------------------------------       Director                        March 30, 2001
                Richard M. Schilling

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
NET SALES                                                     $782,537   $534,382   $564,524
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of sales.............................................   581,526    408,450    428,311
  Selling, general and administrative.......................    98,176     58,382     54,513
  Research and development..................................    29,874     23,311     22,089
  Restructuring charges and impairments.....................    11,232         --         --
                                                              --------   --------   --------
      Total costs and expenses..............................   720,808    490,143    504,913
                                                              --------   --------   --------
      Operating income......................................    61,729     44,239     59,611
                                                              --------   --------   --------
NONOPERATING INCOME (EXPENSES):
  Interest expense..........................................   (15,499)    (8,844)    (9,244)
  Interest income...........................................     4,305        278        430
  Royalty income............................................     1,255        976        986
  Other, net................................................     2,023     (1,064)      (576)
                                                              --------   --------   --------
      Nonoperating expenses, net............................    (7,916)    (8,654)    (8,404)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............    53,813     35,585     51,207
PROVISION FOR INCOME TAXES..................................   (17,228)   (10,939)   (15,379)
                                                              --------   --------   --------
INCOME BEFORE MINORITY INTEREST.............................    36,585     24,646     35,828
MINORITY INTEREST IN INCOME OF CONSOLIDATED COMPANIES.......    (9,660)    (6,526)    (9,494)
                                                              --------   --------   --------
      Net income............................................  $ 26,925   $ 18,120   $ 26,334
                                                              ========   ========   ========
Basic and diluted net income per common share...............  $   0.69   $   0.67   $   1.01
                                                              ========   ========   ========
Weighted average basic shares outstanding...................    39,216     27,225     26,148
                                                              ========   ========   ========
Weighted average diluted shares outstanding.................    39,217     27,240     26,150
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 2000, AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 24,754   $  5,061
  Accounts receivable (net of allowance for doubtful
    accounts of $3,588 and $3,195 in 2000 and 1999,
    respectively)...........................................   134,349     73,305
  Inventories...............................................   146,232     73,977
  Other current assets......................................     9,823      9,242
                                                              --------   --------
      Total current assets..................................   315,158    161,585
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT, net..........................   422,986    269,485
                                                              --------   --------
OTHER ASSETS:
  Goodwill, net.............................................    85,317      1,782
  Other intangible assets, net..............................     3,023        881
  Deferred income taxes.....................................     7,786      4,273
  Other.....................................................     6,693      4,509
                                                              --------   --------
      Total other assets....................................   102,819     11,445
                                                              --------   --------
                                                              $840,963   $442,515
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and bank overdrafts.........................  $ 42,902   $ 19,312
  Long-term debt due within one year........................     4,205      1,609
  Accounts payable..........................................    73,814     39,064
  Accrued salaries and wages................................    19,535      8,901
  Accrued warranty..........................................    12,026      7,640
  Other accrued liabilities.................................    36,417     13,744
                                                              --------   --------
      Total current liabilities.............................   188,899     90,270
                                                              --------   --------
LONG-TERM DEBT..............................................   198,632    110,934
                                                              --------   --------
OTHER LIABILITIES:
  Long-term pension liability...............................    29,828     31,342
  Postretirement benefits other than pensions...............    15,687     14,361
  Deferred income taxes.....................................    25,956      5,448
  Other.....................................................     9,711      5,647
                                                              --------   --------
      Total other liabilities...............................    81,182     56,798
                                                              --------   --------
MINORITY INTEREST IN NET ASSETS OF CONSOLIDATED COMPANIES...    29,853     33,761
                                                              --------   --------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share, authorized 75,000
    shares in 2000 and 45,000 shares in 1999; issued 46,483
    in 2000 and 28,074 in 1999; outstanding 45,312 in 2000
    and 27,399 in 1999......................................       465        281
  Additional paid-in capital................................   303,304    120,053
  Retained earnings.........................................    57,348     41,863
  Accumulated other comprehensive loss......................   (10,654)    (7,038)
  Unamortized restricted stock compensation.................       (57)    (1,707)
  Common stock in treasury (at cost), 1,172 shares in 2000
    and 675 shares in 1999..................................    (8,009)    (2,700)
                                                              --------   --------
      Total stockholders' equity............................   342,397    150,752
                                                              --------   --------
  Commitments and contingencies
                                                              $840,963   $442,515
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                ACCUMULATED    UNAMORTIZED     COMMON
                               NUMBER OF               ADDITIONAL                  OTHER        RESTRICTED     STOCK
                                SHARES       COMMON     PAID-IN     RETAINED   COMPREHENSIVE      STOCK          IN
                              OUTSTANDING    STOCK      CAPITAL     EARNINGS   INCOME (LOSS)   COMPENSATION   TREASURY    TOTAL
                              -----------   --------   ----------   --------   -------------   ------------   --------   --------
YEAR ENDED DECEMBER 31,
  1998:
  Beginning balance.........     24,225       $249      $ 75,098    $ 12,773      $   (119)      $    --      $(2,700)   $ 85,301
  Comprehensive income:
    Net income..............         --         --            --      26,334            --            --           --          --
    Pension adjustment......         --         --            --          --           157            --           --          --
    Translation
      adjustment............         --         --            --          --         1,775            --           --          --
  Total comprehensive
    income..................         --         --            --          --            --            --           --      28,266
  Sale of common stock under
    initial public offering,
    net of expenses.........      3,000         30        48,070          --            --            --           --      48,100
  Restricted stock grant....        172          2         2,697          --            --        (2,699)          --          --
  Restricted stock
    compensation............         --         --            --          --            --           701           --         701
  Cash dividends ($.29 per
    share)..................         --         --            --      (7,691)           --            --           --      (7,691)
  Purchase of Neumunster
    facility................         --         --        (5,773)         --            --            --           --      (5,773)
                                 ------       ----      --------    --------      --------       -------      -------    --------
      Ending balance........     27,397        281       120,092      31,416         1,813        (1,998)      (2,700)    148,904
YEAR ENDED DECEMBER 31,
  1999:
  Comprehensive income:
    Net income..............         --         --            --      18,120            --            --           --          --
    Pension adjustment......         --         --            --          --          (150)           --           --          --
    Translation
      adjustment............         --         --            --          --        (8,701)           --           --          --
  Total comprehensive
    income..................         --         --            --          --            --            --           --       9,269
  Restricted stock grant....         13         --           126          --            --          (126)          --          --
  Restricted stock
    compensation............         --         --            --          --            --           252           --         252
  Forfeitures of restricted
    stock...................        (11)        --          (165)         --            --           165           --          --
  Cash dividends ($.28 per
    share)..................         --         --            --      (7,673)           --            --           --      (7,673)
                                 ------       ----      --------    --------      --------       -------      -------    --------
      Ending balance........     27,399        281       120,053      41,863        (7,038)       (1,707)      (2,700)    150,752
YEAR ENDED DECEMBER 31,
  2000:
  Comprehensive income:
    Net income..............         --         --            --      26,925            --            --           --          --
    Pension adjustment......         --         --            --          --          (134)           --           --          --
    Translation
      adjustment............         --         --            --          --        (3,482)           --           --          --
  Total comprehensive
    income..................         --         --            --          --            --            --           --      23,309
  Treasury shares issued for
    Acquisition.............        103         --           768          --            --            --          413       1,181
  Shares issued for
    acquisition.............     16,150        161       180,070          --            --            --           --     180,231
  Repurchase of common
    stock...................       (600)        --            --          --            --            --       (5,722)     (5,722)
  Shares issued to minority
    interest partner........      2,250         23        19,665          --            --            --           --      19,688
  Common control -- deemed
    dividend................         --         --       (17,337)         --            --            --           --     (17,337)
  Restricted stock grant....         10         --            85          --            --           (85)          --          --
  Restricted stock
    compensation............         --         --            --          --            --         1,735           --       1,735
  Cash dividends ($.28 per
    share)..................                                         (11,440)                                             (11,440)
                                 ------       ----      --------    --------      --------       -------      -------    --------
      Ending balance........     45,312       $465      $303,304    $ 57,348      $(10,654)      $   (57)     $(8,009)   $342,397
                                 ======       ====      ========    ========      ========       =======      =======    ========

          See accompanying notes to consolidated financial statements.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 26,925   $ 18,120   $ 26,334
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    53,338     35,538     30,635
    Minority interest in income of consolidated companies...     9,660      6,526      9,494
    (Increase) decrease in working capital, excluding
     effects of acquisitions --
      Accounts receivable, net..............................    15,433     (5,060)     5,723
      Inventories...........................................   (20,928)     8,654      2,514
      Accounts payable......................................    (8,229)     4,135     (8,915)
      Accrued liabilities...................................    17,845      2,325     (2,988)
    Other...................................................   (12,185)     7,548        738
                                                              --------   --------   --------
        Net cash provided by operating activities...........    81,859     77,786     63,525
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (67,931)   (57,149)   (98,582)
  Purchase of minority interest.............................      (138)        --       (693)
  Payments for acquisitions, net of cash acquired...........     5,386         --         --
  Proceeds from sales of property, plant and equipment......       378        370        325
                                                              --------   --------   --------
        Net cash used in investing activities...............   (62,305)   (56,779)   (98,950)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on notes payable and bank
    overdrafts..............................................    16,976    (18,395)   (11,363)
  Net borrowings of long-term debt..........................    12,411      9,867     13,916
  Sale of common stock......................................        --         --     48,100
  Repurchase of common stock................................    (5,722)        --         --
  Cash dividends............................................   (11,440)    (7,673)    (7,691)
  Distribution to minority interest partners................    (6,819)    (6,739)    (7,885)
                                                              --------   --------   --------
        Net cash provided by (used in) financing
        activities..........................................     5,406    (22,940)    35,077
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES.............................    (5,267)    (1,897)     1,866
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the year...................    19,693     (3,830)     1,528
  Beginning balance.........................................     5,061      8,891      7,363
                                                              --------   --------   --------
        Ending balance......................................  $ 24,754   $  5,061   $  8,891
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.............................................  $ 13,513   $  9,186   $  9,447
  Income taxes paid.........................................  $ 20,444   $  8,047   $ 14,846
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  During 2000, the Company acquired Danfoss Fluid Power
    Companies in exchange for 16,150 shares of common stock.
    The consideration paid and allocation is as follows:
      Consideration paid:
        Common stock issued.................................  $180,232         --         --
        Long-term debt assumed..............................    81,180         --         --
        Other liabilities assumed...........................    65,520         --         --
                                                              --------   --------   --------
                                                              $326,932         --         --
      Allocated to:
        Cash acquired.......................................  $ 12,563         --         --
        Inventory...........................................    48,786         --         --
        Other current assets................................    42,735         --         --
        Property, plant & equipment.........................   141,255         --         --
        Goodwill and other intangibles......................    81,593         --         --
                                                              --------   --------   --------
                                                              $326,932         --         --
  During 1998 the Company purchased the real estate and
    building of its main facility in Germany for $23,470. In
    conjunction with the acquisition, liabilities were
    assumed as follows:
      Fair value of assets acquired.........................        --         --   $ 23,470
      Cash paid for the real estate and building............        --         --    (15,680)
                                                              --------   --------   --------
          Liabilities assumed...............................        --         --   $  7,790
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) THE COMPANY AND ITS OPERATIONS:

    Sauer-Danfoss Inc., a U.S. Delaware corporation, and subsidiaries (the "Company") is a leading international manufacturer of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers of mobile equipment, including construction, road building, agricultural, turf care, and specialty equipment. The Company's products are sold throughout the world either directly or through distributors.

    The Company, which is a holding company, conducts its business in North America as Sauer-Danfoss (US) Company (the "U.S. Operating Company"), and in Germany as Sauer-Danfoss (Neumunster) GmbH & Co. OHG (the "German Operating Company") as well as through various other operating companies throughout the world. The Company has manufacturing plants in China, Denmark, Germany, Italy, Poland, Slovakia, Sweden, the United Kingdom and the United States, as well as sales companies in other locations. Sauer-Danfoss (Neumunster) GmbH (the "German Holding Company"), which is wholly owned by the Company, functions as a mangement and holding company on behalf of the Company.

    The Company is majority owned by Danfoss Murmann Holding A/S, (the "Holding Company"). The Holding Company is a Danish company owned by entities and persons under the control of Klaus H. Murmann, the Chairman of the Company, and Danfoss A/S.

(2) BUSINESS VENTURES:

    On December 30, 1996, the German Holding Company and ZTS, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer ZTS, a.s. The German Holding Company contributed approximately $5,800 of cash and technology for a 65% interest in Sauer ZTS, a.s. During 1998, the Company contributed an additional $693 to increase its interest in Sauer ZTS, a.s. to 87.8%. During 2000, the Company contributed $138 to increase its interest in Sauer ZTS, a.s. to 88.4%. The principal business of Sauer ZTS, a.s. is the manufacture of high power hydrostatic transmissions.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION --

    The accounts of the Company are stated in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of Sauer-Danfoss Inc. and subsidiaries on a consolidated basis for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES --

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results likely differ from those estimates, but management believes that such differences are immaterial.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
NEW ACCOUNTING PRINCIPLES --

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delayed the required implementation of SFAS No. 133 to be effective for all fiscal quarters beginning after June 15, 2000. The Company has evaluated its significant agreements with customers and suppliers and does not feel that it has any significant imbedded derivatives, nor does it have any other formal types of derivative instruments or hedging activities as of December 31, 2000.

RECLASSIFICATIONS --

    Certain previously reported amounts have been reclassified to conform to the current period presentation.

TRANSLATION OF FOREIGN CURRENCIES --

    Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity. Gains or losses on transactions denominated in foreign currencies and the related tax effects are reflected in net income.

CASH AND CASH EQUIVALENTS --

    Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less.

INVENTORIES --

    Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor and factory overhead. The percentage of year-end inventory using average cost, last-in, first-out ("LIFO"), and first-in, first-out ("FIFO") was 23%, 30% and 47%, respectively, for 2000 and 59%, 34% and 7%, respectively, for 1999.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION --

    Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Assets under capital lease are stated at the lower of fair market value or the present value of future minimum lease payments, net of accumulated depreciation. Depreciation is generally computed on the straight-line method for building equipment and buildings over 10-37 years and for machinery and equipment over 3-12 years. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($22,059, $13,004 and $15,410 in 2000, 1999 and 1998, respectively) are charged to expense. Upon the sale of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in nonoperating income or expense.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
GOODWILL AND OTHER INTANGIBLE ASSETS --

    Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchase of businesses, and are being amortized over the lesser of 40 years or the specific remaining identifiable life on a straight-line basis. Goodwill was $85,317 and $1,782 as of December 31, 2000 and 1999, net of accumulated amortization of $5,974 and $5,184, respectively. Amortization of goodwill and other intangibles was $2,499 for 2000, $414 for 1999 and $644 for 1998.

IMPAIRMENT OF LONG-LIVED ASSETS --

    Consistent with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset may be impaired, the Company recognizes an impairment loss. Based upon its most recent analysis, the Company believes that no impairments existed at December 31, 2000.

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

EARNINGS PER SHARE --

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

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS --

    Fair value estimates, methods, and assumptions are set forth below.

    The carrying value of cash and cash equivalents, accounts and other receivables, notes payable, and accounts payable approximates fair value because of the short-term nature of these instruments.

    The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities. At December 31, 2000, the Company estimated the fair value of its long-term debt as $204,419.

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(4) ACQUISITIONS:

    On January 24, 2000, the Company paid $3,600 and issued 103 shares of its common stock to acquire all of the assets of Custom Design Electronics of Sweden AB ("CDE") and its subsidiary NOB Electronik AB, which manufactures and sells electronic control panels and related software. The acquisition was accounted for under the purchase method of accounting.

    On May 3, 2000, the Company issued 16,150 shares of its common stock in exchange for all of the outstanding shares of Danfoss Fluid Power Companies ("DFP"), which designs, manufactures and sells orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of off-highway mobile equipment. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated balance sheets, statements of income, stockholders' equity and comprehensive income, and cash flows include the results of DFP beginning May 3, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained preliminary independent appraisals of the fair values of acquired property, plant and equipment, and identifiable intangible assets, and their remaining useful lives. The Company is also completing the review and determination of the fair values of the other assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other values.

    Unaudited pro forma results of operations for the year ended December 31, 2000 and 1999, as if Sauer and DFP had been combined as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Sauer and DFP, and are

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) ACQUISITIONS: (CONTINUED)
not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                                PRO FORMA
                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           2000           1999
                                                         ---------      ---------
Net sales..............................................  $888,106       $843,234
Net income.............................................    33,963         30,839
Net income per common share -- basic and diluted.......  $   0.75       $   0.68

(5) RESTRUCTURING CHARGES AND IMPAIRMENTS:

    As a result of the acquisition of DFP, the Company incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at former DFP locations, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of DFP with Sauer. Accounting principles generally accepted in the United States require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, accounting principles require that acquisition integration expenses which are associated with the generation of future revenues and have future economic benefit, and those associated with integrating former Sauer locations into DFP locations, must be recorded as expense. The components of the acquisition liabilities included in the purchase price allocation for DFP are as follows:

                                                                    BALANCE REMAINING AT
                                        ORIGINAL COSTS   UTILIZED    DECEMBER 31, 2000
                                        --------------   --------   --------------------
Workforce reductions..................     $ 3,902        $2,572           $1,330
Asset impairments.....................       3,522         2,131            1,391
Other.................................       4,653         3,390            1,263
                                           -------        ------           ------
                                           $12,077        $8,093           $3,984
                                           =======        ======           ======

    The acquisition integration liabilities are based on the Company's current integration plan which focuses on three key areas of integration:
1) manufacturing process and supply chain rationalization, including plant closings, 2) elimination or consolidation of redundant administrative overhead and support activities, and 3) restructuring and consolidating the sales and marketing organizations in Europe to eliminate redundancies in these activities.

    The workforce reductions represent the expected termination of 158 DFP employees, primarily production personnel. As of December 31, 2000, 78 have been terminated. The balance remaining at December 31, 2000, is expected to be utilized in the first half of 2001 and will be funded through cash flows from the combined operations.

    Certain aspects of the integration plan will be refined as additional studies are completed, including the evaluation of capacity of existing and acquired facilities to accommodate new manufacturing and administrative processes and the appropriate positioning of the sales and marketing organizations.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) RESTRUCTURING CHARGES AND IMPAIRMENTS: (CONTINUED)
Adjustments to the estimated acquisition integration liabilities based on these refinements will be included in the allocation of the purchase price of DFP, if the adjustment is determined within the purchase price allocation period. Adjustments that are determined after the end of the purchase price allocation period will be 1) recorded as a reduction of net income, if the ultimate amount of the liability exceeds the estimate, or 2) recorded as a reduction of goodwill, if the amount of the liability is less than the estimate.

    During 2000, the Company recorded restructuring charges of $11,232 ($6,852 after tax, or $0.17 per share) associated with the integration of the DFP acquisition. These charges relate to plant consolidation and other expenses, liability for workforce reductions, severance and other related employee benefits, building lease termination, and relocation of inventory and equipment and are included in the Consolidated Statements of Income. A $1,500 restructuring charge was recorded for the expected termination of 70 employees, primarily manufacturing personnel. As of December 31, 2000, all of these employees had been terminated.

    Movement of the various components of the restructuring liabilities follows:

                                                                                              PLANT
                                                       WORKFORCE    INVENTORY AND OTHER   CONSOLIDATION
                                           EMPLOYEES   REDUCTIONS    ASSET IMPAIRMENTS      AND OTHER      TOTAL
                                           ---------   ----------   -------------------   -------------   --------
2000.....................................     70         $1,500            $5,590            $4,142       $11,232
Utilized in 2000.........................     70          1,500             4,090             2,479         8,069
                                              --         ------            ------            ------       -------
Balance remaining at December 31, 2000...      0         $    0            $1,500            $1,663       $ 3,163
                                              ==         ======            ======            ======       =======

(6) MINORITY INTERESTS:

    Minority interest in net assets and income reflected in the accompanying consolidated financial statements consists of:

    a) A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership for 2000, 1999 and 1998.

    b) The Murmann Limited Partners, as holders of limited partnership interests, in the results of the German Operating Company equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests through May 3, 2000 for 2000, 7.6% for 1999 and 7.9% for 1998.

    c) A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Company Ltd., a Chinese equity business venture for 2000, 1999, and 1998.

    d) A minority interest held by ZTS, a.s. in Sauer ZTS a.s., a Slovakian corporation, equal to 11.6% for 2000, and 12.2% for 1999 and 1998.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) MINORITY INTERESTS: (CONTINUED)
    The following tables set forth the components of minority interest in the consolidated balance sheets and consolidated statements of income:

           MINORITY INTEREST REFLECTED IN CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Hydro-Gear Limited Partnership............................  $26,514    $20,280
German Operating Company..................................       --      9,127
Sauer Shanghai Hydraulic Transmission Company.............    2,470      3,512
Sauer ZTS, a.s............................................      869        842
                                                            -------    -------
        Total.............................................  $29,853    $33,761
                                                            =======    =======

   MINORITY INTEREST IN (INCOME) LOSS REFLECTED IN CONSOLIDATED STATEMENTS OF
                                     INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Hydro-Gear Limited Partnership....................  $(9,180)   $(4,914)   $(7,631)
German Operating Company..........................   (1,486)    (2,387)    (3,573)
Sauer Shanghai Hydraulic Transmission Company.....    1,042        417      1,319
Sauer ZTS, a.s....................................      (36)       358        391
                                                    -------    -------    -------
        Total.....................................  $(9,660)   $(6,526)   $(9,494)
                                                    =======    =======    =======

    Until May 3, 2000, the Company was the general partner and 80% owner of the German Operating Company. The Murmann Limited Partners had certain rights which included an annual cash payment equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests and the right to consent to certain actions of the German Operating Company. However, the Company had the right to elect by the action of its independent directors or the holders of its common stock other than the Murmann family, to terminate the Murmann Limited Partnership Interests in exchange for 2,250 shares of common stock of Sauer Inc. As such, the Company controlled and consolidated the German Operating Company.

    As a result of the DFP acquisition, the Company elected, by the action of its independent directors, to terminate the limited partnership interests. Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company issued 2,250 shares of its common stock and paid the balance of the current accounts of the Limited Partners of $3,873. The difference between the fair market value of the shares issued and the historical basis of the limited partnership interest was considered to be a deemed dividend of $17,337 under common control accounting. Included in the deemed dividend, the agreement required the Company to pay an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) MINORITY INTERESTS: (CONTINUED)
for the limited partnership interests, but not to exceed 23,354 Deutsche marks. As of December 31, 2000, the Company has accrued $3,254 toward this tax liability.

(7) INVENTORIES:

    The composition of inventories is as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Raw materials............................................  $ 52,779   $36,362
Work in process..........................................    26,005     9,557
Finished goods and parts.................................    75,385    35,497
LIFO allowance...........................................    (7,937)   (7,439)
                                                           --------   -------
        Total............................................  $146,232   $73,977
                                                           ========   =======

(8) PROPERTY, PLANT AND EQUIPMENT:

    The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
Cost --
  Land and improvements...............................  $   8,224   $   5,957
  Buildings and improvements..........................     99,898      72,482
  Machinery and equipment.............................    604,916     414,794
  Construction in progress............................     41,793      15,225
                                                        ---------   ---------
        Total cost....................................    754,831     508,458
  Less -- accumulated depreciation....................   (331,845)   (238,973)
                                                        ---------   ---------
        Net property, plant and equipment.............  $ 422,986   $ 269,485
                                                        =========   =========

    Depreciation expense for 2000, 1999 and 1998 was $50,839, $35,124, and $29,991, respectively.

(9) PENSION BENEFITS:

    The Company has noncontributory defined benefit plans covering substantially all employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company's funding policy in the United States is to contribute annually an amount that falls within the range determined to be deductible for federal income tax purposes. For employees participating in government-sponsored plans, generally in Europe, the Company's funding policy is in accordance with statutory requirements. The net pension liabilities reflected in the accompanying consolidated balance sheets result

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(9) PENSION BENEFITS: (CONTINUED)
principally from unfunded pension plans of the Company's operations in Germany, where it is common practice to fund pension obligations at the time payments are made to retirees.

    Pension expense for 2000, 1999 and 1998 for these defined benefit plans consists of the following components:

                                                      2000       1999       1998
                                                    --------   --------   --------
Service cost......................................  $ 3,298    $ 3,691    $ 3,307
Interest cost.....................................    6,820      6,972      6,774
Expected return on plan assets....................   (6,892)    (5,842)    (5,277)
Amortization of prior service cost................      426        452        454
Amortization of net loss..........................       46         57         93
Amortization of transition obligation.............     (262)      (280)      (287)
                                                    -------    -------    -------
        Net pension expense.......................  $ 3,436    $ 5,050    $ 5,064
                                                    =======    =======    =======

    The following table sets forth the plans' funded status as of the respective balance sheet dates:

                                                    DECEMBER 31, 2000           DECEMBER 31, 1999
                                                -------------------------   -------------------------
                                                  ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                  EXCEED       BENEFITS       EXCEED       BENEFITS
                                                ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                                 BENEFITS       ASSETS       BENEFITS       ASSETS
                                                -----------   -----------   -----------   -----------
Benefit obligation at January 1...............    $(17,333)     $(83,278)     $(18,256)     $(87,712)
Service cost..................................        (713)       (2,585)         (873)       (2,797)
Interest cost.................................      (1,105)       (5,715)       (1,212)       (5,691)
Plan participant contributions................        (309)           --          (370)           --
Plan amendments...............................          --         1,366            --            --
Actuarial gain (loss).........................        (545)          631         1,944         4,667
Benefit payments..............................         924         2,566           947         4,823
Effect of exchange rate changes...............       1,334         1,202           487         3,432
                                                  --------      --------      --------      --------
Benefit obligation at December 31.............     (17,747)      (85,813)      (17,333)      (83,278)
                                                  --------      --------      --------      --------
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1........      31,011        59,223        25,002        57,524
Actual return on plan assets..................        (635)        1,904         6,621         3,880
Employer contributions........................         514         2,045           682         2,091
Effect of exchange rate changes...............      (2,334)           --          (669)           --
Plan participants' contributions..............         309            --           322            --
Benefit payments..............................        (924)       (2,566)         (947)       (4,272)
                                                  --------      --------      --------      --------
Fair value of plan assets at December 31......      27,941        60,606        31,011        59,223
                                                  --------      --------      --------      --------
Funded status at December 31..................      10,194       (25,207)       13,678       (24,055)
Unrecognized prior service cost...............         366         1,560           449         1,936
Unrecognized actuarial gain...................      (5,337)       (6,658)       (9,653)       (9,219)
Unrecognized net transition obligation........        (264)           --          (565)           --
                                                  --------      --------      --------      --------
Net amount recognized.........................    $  4,959      $(30,305)     $  3,909      $(31,338)
                                                  ========      ========      ========      ========

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(9) PENSION BENEFITS: (CONTINUED)
    Amounts recognized in the balance sheet as of December 31:

                                    DECEMBER 31, 2000           DECEMBER 31, 1999
                                -------------------------   -------------------------
                                  ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                  EXCEED       BENEFITS       EXCEED       BENEFITS
                                ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                 BENEFITS       ASSETS       BENEFITS       ASSETS
                                -----------   -----------   -----------   -----------
Long-term pension asset
  (liability).................     $4,959       $(31,086)      $3,909       $(31,342)
Current pension liability.....         --             --           --           (569)
Intangible asset..............         --             --           --              8
Accumulated other
  comprehensive income........         --            781           --            565
                                   ------       --------       ------       --------
Net amount recognized.........     $4,959       $(30,305)      $3,909       $(31,338)
                                   ======       ========       ======       ========

    Significant assumptions used in determining pension expense and related pension obligations are as follows:

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
Discount rates --
  United States............................................    7.5%       7.5%       7.0%
  Germany..................................................    6.5        6.5        6.5
  United Kingdom...........................................    7.0        7.0        7.0
Rates of increase in compensation levels --
  United States............................................    4.5        4.5        4.5
  Germany..................................................    2.5        2.5        2.5
  United Kingdom...........................................    5.0        5.0        5.0
Expected long-term rate of return on assets --
  United States............................................    8.5        8.5        8.5
  United Kingdom...........................................    7.0        7.0        7.0

    The plans' assets consist principally of short-term U.S. Government securities, UK Government securities, equity securities, and fixed income contracts.

(10) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    The Company provides health benefits for retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and/or service requirements. Health benefits for retirees of non-U.S. operations, where applicable, are provided through government-sponsored plans to which contributions by the Company are required. The health benefit plans covering substantially all U.S. employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(10) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: (CONTINUED)
    The components of the postretirement benefit provisions of the Company-sponsored plans for 2000, 1999 and 1998 were as follows:

                                                        2000       1999       1998
                                                      --------   --------   --------
Service cost........................................   $  413     $  429     $  402
Interest cost.......................................    1,186      1,058      1,085
Net deferral and amortization.......................       24         31         49
                                                       ------     ------     ------
Postretirement benefit provision....................   $1,623     $1,518     $1,536
                                                       ======     ======     ======

    The funded status of the Company-sponsored plans was as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Reconciliation of benefit obligation:
  Accumulated postretirement benefit liability at
    January 1...........................................  $(16,440)  $(16,714)
  Service cost..........................................      (413)      (429)
  Interest cost.........................................    (1,186)    (1,058)
  Actuarial gain........................................       114        996
  Benefit payments......................................       852        765
                                                          --------   --------
  Accumulated postretirement benefit liability at
    December 31.........................................   (17,073)   (16,440)
                                                          --------   --------
Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1................        --         --
  Employer contributions................................       852        765
  Benefit payments......................................      (852)      (765)
                                                          --------   --------
  Fair value of plan assets at December 31..............        --         --
                                                          --------   --------
  Funded status.........................................   (17,073)   (16,440)
  Unrecognized actuarial loss...........................     1,940      2,079
                                                          --------   --------
  Postretirement benefit liability......................  $(15,133)  $(14,361)
                                                          ========   ========

    The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 7.5% for 2001 and is assumed to decrease ratably in 2002 and 2003 and remain level at 5.5% thereafter.

    U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

    A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2000, by $1,385, and increased or decreased postretirement benefit expense for 2000 by $169. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.5% for 2000 and 1999.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(11) LONG-TERM INCENTIVE PLAN:

    The Company's Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares and other incentive awards to officers and key employees and for the reimbursement to certain participants for the personal income tax liability resulting from such awards. The total number of shares of common stock that may be subject to awards or be issued under the Long-Term Incentive Plan will not exceed 2,400 shares, of which no more than 1,200 shares may be issued as restricted stock.

    The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the grant of non-qualified stock options and restricted common stock to directors of the Company who are not also employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250 shares.

    During 2000, the Company awarded 8 shares of restricted stock to non-employee directors and 165 performance units to employees. During 1999, the Company awarded 5 shares of restricted stock to non-employee directors and 8 shares of restricted stock to employees. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. The performance units entitle the participants to full dividend and voting rights and vest after three years.

    Unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the life of the grant. Unearned compensation was computed based on the market value of the restricted shares. Compensation expense recognized in conjunction with the restricted stock outstanding in 2000 and 1999 amounted to $1,735 and $252, respectively. The majority of the compensation expense recognized in 2000 was the result of grants awarded prior to 2000 vesting 100% due to the change in control occurring with the acquisition of DFP on May 3, 2000.

(12) INCOME TAXES:

    The Company's income before income taxes is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
United States....................................  $17,693    $24,265    $37,838
European and other...............................   26,460      4,794      3,875
                                                   -------    -------    -------
        Total....................................  $44,153    $29,059    $41,713
                                                   =======    =======    =======

    The Company's primary German operation is structured as a partnership. This operation is subject to United States as well as German income tax regulations. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) INCOME TAXES: (CONTINUED)
    The provision (benefit) for income taxes by taxing jurisdiction location is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Current:
  United States
    Federal......................................  $ 6,544    $ 4,936    $ 8,029
    State........................................      346        625        957
  European and other.............................    9,154      2,733      3,230
                                                   -------    -------    -------
  Total current..................................   16,044      8,294     12,216
                                                   -------    -------    -------
Deferred:
  United States
    Federal......................................      554      2,283      2,168
    State........................................     (445)       (95)       310
  European and other.............................    1,075        457        685
                                                   -------    -------    -------
  Total deferred.................................    1,184      2,645      3,163
                                                   -------    -------    -------
Total income tax provision.......................  $17,228    $10,939    $15,379
                                                   =======    =======    =======

    A reconciliation of U.S. the statutory and effective income tax provision (benefit) based on the Company's income before income taxes is as follows:

                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                               2000          1999          1998
                                                             --------      --------      --------
U. S. statutory tax rate...............................        35.0%         35.0%         35.0%
Deferred tax benefit not previously recognized.........        (0.6)         (6.4)         (4.0)
Goodwill and nondeductible expenses....................         2.7           1.7           0.7
European and Asian locations' losses not tax
  benefited............................................         1.2           7.0           5.1
U.S. tax on distributed foreign earnings...............         1.8            --            --
Taxes on European locations' income at rates which
  differ from the U.S. rate............................        (1.9)           --          (1.6)
State income taxes, less federal income tax benefits...         0.8           2.1           1.7
Other..................................................          --          (1.8)           --
                                                               ----          ----          ----
Effective income tax rate..............................        39.0%         37.6%         36.9%
                                                               ====          ====          ====

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) INCOME TAXES: (CONTINUED)
    The components of the Company's net deferred tax assets and (liabilities), determined on a jurisdictional and entity basis, are as follows:

                                                                         DECEMBER 31,
                                                        -----------------------------------------------
                                                                 2000                     1999
                                                        ----------------------   ----------------------
                                                         ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                        --------   -----------   --------   -----------
Tax loss carryforwards................................  $ 22,290    $     --     $    --     $     --
Internal Revenue Code Section 743 and Other
  Tax Basis Step-Ups..................................     2,949          --       4,280           --
Deferred compensation, postretirement and accrued
  pension benefits....................................     2,851       8,310       2,742        8,367
Fixed asset basis differences.........................    (2,259)    (33,684)      2,980      (14,576)
Restructuring accruals................................     2,896         525          --           --
Inventory and warranty accruals.......................     7,317        (842)      5,500          517
Other items...........................................     3,264        (265)      1,304           --
U.S. tax on unremitted earnings of foreign
  subsidiaries........................................    (1,970)         --      (2,650)         244
                                                        --------    --------     -------     --------
Gross deferred tax assets/(liabilities)...............    37,338     (25,956)     14,156       (5,448)
Valuation allowance...................................   (21,564)         --      (2,595)          --
                                                        --------    --------     -------     --------
Net deferred tax assets/(liabilities).................    15,774     (25,956)     11,561       (5,448)
Less-current portion..................................    (7,988)         --      (7,288)          --
                                                        --------    --------     -------     --------
Net deferred tax assets/(liabilities), long-term......  $  7,786    $(25,956)    $ 4,273     $ (5,448)
                                                        ========    ========     =======     ========

    The net change in the valuation allowance for the years ended December 31, 2000 and 1999, increased (decreased) by $18,969 and $(462), respectively. The increase stems primarily from a valuation allowance established against certain net operating losses of acquired companies. To the extent the unrecognized tax net operating loss carryforwards at the date of acquisition are recognized in the future, the tax benefits of such recognition will reduce goodwill.

    As of December 31, 2000, the Company had not provided federal income taxes on $35,968 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to substantially reduce any U.S. tax liability if these foreign earnings were remitted.

    The Company had the following tax return carryforwards available to offset future years' taxes at December 31, 2000:

                                                       AMOUNT    EXPIRATION DATES
                                                      --------   ----------------
German net operating losses.........................  $52,380         None
U.S. net operating losses...........................  $57,153      2001-2018
U.S. foreign tax credits............................  $    92      2001-2002

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) INCOME TAXES: (CONTINUED)
    The German net operating losses reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company's primary German operations as a partnership. Accordingly, no deferred tax asset has been established for the German loss carryforwards. The U.S. loss carryforwards will be limited by IRC Section 382.

    The Company's 1997 and 1998 tax year returns are currently under review by the Internal Revenue Service (IRS). Although the outcome of such review cannot be predicted with certainty and no assurances can be given with respect to such reviews, the Company believes that the outcome of this review in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity or financial position.

(13) NOTES PAYABLE AND LONG-TERM DEBT:

    Long-term debt consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
U.S. Revolving Credit Note, due 2003....................  $ 30,400   $     --
U.S. Revolving Credit Facility, due March 2002..........        --     29,200
U.S. 1997 Senior Notes, due 2007........................    25,000     25,000
U.S. 2000 Senior Notes, due 2010........................    35,000         --
U.S. Industrial Development Revenue Bonds, due May
  2026..................................................     8,530      8,530
German Long-Term Bank Facilities maturing through June
  2018..................................................    34,339     38,175
Danish Long-Term Facilities, due January 2002...........    59,947         --
Other borrowings........................................     9,621     11,638
                                                          --------   --------
    Total debt..........................................   202,837    112,543
Less -- scheduled current maturities....................    (4,205)    (1,609)
                                                          --------   --------
    Total long-term debt................................  $198,632   $110,934
                                                          ========   ========

    The U.S. Revolving Credit Note, dated October 6, 2000, permits the Company to choose between two interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are based on the bank's prime lending rate and LIBOR. The Revolving Credit permits unsecured borrowings up to $90,000. At December 31, 2000 and 1999, the weighted average interest rate on outstanding borrowings was approximately 7.8% and 7.5%, respectively.

    The U.S. Revolving Credit Facility contains certain restrictions, including limitations on the payment of dividends. The U.S. Revolving Credit also requires the U.S. Operating Company profit before interest and taxes to be at least 3.0 times interest expense. Finally, the U.S. Revolving Credit requires the maintenance of minimum tangible net worth (as defined). The U.S. Operating Company was in compliance with the requirements at December 31, 2000.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(13) NOTES PAYABLE AND LONG-TERM DEBT: (CONTINUED)
    On December 15, 1997, the U.S. Operating Company issued $25,000 of 6.68% Senior Notes ("1997 Senior Notes"). The 1997 Senior Notes have scheduled annual repayments starting on December 15, 2001, through December 15, 2007. The 1997 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios which are similar to the U.S. Revolving Credit. At
December 31, 2000, the U.S. Operating Company was in compliance with these requirements.

    On October 1, 2000, the U.S. Operating Company issued $35,000 of 8.07% Senior Notes ("2000 Senior Notes"). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios which are similar to the U.S. Revolving Credit. In addition, the 2000 Senior Notes require the maintenance of a fixed charge ratio of 1.75:1.0 (as defined). At December 31, 2000, the U.S. Operating Company was in compliance with these requirements.

    On May 1, 1996, the U.S. Operating Company issued $9,000 of Industrial Development Revenue Bonds ("Bonds") of which $8,530 remains outstanding. The Bonds are at variable interest rates. At December 31, 2000 and 1999, the interest rate on the bonds was 5.05% and 5.45%, respectively. The Bonds are secured by a bank letter of credit. The Bonds contain certain covenants and restrictions similar to those included in the U.S. Revolving Credit. At December 31, 2000, the U.S. Operating Company was in compliance with these requirements.

    The German Long-Term Facilities represent a series of long-term bank facilities, with an aggregate principal of $34,339 at December 31, 2000. These facilities generally carry fixed rates of interest, ranging from 4.13% to 7.09%. These facilities contain a variety of repayment schedules and have final maturities ranging from December 2001 through June 2018.

    The Danish Long-Term Facilities represent the drawn portion, $59,947, of a total available credit facility of $88,425. The drawn portion of the facility bears interest at a rate of 5.57% at December 31, 2000.

    Payments required on long-term debt outstanding as of December 31, 2000, during the years ending 2001 through 2005 and for years thereafter, are $4,205, $68,398, $41,260, $9,459, $6,887 and $72,628, respectively.

    The Company from time to time employs off-balance sheet financial instruments to reduce its exposure to fluctuations in interest rates. These instruments include interest rate caps and swaps. The Company designates interest rate swaps as hedges of LIBOR-based bank debt, and accrues as interest expense the differential to be paid or received under the agreements as rates change over the lives of the contracts. The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counter-parties to its off-balance sheet financial instruments. There were no interest rate contracts outstanding as of December 31, 2000 and 1999.

    The Company also maintains revolving credit facilities, notes payable and bankers' acceptances for its European and other operations. The German Operating Company's credit agreement contains restrictions similar to those in the U.S. Operating Company's agreements. The German Operating Company was in compliance with the requirements at December 31, 2000. At December 31, 2000, accounts receivable, inventories, property, plant and machinery and equipment in the amount of $11,292 were pledged as collateral under these European and other operations credit facilities.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(13) NOTES PAYABLE AND LONG-TERM DEBT: (CONTINUED)
    The weighted average interest rates on short-term borrowings at year-end were 7.1% in 2000 and 1999, and 6.1% in 1998.

    The status of lines of credit as of December 31, 2000, and 1999, is summarized below:

                                                              2000       1999
                                                            --------   --------
Lines of credit --
  Used....................................................  $73,302    $48,512
  Unused..................................................   93,502     66,221

(14) RELATED PARTIES:

    In connection with the acquisition of DFP on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase on-going operational services from Danfoss A/S. These services provide for rental of shared facilities, administrative support and information technology support. Services are paid on a monthly basis. Total expense recognized under these agreements for 2000 was $5,354.

    On May 1, 1998, the Company acquired the real estate and building of its main facility in Germany, which was previously leased, from Sauer Hydraulik, which is owned by the Murmann family. The transaction was accounted for under the rules governing transactions occurring between entities under common control. As such, the assets were recorded at their historical cost basis of $17,697, debt outstanding of $7,790 was assumed, cash of $15,680 was paid to Sauer Hydraulik and $5,773 was recorded as a reduction in additional paid-in-capital. The reduction to additional paid-in-capital was computed as the excess of the facility's fair market value, as determined by an independent appraisal, over the seller's historical cost basis in accordance with common control accounting. Rent expense associated with the property while under the lease agreement was $0, $0 and $751 for 2000, 1999 and 1998, respectively.

(15) COMMITMENTS AND CONTINGENCIES:

    The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2000, 1999 and 1998 was $7,840, $5,986 and $4,322, respectively.

    Minimum future rental commitments under all non-cancelable operating leases as of December 31, 2000, during the years ending 2001 through 2005 and for the years thereafter, are $10,137, $9,685, $8,594, $8,020, $7,893, and $72,266,
respectively.

    The Company, from time to time, is involved in various legal matters considered normal in the course of its business. The Company intends to vigorously defend against all such claims. It is the Company's policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity or financial position.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(16) QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                  QUARTER
                                            ----------------------------------------------------
                                             FIRST      SECOND     THIRD      FOURTH     TOTAL
                                            --------   --------   --------   --------   --------
2000
Net sales.................................  $163,479   $225,772   $197,366   $195,920   $782,537
Gross profit..............................  $ 42,906   $ 60,288   $ 50,263   $ 47,554   $201,011
Net income................................  $  8,167   $ 10,128   $  5,331   $  3,299   $ 26,925
Basic and diluted net income per common
  share...................................  $   0.30   $   0.26   $   0.12   $   0.07   $   0.69
1999
Net sales.................................  $153,097   $147,964   $115,068   $118,253   $534,384
Gross profit..............................  $ 39,015   $ 37,509   $ 27,409   $ 21,999   $125,932
Net income (loss).........................  $  8,064   $  7,796   $  3,634   $ (1,374)  $ 18,120
Basic and diluted net income (loss) per
  common share............................  $   0.30   $   0.28   $   0.14   $  (0.05)  $   0.67

(17) SEGMENT AND GEOGRAPHIC INFORMATION:

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

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(17) SEGMENT AND GEOGRAPHIC INFORMATION: (CONTINUED)
Intersegment sales are made at established transfer prices. The following table presents the significant items by segment:

                                          NORTH AMERICA    EUROPE    ALL OTHER   ELIMINATIONS        TOTAL
                                          -------------   --------   ---------   ------------       --------
2000
Trade sales.............................     $449,343     $327,410   $  5,784     $      --         $782,537
Intersegment sales......................       43,617       58,288      1,696      (103,601)(1)           --
Interest income.........................        3,402        3,536        935        (3,568)(2)        4,305
Interest expense........................        8,983        9,941        143        (3,568)(2)       15,499
Depreciation and amortization...........       27,195       19,224      6,919            --           53,338
Net income (loss).......................       12,449       16,776       (814)       (1,486)(3)       26,925
Total assets............................      353,814      429,782    407,931      (350,564)(4)      840,963
Capital expenditures....................       35,086       32,646        199            --           67,931
1999
Trade sales.............................     $341,859     $186,806   $  5,717     $      --         $534,382
Intersegment sales......................       36,029       31,155        399       (67,583)(1)           --
Interest income.........................        1,953        1,706      1,416        (4,797)(2)          278
Interest expense........................        6,111        7,364        166        (4,797)(2)        8,844
Depreciation and amortization...........       20,878       13,588      1,072            --           35,538
Net income..............................       17,021        2,463      1,023        (2,387)(3)       18,120
Total assets............................      239,895      200,927    189,185      (187,492)(4)      442,515
Capital expenditures....................       33,496       23,139        514            --           57,149
1998
Trade sales.............................     $360,641     $201,991   $  1,892     $      --         $564,524
Intersegment sales......................       32,255       37,996        685       (70,936)(1)           --
Interest income.........................        1,592        1,458      1,381        (4,001)(2)          430
Interest expense........................        5,128        7,437        680        (4,001)(2)        9,244
Depreciation and amortization...........       16,422       13,168      1,045            --           30,635
Net income (loss).......................       25,346        5,688     (1,127)       (3,573)(3)       26,334
Total assets............................      227,920      220,172    198,116      (186,437)(4)      459,771
Capital expenditures....................       51,728       46,331        523            --           98,582

Reconciliations:

    (1) Elimination of intersegment sales.

    (2) Elimination of intersegment interest income and expense from borrowings made between segments.

    (3) Net income eliminations--minority interest in German operating company.

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(17) SEGMENT AND GEOGRAPHIC INFORMATION: (CONTINUED)
    (4) Total assets eliminations:

                                                2000        1999        1998
                                              ---------   ---------   ---------
Investment in subsidiaries..................  $(298,114)  $(158,150)  $(144,391)
Intersegment receivables....................    (40,226)    (27,757)    (40,244)
Intersegment profit in inventory and
  other.....................................    (12,224)     (1,585)     (1,802)
                                              ---------   ---------   ---------
Total assets eliminations...................  $(350,564)  $(187,492)  $(186,437)
                                              =========   =========   =========

    A summary of the Company's net sales by product line is presented below:

                                                          NET SALES
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Hydrostatic transmissions.....................  $469,236   $430,829   $445,585
Open circuit gear pumps and motors and piston
  pumps.......................................   143,283     67,622     78,384
Electrohydraulics and controls................   170,018     35,931     40,555
                                                --------   --------   --------
      Total...................................  $782,537   $534,382   $564,524
                                                ========   ========   ========

    A summary of the Company's net sales and long-lived assets by geographic area is presented below:

                                                                       LONG-LIVED
                                          NET SALES (1)                ASSETS (2)
                                  ------------------------------   -------------------
                                    2000       1999       1998       2000       1999
                                  --------   --------   --------   --------   --------
United States...................  $409,807   $314,291   $335,606   $218,251   $153,921
Germany.........................    67,558     44,224     47,400     51,840     45,460
Italy...........................    48,002     26,968     24,669      8,032      7,712
France..........................    37,000     22,026     24,166        659        718
United Kingdom..................    43,749     30,163     35,718     25,293     24,896
Denmark (3).....................    11,890         --         --    160,770         --
Slovakia (3)....................       469      1,656      4,740     33,317     36,092
Other countries.................   164,062    117,080     92,225     19,857      7,858
                                  --------   --------   --------   --------   --------
        Total...................  $782,537   $534,382   $564,524   $518,019   $276,657
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

                      SAUER-DANFOSS INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(18) SUBSEQUENT EVENTS:

    On January 19, 2001, the Company acquired all of the outstanding shares of Compact Controls Inc. ("CCI") for approximately $36,000 in cash. CCI, located in Hillsboro, Oregon, is a manufacturer of cartridge valves and hydraulic integrated circuit manifolds. The acquisition will be accounted for under the purchase method of accounting for business combinations in fiscal 2001. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price allocation will be determined during 2001 and results of operations of CCI will be included with those of the Company beginning in fiscal 2001.

    During January 2001, the Company also announced the acquisition of Italdigit s.r.l., an Italian manufacturer of electronic controls and wiring harnesses. In addition, the Company has signed a letter of intent to acquire certain assets of Dantal Hydraulics Ltd. which relate to the distribution of former Danfoss Fluid Power products. Finally, the Company has entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company. This new company will focus on the development and marketing of electronic systems used to control the work functions of off-highway vehicles.

    On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S effective January 4, 2001. The asset acquisition was agreed to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000. The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain. The Company issued 2,091 shares of its common stock and the acquisition will be accounted for under the purchase method of accounting for business combinations in the first quarter of 2001.

                              REPORT OF MANAGEMENT

    The consolidated financial statements and other financial information of Sauer-Danfoss Inc. in this report were prepared by management, which is responsible for their contents. They reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States.

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

    The financial statements have been audited by KPMG LLP and other auditors, independent public accountants, to the extent required by auditing standards generally accepted in the United States. The independent public accountants have evaluated the Company's internal control structure and performed tests of procedures and accounting records in connection with the issuance of their report on the fairness of the financial statements.

    The Board of Directors, through its Audit Committee composed entirely of outside directors, oversees management's responsibilities in the preparation of the financial statements and selects the independent auditors, subject to stockholder ratification. The Audit Committee meets regularly with the independent auditors, representatives of management, and the internal auditors, both separately and jointly, to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their audits and their opinions on the adequacy of internal controls and the quality of financial reporting.

David L. Pfeifle                                            Kenneth D. McCuskey
President and Chief Executive Officer                       Vice President -- Finance,
                                                            Secretary and Treasurer

                               REPORT OF KPMG LLP

To the Shareholders of Sauer-Danfoss Inc.:

    We have audited the accompanying consolidated balance sheet of SAUER-DANFOSS INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAUER-DANFOSS INC. AND SUBSIDIARIES as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ KPMG LLP

Des Moines, Iowa
February 14, 2001

                         REPORT OF ARTHUR ANDERSEN LLP

To the Shareholders of Sauer-Danfoss Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of SAUER-DANFOSS INC. (a Delaware corporation) AND SUBSIDIARIES (formerly SAUER INC. and SUBSIDIARIES) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAUER-DANFOSS INC. AND SUBSIDIARIES (formerly SAUER INC. and SUBSIDIARIES) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Chicago, Illinois
February 16, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

SAFE HARBOR STATEMENT

    THIS ANNUAL REPORT AND OTHER WRITTEN REPORTS AS WELL AS ORAL STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY MAY CONTAIN "FORWARD-LOOKING STATEMENTS," STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, BUT RATHER ARE SUBJECT TO RISKS AND UNCERTAINTIES. ALL STATEMENTS REGARDING FUTURE PERFORMANCE, GROWTH, SALES AND EARNINGS PROJECTIONS, CONDITIONS OR DEVELOPMENTS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CURRENT FINANCIAL AND ECONOMIC CONDITIONS AND RELY HEAVILY ON THE COMPANY'S INTERPRETATIONS OF WHAT IT CONSIDERS KEY ECONOMIC ASSUMPTIONS. ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, CHANGES IN:
GLOBAL ECONOMIC FACTORS, INCLUDING FOREIGN CURRENCY MOVEMENTS; GENERAL ECONOMIC CONDITIONS, INCLUDING INTEREST RATES; SPECIFIC ECONOMIC CONDITIONS IN THE AGRICULTURE, CONSTRUCTION, ROAD BUILDING, TURF CARE AND SPECIALTY VEHICLE MARKETS AND THE IMPACT OF SUCH CONDITIONS ON THE COMPANY'S CUSTOMERS IN SUCH MARKETS; MAJOR CUSTOMERS' PRODUCT AND PROGRAM DEVELOPMENT PLANS AND THE COMPANY'S ROLE IN SUCH PLANS; BUSINESS RELATIONSHIPS WITH MAJOR CUSTOMERS AND SUPPLIERS; ENERGY PRICES; DIFFICULTIES ENTERING NEW MARKETS; PRICING AND PRODUCT INITIATIVES AND OTHER ACTIONS TAKEN BY COMPETITORS; ABILITY OF SUPPLIERS TO PROVIDE MATERIALS AS NEEDED AND THE COMPANY'S ABILITY TO RECOVER ANY PRICE INCREASES FOR MATERIALS IN PRODUCT PRICING; LABOR RELATIONS; THE COMPANY'S EXECUTION OF INTERNAL PERFORMANCE PLANS; AND OTHER BUSINESS CONDITIONS.

OVERVIEW

    Sauer-Danfoss Inc. (the "Company") designs, manufactures and sells its products in North America and Europe and sells its products throughout the rest of the world either directly or through distributors. The Company also manufactures and sells its products in East Asia through its manufacturing plant and sales office in Shanghai, China, and sells its products in South America through its sales office in Sao Paulo, Brazil. The Company's products are used by original equipment manufacturers ("OEMs") of off-highway mobile equipment, including construction, road building, agriculture, turf care and specialty markets.

    The year 2000 proved to be a significant year for the Company on its continuing growth path. The Company completed several acquisitions during the year, the most notable of which was the acquisition of Danfoss Fluid Power. The markets that the Company serves were varied in 2000 with most markets showing increased sales over 1999 except the road building market in North America and the turf care market in Europe. Overall, excluding the effects of acquisitions, the Company's worldwide sales increased by 8.5% over 1999, achieving record levels. Looking forward to 2001, the Company is guarded with respect to the North American market. Economic indicators have begun to show a weakening in the North American economy in the fourth quarter of 2000 and this trend is continuing into the early part of 2001. These economic changes will challenge the Company to balance its response to current conditions with its ongoing need for investment for future growth. In this regard, the Company is focused on reducing capital spending, managing inventory levels and aggressively managing costs, while pursuing further efficiency gains through various quality and supply management initiatives. At the same time, the Company fully intends to maintain its commitment to key product development projects and look for selective acquisitions that support its plans for global growth and long-term market share gain.

    On May 3, 2000, Sauer Inc. acquired Danfoss Fluid Power ("DFP"), the largest acquisition in the Company's history. This significant acquisition, as discussed in the Notes to Consolidated Financial Statements, builds upon the Company's position of being the world's largest focused supplier in the mobile hydraulics industry. The combined company of Sauer-Danfoss Inc. has greater hydraulic systems capability to serve its customers throughout the world.

    The Company now turns its attention to 2001 with the substantial challenges ahead. However, with much of the integration activities of the DFP acquisition completed, the Company feels that the synergies and cost savings from the acquisition will help offset some of the economic conditions that are prevalent.

MARKET RISK

    The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.

    FOREIGN CURRENCY -- The Company does not currently enter into any type of foreign currency hedging contracts. The Company feels it is presently well balanced between its U.S. and European operations because the Company generally reports its sales in the same currency in which it incurs its expenses. However, the Company is impacted by foreign currency fluctuations in terms of comparing results from period to period as discussed below.

    INTEREST RATES -- The Company does not currently enter into any type of interest rate hedging agreements to manage its exposure to interest rate changes. The following table summarizes the maturity of the Company's debt obligations:

                                                            FIXED     VARIABLE
                                                          RATE DEBT   RATE DEBT
                                                          ---------   ---------
2001....................................................  $  3,073     $ 1,132
2002....................................................    67,668         730
2003....................................................    36,230       5,030
2004....................................................     7,421       2,038
2005....................................................     5,397       1,490
Thereafter..............................................    57,618      15,010
                                                          --------     -------
Total...................................................  $177,407     $25,430
                                                          ========     =======

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

                                              PERCENTAGE SALES GROWTH/
                                                     (DECLINE)
                                                  OVER PRIOR YEAR
                                        ------------------------------------
                                        2000 (1)        1999          1998
                                        --------      --------      --------
As Reported...........................     8.5%         (5.3%)        5.5%
Without Currency Impact...............    12.6%         (3.7%)        5.7%

------------------------

(1) Excludes the effects of the DFP sales since May 3, 2000 for comparison purposes.

    With respect to transaction risk, the impact on the Company's operating results is not significant. With its various manufacturing plants located primarily in its customers' countries of operation, generally the Company sells in the same currency in which it incurs its expenses.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    NET SALES -- Net sales for 2000 of $782.5 million increased by $248.1 million, or 46.4%, from 1999 net sales of $534.4 million. On a comparable basis, net sales increased 12.6% in local currency, and at $579.6 million, were up 8.5% from 1999 as reported in U.S. dollars. On a comparable basis, the Company experienced increases in all of its primary markets with the exception of road building, which decreased $6.2 million, or 8.9%, from 1999. Turf care sales increased $26.8, million or 24.2%, agriculture increased $9.4, million or 11.1%, specialty increased $4.7 million, or 10.3%, and construction increased $4.7 million, or 5.5%, over 1999. Each of the Company's product lines experienced increased sales levels from 1999 with hydrostatics up
$32.7 million, open circuit gear products and piston pumps up $3.6 million and electrohydraulics and controls up $9.0 million.

    The following table sets forth the Company's Sauer-only net sales by market for comparison purposes, in dollars (000's) and as a percentage of total Sauer-only net sales for the years ended December 31, 2000 and 1999:

                                                        DECEMBER 31,
                                       -----------------------------------------------
                                                2000                     1999
                                       ----------------------   ----------------------
                                       (DOLLARS)   % OF TOTAL   (DOLLARS)   % OF TOTAL
                                       ---------   ----------   ---------   ----------
Agriculture..........................  $ 94,525        16.3     $ 85,087        15.9
Construction.........................    89,904        15.5       85,218        16.0
Turf care............................   137,357        23.7      110,585        20.7
Road building........................    63,294        10.9       69,494        13.0
Specialty............................    50,308         8.7       45,556         8.5
Distribution and aftermarket.........   144,211        24.9      138,442        25.9
                                       --------       -----     --------       -----
                                       $579,599       100.0     $534,382       100.0
                                       ========       =====     ========       =====

    COST OF SALES -- Cost of sales for 2000 of $581.5 million was 74.3% of net sales, slightly lower than the 76.4% of net sales for 1999. The lower cost of sales percentage in relation to sales reflects the higher absorption rates of expenses from increased plant utilization experienced during the year from the higher sales levels. Cost of sales as a percentage of net sales for the former DFP companies was comparable to that of Sauer for the year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses for 2000 of $98.2 million increased by $39.8 million, or 68.2%, from 1999 expenses of $58.4 million. The inclusion of eight months of DFP results accounts for $32.1 million of this increase. An additional $1.2 million of expense was incurred due to goodwill amortization related to the DFP acquisition. The Company anticipates that ongoing amortization of goodwill and other intangibles will equal approximately $2.7 million per year on a pretax basis. The majority of the remaining $6.5 million increase is due to merger-related integration costs and higher spending on information technology.

    RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses of $29.9 million increased by $6.6 million, or 28.3%, from 1999 and represent 3.9% of total net sales for 2000. The inclusion eight months of DFP results accounts for $4.0 million of the increase. The remaining increase reflects the Company's ongoing development of new customer programs and demonstrates the Company's emphasis on being a technology leader. Several new frame sizes of open circuit piston pumps were introduced into the market during 2000, bolstering the Company's product offerings in this important market area.

    RESTRUCTURING CHARGES -- During 2000, the Company recorded $11.2 million of restructuring charges related to former Sauer operations as a result of the DFP acquisition. A total of $4.5 million related to the closing of its Newtown, Pennsylvania, facility, the operations of which were relocated to Easley, South Carolina. These charges related to employee severance costs, building lease termination, relocation of equipment and an accrual to cover ongoing building maintenance and services through the end of the lease term. The Company also recorded $5.0 million related primarily to asset impairments due to relocations in preparation for the closing and moving of the Racine, Wisconsin, operations to its West Branch, Iowa, and Ames, Iowa, facilities. The Company believes that substantially all of the restructuring charges related to the DFP acquisition have been recorded as of December 31, 2000.

    NONOPERATING EXPENSES, NET -- Net nonoperating expenses for 2000 of
$7.9 million were $0.8 million lower than 1999 net expenses of $8.7 million. Net interest expense for 2000 of $11.2 million increased by $2.6 million from 1999 net expense of $8.6 million, reflecting higher overall bank borrowings due to increases in working capital and the DFP merger. Other income, net for 2000 of $3.2 million increased by $3.3 million from 1999's other net expense of $0.1 million primarily due to an increase of $0.3 million of royalty income from its Japanese licensee and $1.5 million of currency gains in Europe.

    PROVISION FOR INCOME TAXES -- Provision for income taxes for 2000 of
$17.2 million increased by $6.3 million from 1999 provision for income taxes of $10.9 million. The increase is a result of the increase in income before income taxes of $15.1 million coupled with an increase in the effective tax rate for 2000 of 39.0% compared to an effective tax rate for 1999 of 37.6%.

    NET INCOME -- Net income increased in 2000 to $26.9 million from $18.1 million in 1999, an increase of $8.8 million, or 48.6%. Of the increase, $7.2 million relates to the eight months of DFP results while the remaining $1.6 million of increased net income comes from the comparable Sauer-only results. Excluding the restructuring charges and one-time merger-related costs and gains, net income for 2000 would have been $35.7 million, or an increase of $17.6 million from 1999.

    ORDER BACKLOG -- On a comparable basis, total order backlog at the end of 2000 was $279.6 million, compared to $252.4 million at the end of 1999, an increase of 10.8%. Excluding the impact of currency fluctuations, order backlog was up 13.2% from year-end 1999. During the fourth quarter of 2000, $157.1 million in new orders were written, an increase of 10.0% compared to the fourth quarter of 1999, or an increase of 12.2% excluding the impact of currency fluctuation. However, the Company's Sullivan, Illinois, facility, which serves the consumer turf care market, received especially strong orders in the fourth quarter 2000. These orders can vary significantly from month to month, and as a result, quarter-over-quarter comparisons may not fairly reflect the trends in orders. When viewed over a more representative period, orders for the consumer turf care market were level with the prior year. Adjusted for this, orders received for fourth quarter 2000 were down 5.0% from fourth quarter 1999 and order backlog was level with the prior year.

1999 COMPARED TO 1998

    NET SALES -- Net sales for 1999 of $534.4 million decreased by $30.1 million, or 5.3%, from 1998 net sales of $564.5 million. Net sales decreased by 3.7% excluding the impact of currency fluctuations. Sales declines in agriculture of $17.9 million and in turf care of $15.1 million accounted for the majority of the decline. The Company's specialty market experienced an increase of $6.8 million over 1998 levels, and construction saw sales increase by $7.4 million. Each of the Company's product lines experienced decreased sales levels from 1998 with hydrostatics down $14.7 million, open circuit gear products and piston pumps down $10.8 million and electrohydraulics and controls down $4.6 million. Net sales in North America of $377.9 million and in Europe of $218.0 million in 1999 declined from 1998 by 3.8% and 9.2%, respectively.

    COST OF SALES -- Cost of sales for 1999 of $408.5 million was 76.4% of net sales, slightly higher than the 75.9% of net sales for 1998. Higher cost of sales was due to the initial start-up costs of the Lawrence, Kansas, facility coupled with higher overall fixed costs related to the Company's recent high levels of capital investments, but was partially offset by the Company's efforts to reduce and control costs in all locations during 1999 in light of the decline in the agriculture and turf care markets.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses for 1999 of $58.4 million increased by $3.9 million, or 7.2%, from 1998 expenses of $54.5 million, resulting from patent claim costs and higher legal fees at the Company's Sullivan, Illinois, facility in addition to higher fixed costs related to past investments in information technology equipment.

    RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses of $23.3 million increased by $1.2 million, or 5.4%, from 1998 and represent 4.4% of total net sales for 1999 as compared to 3.9% in 1998. This continued high level of spending on research and development reflects the Company's ongoing development of new customer programs and demonstrates the Company's emphasis on being a technology leader.

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

    PROVISION FOR INCOME TAXES -- Provision for income taxes for 1999 of
$10.9 million decreased by $4.5 million from 1998 provision for income taxes of $15.4 million. The decrease is a result of the decline in income before income taxes of $12.7 million offset by an increase in the effective tax rate for 1999 of 37.7% compared to an effective tax rate for 1998 of 36.9%.

    NET INCOME -- Net income fell in 1999 to $18.1 million from $26.3 million in 1998, a decrease of $8.2 million or 31.2%. Declines in agriculture and turf care sales of 17.3% and 12.7%, respectively, coupled with pre-merger costs and the patent claim costs mentioned above led to the net income decline. As a result, North American 1999 net income of $17.0 million decreased by $8.3 million, or 32.8%, from 1998 net income of $25.3 million. Europe's 1999 net income of $2.5 million was down $3.2 million, or 56.1%, from 1998 net income of $5.7 million.

    ORDER BACKLOG -- Total order backlog at the end of 1999 was $252.4 million, compared to $261.7 million at the end of 1998, a decrease of 3.6%. During the fourth quarter of 1999, $142.8 million in new orders were written, an increase of 9.6% compared to the fourth quarter of 1998, or an increase of 15.1% excluding the impact of currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities in 2000, 1999 and 1998. In addition, a principal source of liquidity for 1998 was proceeds from the Company's initial public offering.

    Net cash provided by operating activities for 2000 of $81.9 million increased by $4.1 million from $77.8 million for 1999. The increase arose primarily from improved management of accounts receivable offset by increases in inventory and accounts payable. Net borrowings under short- and long-term credit facilities increased in 2000 by $29.4 million compared to a decrease in 1999 of $8.5 million and an increase in 1998 of $2.6 million. The increase in net borrowings in 2000 reflects debt assumed in the DFP acquisition along with cash used for increased inventories. Net borrowings for 1998 showed little net change due to the net proceeds from the Company's initial public offering of $48.1 million during the second quarter.

    Capital expenditures for 2000 of $67.9 million increased by $10.8 million from 1999 capital expenditures of $57.1 million. On a comparable basis, Sauer-only capital expenditures for 2000 were $45.1 million, a decrease of $12.0 million from 1999. In 1999, the Company began to substantially reduce its amount of capital expenditures in light of the weak agriculture and turf care markets in particular and due to the reduced sales levels worldwide in general. The Company has continued to control the level of capital expenditures to emphasize production capacity, flexibility and efficiency, and to improve product quality. In all, approximately 52% of 2000 capital expenditures occurred in North America, while 48% were in Europe and some small amounts in Asia.

    The cash provided by operating activities funded 2000 capital expenditures of $67.9 million, dividends of $11.4 million, repurchase of common stock of $5.7 million and distributions to minority interest partners of $6.8 million. The Company used borrowings of $29.4 million to fund the balance of these cash outlays.

OTHER MATTERS

    ACQUISITIONS -- On January 29, 2001, the Company completed its acquisition of Compact Controls Inc. ("CCI") by acquiring all of the outstanding stock of CCI in exchange for approximately $36.0 million in cash. CCI, located in Hillsboro, Oregon, is a leading manufacturer of cartridge valves and hydraulic integrated circuit manifolds in North America. The purchase will be accounted for under the purchase method of accounting during the first quarter of 2001.

    The Company announced on January 24, 2001, that it has acquired Italdigit s.r.l. in an all-cash transaction of approximately $0.5 million. Headquartered in Italy, Italdigit manufactures electronic controls and wiring harnesses in mobile hydraulics as well as other areas. The purchase will be accounted for under the purchase method of accounting.

    On January 29, 2001, the Company announced its intention to establish a marketing and distribution base in India by signing a letter of intent to acquire certain assets of Dantal Hydraulics Ltd. Dantal had previously been a distributor for DFP in India since 1989. Headquartered in New Delhi, Dantal also has branch offices in Ahmadabad, Mumbai, Bangalore, Chennai and Calcutta. The Company expects to pay approximately $2.1 million in cash and anticipates closing the transaction during the second quarter of 2001.

    On February 2, 2001, the Company announced it has entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company. The new company, to be called TSD Integrated Controls, ("TSD") will focus on the development and marketing of electronic systems used to control work functions of off-highway vehicles. The Company anticipates TSD will begin operations on April 1, 2001.

    On March 15, 2001, the Company announced that it had completed the acquisition of the net assets and business operations of portions of the fluid power distribution business of Danfoss A/S. The asset acquisition was agreed to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000. The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Spain, and Singapore. The Company issued
2.1 million share of its common stock and the purchase will be accounted for under the purchase method of accounting.

    DIVIDEND RESTRICTIONS -- At December 31, 2000, the Company had
$93.5 million of unused lines of credit, consisting primarily of committed U.S. lines of credit and uncommitted European lines of credit. The Company's ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants contained in the U.S. Revolving Credit and German credit agreements, which limit the amount of dividends the U.S. operating company and German operating company can distribute to the Company. During 2000, the U.S. operating company made distributions to the Company of $21.0 million. At December 31, 2000, an additional $4.0 million was not restricted as to payment of dividends by the U.S. operating company. The German operating company did not make distributions to the Company during 2000 and at December 31, 2000, $9.7 million was not restricted as to the payment of dividends.

    OUTLOOK -- In light of the economic softening mentioned in the "Overview" section above, the Company is taking an aggressive stance on controlling expenses in all areas of its operations. The U.S. economy began to experience a slowdown during the fourth quarter of 2000 and all major U.S. economic indicators point to the manufacturing sector reducing output and controlling inventories. The Company is also focusing efforts on reducing inventories and adjusting its capital expenditure plans to coincide with slower sales growth. On a positive note, the Company's customers continue to award new program development opportunities which will continue to drive growth in this challenging economic environment. This, coupled with the expected synergies and cost savings from the DFP acquisition, leaves the Company optimistic that comparable ongoing sales and net income will increase slightly over 2000 levels.

                                   SCHEDULE I
                        SAUER-DANFOSS INC. (PARENT ONLY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets --
  Cash......................................................  $     32   $     30
  Other current assets......................................     1,551      2,511
                                                              --------   --------
  Total current assets......................................     1,583      2,541
Receivables from subsidiaries...............................    14,455     15,446
Intangible assets, net......................................    80,471        950
Equity investment in subsidiaries*..........................   261,426    138,886
Other.......................................................    20,109         53
                                                              --------   --------
                                                              $378,044   $157,876
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.........................................  $  3,685   $    923
Payables to subsidiaries....................................     3,860      3,171
Other long-term liabilities.................................     9,778      3,030
                                                              --------   --------
Total liabilities...........................................    17,323      7,124
                                                              --------   --------
Stockholders' equity --
Common stock, par value $.01 per share, authorized 75,000 in
  2000 and 45,000 in 1999; issued 46,483 in 2000 and 28,074
  in 1999; outstanding 45,312 shares in 2000 and 27,399
  shares in 1999............................................       465        281
Additional paid-in capital..................................   308,013    120,053
Retained earnings...........................................    69,975     41,863
Accumulated other comprehensive income......................    (9,666)    (7,038)
Unamortized restricted stock compensation...................       (57)    (1,707)
Common stock in treasury (at cost), 1,172 shares in 2000 and
  675 shares in 1999........................................    (8,009)    (2,700)
                                                              --------   --------
  Total stockholders' equity................................   360,721    150,752
                                                              --------   --------
                                                              $378,044   $157,876
                                                              ========   ========

------------------------

* Equity investment in subsidiaries, net, reported in the above condensed balance sheet as of December 31, 2000, includes $120,032 and $22,678 of net worth related to the U.S. and German Operating Companies, respectively. The U.S. Operating Company is subject to financial covenants related to its Revolving Credit Facility that, among other things, require that the U.S. Operating Company maintain net worth (as defined) of not less than the sum of $116,000, plus 35% of the U.S. Operating Company's quarterly net income, if positive, for each fiscal quarter ending on or after September 30, 2000. At December 31, 2000, restricted net worth was $116,000. The German Operating Company is subject to similar financial covenants that require the German Operating Company to maintain net worth of not less than 15% of total assets. At December 31, 2000, restricted net worth was $12,941.

                        SAUER-DANFOSS INC. (PARENT ONLY)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Equity earnings of subsidiaries.............................  $28,339    $20,022    $24,859
Expenses, net --
  Selling, general and administrative.......................    9,541      5,461      2,857
  Interest (income) expense.................................     (861)    (1,390)      (900)
  Other (income) expense, net...............................   (8,245)        85        112
                                                              -------    -------    -------
    Expenses, net...........................................      435      4,156      2,069
                                                              -------    -------    -------
    Income from operations before income taxes..............   27,904     15,866     22,790
Benefit for income taxes....................................     (979)     2,254      3,544
                                                              -------    -------    -------
  Net income................................................  $26,925    $18,120    $26,334
                                                              =======    =======    =======
Basic and diluted net income per common share...............  $  0.69    $  0.67    $  1.01
                                                              -------    -------    -------
Weighted average basic shares outstanding...................   39,216     27,225     26,148
                                                              =======    =======    =======
Weighted average diluted shares outstanding.................   39,217     27,240     26,150
                                                              =======    =======    =======

                        SAUER-DANFOSS INC. (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities --
Net income..................................................  $26,925    $18,120    $26,334
Adjustments to reconcile net income to net cash provided by
  operating activities --
    Equity earnings of subsidiaries.........................  (28,339)   (20,022)   (24,859)
    Dividends received from subsidiaries....................   27,335      5,300     12,000
    Depreciation and amortization...........................    4,230         81        360
    Change in working capital...............................    3,722      2,283     (1,979)
    Other...................................................    7,203     (4,265)        70
                                                              -------    -------    -------
    Net cash provided by operating activities...............   41,076      1,497     11,926
                                                              -------    -------    -------
Cash flows used in investing activities --
  Contributions to subsidiaries.............................       --         --     (6,595)
  Cash paid for acquisitions, net of cash acquired..........   (3,765)        --         --
                                                              -------    -------    -------
    Net cash used in investing activities...................   (3,765)        --     (6,595)
                                                              -------    -------    -------
Cash flows from financing activities --
  Repayments of long-term debt..............................       --         --    (15,000)
  Net financing from (to) subsidiaries......................  (20,147)     6,171    (30,724)
  Sale of common stock......................................       --         --     48,100
  Cash dividends............................................  (11,440)    (7,673)    (7,691)
  Repurchase of common stock................................   (5,722)        --         --
                                                              -------    -------    -------
    Net cash used in financing activities...................  (37,309)    (1,502)    (5,315)
                                                              -------    -------    -------
Cash --
  Net increase (decrease) during the year...................        2         (5)        16
  Beginning balance.........................................       30         35         19
                                                              -------    -------    -------
  Ending balance............................................  $    32    $    30    $    35
                                                              =======    =======    =======

                                  SCHEDULE II

                      SAUER-DANFOSS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                     BALANCE AT
                                                     BEGINNING    CHARGED TO                 BALANCE AT
                                                         OF       COSTS AND    RECEIVABLES     END OF
                                                        YEAR       EXPENSES    WRITTEN OFF      YEAR
                                                     ----------   ----------   -----------   ----------
For the year ended December 31, 1998:
Allowance for Doubtful Accounts....................    $3,195         128          (157)       $3,166

For the year ended December 31, 1999:
Allowance for Doubtful Accounts....................    $3,166         307          (278)       $3,195

For the year ended December 31, 2000:
Allowance for Doubtful Accounts....................    $3,195         621          (228)       $3,588

              REPORT OF KPMG LLP ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders of Sauer-Danfoss Inc.:

    Under date of February 14, 2001, we reported on the consolidated balance sheet of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2000 consolidated financial statement schedules as listed in Item 14.(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2000 financial statement schedules based on our audit.

    In our opinion, such 2000 financial statement schedules, when considered in relation to the 2000 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Des Moines, Iowa
February 14, 2001

         REPORT OF ARTHUR ANDERSEN LLP ON FINANCIAL STATEMENT SCHEDULES

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 1999 and 1998 and for the years then ended, included in Sauer-Danfoss Inc.'s (formerly Sauer Inc. and Subsidiaries) annual report to shareholders and included in this Form 10-K (File No. 333-48299), and have issued our report thereon dated February 16, 2000. Our audits were made for purposes of forming an opinion on those statements taken as a whole. Schedules I and II listed in Item 14.(a)(2) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Chicago, Illinois
February 16, 2000

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT
                                   MARCH 2001

             SAUER-DANFOSS INC.                  U.S. CORPORATION         HOLDING COMPANY
             ------------------               -----------------------  ----------------------
Sauer-Danfoss (US) Company..................  U.S. Corporation         Manufacturing
Sauer-Danfoss (NA) Company..................  U.S. Corporation         Manufacturing
Control Concepts, Inc.......................  U.S. Corporation         Manufacturing
Compact Controls, Inc.......................  U.S. Corporation         Manufacturing
SUSA Holding of LaSalle County, Inc.........  U.S. Corporation         Real Property Holding
SUSA Holding of Story County, Inc...........  U.S. Corporation         Real Property Holding
SUSA Holding of Stephenson County, Inc......  U.S. Corporation         Real Property Holding
Hydro-Gear, Inc.............................  U.S. Corporation         Partner
Hydro-Gear Limited Partnership..............  U.S. Partnership         Manufacturing
Sauer-Danfoss Pty Ltd.......................  Australian Corporation   Sales Company
Sauer-Danfoss NV............................  Belgium Corporation      Sales Company
Sauer-Danfoss Ltda..........................  Brazil Limited           Sales Company
                                              Liability Company
Sauer Shanghai Hydrostatic Transmission Co.
 Ltd........................................  China Corporation        Manufacturing
Sauer-Danfoss (Nordborg) A/S................  Denmark Corporation      Manufacturing
Sauer-Danfoss A/S...........................  Denmark Corporation      Sales Company
Oy Sauer-Danfoss AB.........................  Finland Corporation      Sales Company
Sauer-Danfoss (Bologna) SpA.................  Italy Corporation        Manufacturing
Sauer-Danfoss S.r.l.........................  Italy Corporation        Sales Company
Sauer-Danfoss (Swindon) Ltd.................  U.K. Corporation         Manufacturing
Sauer-Danfoss (Holdings) Ltd................  U.K. Corporation         Holding Company
Sauer-Danfoss Limited.......................  U.K. Corporation         Sales Company
Sauer-Danfoss (Neumunster) GmbH & Co. OHG...  Germany Partnership      Manufacturing
Sauer Bibus GmbH............................  Germany Corporation      Sales Company
Sauer-Danfoss (Neumunster) GmbH.............  Germany Corporation      Holding Company/
                                                                        Management
Sauer-Danfoss Informatik GmbH...............  Germany Corporation      Information Services
Sauer-Danfoss GmbH..........................  Germany Corporation      Sales Company
Custom Design Electronics of Sweden AB......  Sweden Corporation       Holding Company
Sauer-Danfoss (Almhult) AB..................  Sweden Corporation       Manufacturing
Sauer-Danfoss AB............................  Sweden Corporation       Sales Company
Sauer-Danfoss BV............................  Netherlands Corporation  Sales Company
Danfoss Fluid Power sarl....................  France Corporation       Sales Company
Sauer-Danfoss s.r.o.........................  Slovakia Corporation     Sales Company
Sauer-Danfoss (Povaska Bystrica) a.s........  Slovakia Corporation     Manufacturing
Sauer ZTS a.s...............................  Slovakia Corporation     Manufacturing
Sauer Hydratec GmbH.........................  Germany Corporation      Sales Company-Inactive
Sauer-Danfoss SA............................  Spain Corporation        Sales Company
Sauer-Danfoss India Private Limited.........  India Corporation        Sales Company
Sauer-Danfoss K.K...........................  Japan Corporation        Sales Company
Sauer-Danfoss A/S...........................  Norway Corporation       Sales Company
Sauer-Danfoss sp.z.o.o......................  Poland Corporation       Manufacturing
Sauer-Danfoss Pte. Ltd......................  Singapore Corporation    Sales Company
Merkur Hydraulika a.s.......................  Slovakia Corporation     Manufacturing
Danfoss Fluid Power AB......................  Sweden Corporation       Sales Company-Inactive
Integrated Control Technologies Ltd.........  U.K. Corporation         Sales Company-Inactive
Italdigit s.r.l.............................  Italy Corporation        Manufacturing