Form 10-Q
period 2001-04-01
SAUER DANFOSS INC
filed 2001-05-16
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 1, 2001

OR

☐         TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to _______________

Commission File Number 333-48299

SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2800 East 13th Street, Ames, Iowa	50010-8600
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	(515) 239-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

As of May 15, 2001, 47,402,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2001	April 2, 2000

Net Sales	$261,102	$163,479

Costs and Expenses:
Cost of sales	195,703	120,573
Selling, general and administrative	29,068	17,113
Research and development	10,240	7,199

Total costs and expenses	235,011	144,885

Operating income	26,091	18,594

Nonoperating Income (Expenses):
Interest expense, net	(4,671)	(2,156)
Other, net	2,023	(21)

Nonoperating expenses, net	(2,648)	(2,177)

Income Before Income Taxes and Minority Interest	23,443	16,417

Provision for Income Taxes	(7,831)	(5,333)

Income Before Minority Interest	15,612	11,084

Minority Interest in Income of Consolidated Companies	(3,363)	(2,917)

Net income	$12,249	$8,167

Basic and diluted net income per common share	$0.27	$0.30

Dividends declared per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.
Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

Assets	(Unaudited) April 1, 2001	December 31, 2000
Current Assets:
Cash and cash equivalents	$14,515	$24,754
Accounts receivable, less allowances	169,261	134,349
Inventories	143,923	146,232
Other current assets	11,046	9,823
Total current assets	338,745	315,158

Property, Plant and Equipment, net	412,735	422,986

Other Assets:
Goodwill, net	107,029	85,317
Other intangible assets, net	23,768	3,023
Deferred income taxes	7,523	7,786
Other	7,234	6,693
Total other assets	145,554	102,819
	$897,034	$840,963

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$50,673	$42,902
Long-term debt due within one year	3,836	4,205
Accounts payable	68,526	73,814
Accrued salaries and wages	20,626	19,535
Accrued warranty	12,732	12,026
Other accrued liabilities	49,886	36,417
Total current liabilities	206,279	188,899

Long-Term Debt	215,744	198,632

Other Liabilities:
Long-term pension liability	28,496	29,828
Postretirement benefits other than pensions	15,689	15,687
Deferred income taxes	38,213	25,956
Other	9,966	9,711
Total other liabilities	92,364	81,182

Minority Interest in Net Assets of Consolidated Companies	22,176	29,853

Stockholders' Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2001 and 2000; issued 47,403 in 2001 and 28,074 in 2000; outstanding 47,403 in 2001 and 45,312 in 2000	474	465
Additional paid-in capital	313,584	303,304
Retained earnings	66,279	57,348
Accumulated other comprehensive loss	(19,815)	(10,654)
Unamortized restricted stock compensation	(51)	(57)
Common stock in treasury (at cost), 0 shares in 2001 and 1,172 shares in 2000	--	(8,009)
Total stockholders' equity	360,471	342,397
	$897,034	$840,963

See accompanying notes to consolidated financial statements.
Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Common Stock in Treasury	Total

Beginning Balance	45,312	$465	$303,304	$57,348	$(10,654)	$(57)	$(8,009)	$342,397

Period Ended April 1, 2001 (Unaudited):
Comprehensive income:	-	-	-	-	-	-	-	-
Net income	-	-	-	12,249	-	-	-	-
Translation adjustment	-	-	-	-	(9,161)	-	-	-
Total comprehensive income	-	-	-	-	-	-	-	3,088
Treasury shares issued for acquisition	1,172	-	2,244	-	-	-	8,009	10,253
Shares issued for acquisition	919	9	8,036	-	-	-	-	8,045
Restricted stock compensation	-	-	-	-	-	6	-	6
Cash dividends, ($.07 per share)	-	-	-	(3,318)	-	-	-	(3,318)

Ending balance	47,403	$474	$313,584	$66,279	$(19,815)	$(51)	$-	$360,471

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2001	April 2, 2000
Cash Flows From Operating Activities:
Net income	$12,249	$8,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,186	10,453
Minority interest in income of consolidated companies	3,363	2,917
Changes in working capital excluding effects of acquisitions:
Accounts receivable, net	(30,333)	(28,629)
Inventories	7,839	(3,696)
Accounts payable	(4,681)	2,349
Accrued liabilities	5,678	14,596
Other	218	(775)
Net cash provided by operating activities	12,519	5,382

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(13,861)	(8,485)
Payments for acquisitions, net of cash acquired	(33,984)	(3,645)
Net cash used in investing activities	(47,845)	(12,130)

Cash Flows From Financing Activities:
Net borrowings on notes payable and bank overdrafts	10,657	12,205
Net borrowings of long-term debt	22,770	1,618
Cash dividends	(3,318)	(1,925)
Distributions to minority interest partners	(1,029)	(28)

Net cash provided by financing activities	29,080	11,870

Effect of Exchange Rate Changes	(3,993)	(1,014)

Cash and Cash Equivalents:
Net (decrease) increase during the period	(10,239)	4,108
Beginning balance	24,754	5,061

Ending balance	$14,515	$9,169

Supplemental Cash Flow Disclosures:
Interest paid	$4,969	$854
Income taxes paid	$446	$15

Supplemental Schedule of Noncash Investing and Financing Activities:
During 2001, the Company acquired assets of certain distribution operations of Danfoss Fluid Power in exchange for 2,091 shares of common stock. The consideration paid and allocation is as follows:
Consideration paid:
Common stock issued	$18,298	-
Other liabilities assumed	6,497	-
	$24,795	-

Allocated to:
Inventory	$7,248	-
Accounts receivable	9,020	-
Other current assets	902	-
Property, plant and equipment	193	-
Goodwill and other intangibles	7,432	-
	$24,795	-

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands except per share data)
(Unaudited)

1)          Basis of Presentation and Use of Estimates -

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.  In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 1, 2001 and December 31, 2000, and results of operations for the thirteen weeks ended April 1, 2001 and April 2, 2000, and cash flows for the thirteen weeks ended April 1, 2001 and April 2, 2000.   These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.

2)          Business Combinations –

On January 19, 2001, the Company acquired all of the outstanding shares of Compact Controls Inc. (“CCI”) for approximately $36,000 in cash.  CCI, located in Hillsboro, Oregon, is a manufacturer of cartridge valves and hydraulic integrated circuit manifolds.  The acquisition will be accounted for under the purchase method of accounting for business combinations in fiscal 2001.  The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values.  The purchase price allocation will be determined during 2001 and results of operations of CCI will be included with those of the Company beginning in fiscal 2001.

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

On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S.  The asset acquisition was agreed to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000.  The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain.  The Company issued 2,091 shares of its common stock and the acquisition has been accounted for under the purchase method of accounting for business combinations in the first quarter of 2001.

3)          Reclassification -

Certain previously reported amounts have been reclassified to conform to the current period presentation.

4)          Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week periods ending April 1, 2001, and April 2, 2000:
	April 1, 2001			April 2, 2000
	Net Income	Shares	EPS	Net Income	Shares	EPS
Thirteen Weeks:
Basic net income	$12,249	45,717	$.27	$8,167	27,304	$.30
Effect of dilutive
securities:
Restricted stock	-	3	-	-	2	-
Diluted net income	$12,249	45,720	$.27	$8,167	27,306	$.30

5)            Restructuring Charges and Impairments -

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

	Balance remaining at December 31, 2000	Utilized	Balance remaining at April 1, 2001
Workforce reductions	$1,330	$650	$680
Asset impairments	1,391	381	1010
Other	1,263	153	1110
	$3,984	$1,184	$2800

The acquisition integration liabilities are based on the Company’s current integration plan which focuses on three key areas of integration: 1) manufacturing process and supply chain rationalization, including plant closings, 2) elimination or consolidation of redundant administrative overhead and support activities, and 3) restructuring and consolidating the sales and marketing organizations in Europe to eliminate redundancies in these activities.

The workforce reductions represent the expected termination of 158 DFP employees, primarily production personnel.  As of April 1, 2001, 131 have been terminated.  The balance remaining at April 1, 2001, is expected to be utilized in the second quarter of 2001 and will be funded through cash flows from the combined operations.

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

Movement of the various components of the restructuring liabilities follows:

	Inventory and other asset write-downs	Plant consolidation and other	Total
Balance remaining at December 31, 2000	$1,500	$1,663	$3,163
Utilized	460	244	704
Balance remaining at April1, 2001	$1,040	$1,419	$2,459

7)            Segment and Geographic Information -

The Company’s two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate.  The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

The following table presents the significant items by segment for the results of operations for each of the thirteen week periods ending April 1, 2001 and April 2, 2000, and balance sheet data as of April 1, 2001 and December 31, 2000, respectively:
Thirteen Weeks Ended: April 1, 2001	North America	Europe	All Other	Eliminations		Total
Trade sales	$145,614	$110,331	$5,157	$-		$261,102
Intersegment sales	11,337	19,820	324	(31,481)	(1)	-
Net income (loss)	4,659	7,219	371	-		12,249
Total assets	396,396	431,405	134,962	(65,729)	(3)	897,034

April 2, 2000
Trade sales	$107,382	$54,976	$1,121	$-		$163,479
Intersegment sales	11,637	9,251	380	(21,268)	(1)	-
Net income (loss)	7,121	2,198	(43)	(1,109)	(2)	8,167
Total assets	353,814	429,782	109,817	(52,450)	(3)	840,963

Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations - minority interest in German Operating Company.

(3)  Total assets eliminations:

	2001	2000
Intersegment receivables	$(53,098)	$(40,226)
Intersegment profit in inventory and other	(12,631)	(12,224)
Total assets eliminations	$(65,729)	$(52,450)

A summary of the Company’s net sales by product line is presented below:

	Net Sales
	Thirteen Weeks Ended
	2001	2000
Hydrostatic transmissions	$133,495	$131,566
Open circuit gear pumps and motors and piston pumps	50,591	19,758
Electrohydraulics and others	77,016	12,155

Total	$261,102	$163,479

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets
	Thirteen Weeks Ended		Assets (2)
	2001	2000	2001	2000
United States	$135,979	$99,090	$238,756	$218,251
Germany	23,977	13,257	48,014	51,480
Italy	16,709	7,949	7,933	8,032
France	12,858	5,851	261	659
United Kingdom	11,729	8,303	25,049	25,293
Denmark (3)	3,871	-	133,996	160,770
Slovakia (3)	464	116	31,486	33,317
Other countries	55,515	28,913	65,271	20,217
Total	$261,102	$163,479	$550,766	$518,019

(1)	Net sales are attributed to countries based on location of customer.

(2)	Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.

(3)	Majority of this country’s sales are shipped outside of the home country where the product is produced.

No single customer accounted for 10% or more of total consolidated sales in any period presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Of Sauer-Danfoss Inc. and Subsidiaries (the “Company”)

Safe Harbor Statement - This quarterly report and other written reports as well as oral statements made from time to time by the Company may contain “forward-looking statements,” statements regarding matters that are not historical facts, but rather are subject to risks and uncertainties. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements.  These statements are based on current financial and economic conditions and rely heavily on the Company’s interpretations of what it considers key economic assumptions.  Actual future results may differ materially depending on a variety of factors, including, but not limited to, changes in:  global economic factors, including foreign currency movements; general economic conditions, including interest rates; specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; major customers’ product and program development plans and the Company’s role in such plans; business relationships with major customers and suppliers; energy prices; difficulties entering new markets; pricing and product initiatives and other actions taken by competitors; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; labor relations; the Company’s execution of internal performance plans; and other business conditions

Results of Operations

Thirteen Weeks Ended April 1, 2001 Compared to Thirteen Weeks Ended April 2, 2000

On May 3, 2000 the Company completed the acquisition of Danfoss Fluid Power (“DFP”) by issuing 16,149,812 shares of common stock in exchange for all of the shares of DFP and changed its name from Sauer Inc. to Sauer-Danfoss Inc.  The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of DFP beginning May 3, 2000.

On January 19, 2001, the Company acquired all of the outstanding shares of Compact Controls Inc. (“CCI”) for approximately $36,000 in cash.  CCI, located in Hillsboro, Oregon, is a manufacturer of cartridge valves and hydraulic integrated circuit manifolds.  The acquisition has been accounted for under the purchase method of accounting for business combinations, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of CCI as of January 1, 2001.

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

On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S.  The asset acquisition was agreed to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000.  The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain.  The Company issued 2,091 shares of its common stock and the acquisition has been accounted for under the purchase method of accounting for business combinations, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of these business operations as of January 1, 2001.

Net sales - The Company reported sales for first quarter 2001 of $261.1 million, an increase of $97.6 million, or 59.7% from first quarter 2000 net sales of $163.5 million.  On a comparable basis, including DFP on a pro forma basis for 2000, net sales increased by 5.5% or $13.7 million and increased by 7.6% excluding the impact of currency fluctuations (i.e. net sales measured in U.S. dollars would have been greater had currency exchange/translation rates remained at the same levels as the rates that prevailed in the corresponding period in 2000).  Net sales increased in all markets the Company serves except for road-building which declined 14.9% from first quarter 2000.  Turf care increased 12.2%, agriculture increased 17.6%, and specialty increased 13.1% from comparable amounts in first quarter 2000.  North American net sales for first quarter 2001 of $145.6 million increased by $38.2 million, or 35.6% from first quarter 2000 net sales of $107.4 million, or an increase of 10.0% on a comparable basis.  European net sales for first quarter 2001 of $110.3 million increased by $55.3 million, or 100.5% from first quarter 2000 net sales of $55.0 million.  On a comparable basis, European net sales increased 3.9% excluding the impact of currency fluctuations, but were down 3.1% as reported in U.S. dollars.  East Asia net sales for first quarter 2001 increased by $6.5 million, or 166.7% from first quarter 2000, but on a comparable basis, net sales decreased 10.7% from first quarter 2000.

The following table sets forth the Company’s net sales by market, including DFP on a pro forma basis for 2000, for comparable purposes, in dollars (000’s) and as a percentage of total net sales, for the thirteen weeks ended April 1, 2001 and April 2, 2000:

	April 1, 2001	% of Total	April 2, 2000	% of Total
Agriculture	$44,390	17.0	$37,745	15.2
Construction	36,436	14.0	35,654	14.4
Turf Care	58,493	22.3	52,148	21.1
Road-building	21,633	8.3	25,416	10.3
Specialty	36,540	14.0	32,318	13.1
Distribution and aftermarket	63,610	24.4	64,085	25.9

Total	$261,102	100.0	$247,366	100.0

Cost of sales - Cost of sales for first quarter 2001 of $195.7 million was 75.0% of net sales, compared to 73.8% of net sales for first quarter 2000.  The higher cost of sales percentage in relation to sales reflects the lower absorption, during this slow growth period, of the Company’s higher fixed costs which have been added in recent years as a result of the higher capital expenditure levels.  The Company is aggressively adjusting its cost control efforts in light of the economic slowdown.  Some of these measures include production employment reductions, reduced capital spending and a tighter watch on discretionary spending in the production operations area.

Selling, general and administrative expenses - Selling, general and administrative expenses for first quarter 2001 of $29.1  million increased by $12.0 million, or 70.2% from first quarter 2000 expenses of $17.1 million.  The majority of this increase is related to the inclusion of three months of DFP results and the additional distribution operations of DFP acquired as of January 1, 2001.

Research and development expenses - Research and development expenses for first quarter 2001 of $10.2 million increased $3.0 million or 41.7% from first quarter 2000 expenses of $7.2 million.  The inclusion of DFP for three months accounts for the majority of this increase.  The remaining increase relates to development activities for new programs including material for prototypes and other costs to support these activities.  While the Company is aggressively seeking to control costs during this economic slowdown, the Company is committed to continuing to develop new products and technologies to position the Company for further growth in the future.

Nonoperating expenses, net - Net nonoperating expense for first quarter 2001 of $2.6 million increased by $.4 million from first quarter 2000 net expenses of $2.2 million.  Net interest expense for first quarter 2001 of $4.7 million increased by $2.5 million from first quarter 2000 net expense of $2.2 million.  The increase in net interest expense relates to the increased debt related to the DFP acquisition.  Other income, net, for first quarter 2001 increased by $2.0 million from first quarter 2000 due primarily to $1.7 million of currency exchange gains related to various loans within the group.

Provision for income taxes - Provision for income taxes for first quarter 2001 of $7.8 million increased by $2.5 million from first quarter 2000 provision for income taxes of $5.3 million.  The increase comes from the increase in income before income taxes of $6.6 million offset slightly by the reduced effective tax rate of 39.0% compared to 39.5% in 2000.

Net income - Net income for first quarter 2001 of $12.2 million increased by $4.0 million, or 48.8% from first quarter 2000 net income of $8.2 million.  The increase in net income was driven primarily by the increased sales volumes and the effects of the three months of DFP results offset by higher cost of sales and operating expenses as discussed above.  North American first quarter 2001 net income of $4.7 million decreased by $2.4M, or 33.8% from first quarter 2000 net income of $7.1 million.  The primary driver for lower net income in North America was caused by the economic slowdown coupled with the higher fixed costs, as mentioned above.  European first quarter 2001 net income of $7.2 million increased by $5.0 million from first quarter 2000 net income of $2.2 million.  The increase in European net income results primarily from the three months of the European DFP results which continue to be quite profitable.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first quarter of 2001 of $12.5 million increased by $7.1 million from the first quarter of 2000 of $5.4 million.  The increase in operating cash flow resulted primarily from lower overall inventory levels, a result of efforts taken to reduce inventories world-wide.

Net borrowings under short and long-term credit facilities for the first quarter of 2001 were $33.4 million compared to the first quarter of 2000 net borrowings of $13.8 million.  Net borrowings have increased from 2000 primarily to support the acquisition of CCI.

The cash provided by operating activities of $12.5 million have funded the majority of 2001 capital expenditures of $13.9 million.  The remaining cash expenditures of dividends of $3.3 million, distributions to minority interest partners of $1.0 million and the acquisition of CCI of $34.0 million have come from increased borrowings.

Capital expenditures for the first quarter of 2001 of $13.9 million increased by $5.4 million from the first quarter of 2000 capital expenditures of $8.5 million due primarily to the inclusion of DFP for 3 months.  The Company’s expectations are for capital expenditures to be lower in 2001 than in 2000 due to the economic slowdown and due to the fact that the Company has been adding capacity in recent years for market share growth.  The higher level of capital expenditures in prior years is now in place to support the Company’s future growth plans.  Additional capital expenditures will be made after considering current economic conditions, the pace of on-going product development, and the need for production efficiencies.  The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for at least the next twelve months.

Other Matters

Acquisitions– On January 29, 2001, the Company completed its acquisition of Compact Controls Inc. (“CCI”) by acquiring all of the outstanding stock of CCI in exchange for approximately $36.0 million in cash.  CCI, located in Hillsboro, Oregon, is a leading manufacturer of cartridge valves and hydraulic integrated circuit manifolds in North America.  The purchase was accounted for under the purchase method of accounting during the first quarter of 2001.

The Company completed the acquisition of nine Danfoss Fluid Power sales companies as outlined in the Company’s proxy statement dated March 28, 2000 during the first quarter of 2001 by issuing 2,091 shares of its common stock in exchange for all of the assets used by these sales companies to distribute product in their respective geographic locations.

Outlook – The majority of the Company’s markets are experiencing a downturn, most significantly in North America.  The European markets are also beginning to see a softening in order intake for the coming months.  However, the Company feels that it is outperforming the industry through increased penetration of its markets from additional vehicle content as a result of the DFP merger and through new technology development.  Based on the current market conditions, the Company feels that total net sales and net income will be lower than previously expected.  However, due to the uncertainty in the economy and the markets that the Company serves, it is unclear how much lower net sales and net income will be in relation to previous expectations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  There has been no material change in this information.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended April 1, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits

Exhibit No.	Description of Document
3.1	The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated May 3, 2000, is attached as Exhibit 3.2 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(a)	The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached as Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(b)	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(c)	The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(d)	The Lease Agreement for the Company’s Dubnica, Slovakia facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(e)	The Lease Agreement for the Company’s Swindon, England facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(f)	The Lease Agreement for the Company’s Minneapolis, Minnesota facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(g)	The Lease Agreement for the Company’s Newtown, Pennsylvania facility is attached as Exhibit 10.1(i) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(h)	The Lease Agreement for the Company’s Shanghai/Pudong, China facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(i)	The Employment Contract with Klaus Murmann is attached as Exhibit 10.1(k) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(j)	The Agreement and Amendment to Employment Agreement, effective May 3, 2000, relating to the Employment Contract referred to in 10.1(i) above with Klaus Murmann is attached as Exhibit 10.1 (j) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(k)	The Employment Contract with David L. Pfeifle is attached as Exhibit 10.1(x) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(l)	The Executive Employment Agreement with Neils Erik Hansen dated May 3, 2000 is attached as Exhibit 10.1 (l) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(m)	The Employment Contract with Thomas Kittel is attached as Exhibit 10.1(m) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(n)	The Sauer Inc. Management Incentive Plan is attached as Exhibit 10.1(r) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(o)	The Sauer-Sundstrand Employees’ Retirement Plan is attached as Exhibit 10.1(s) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(p)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(q)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(r)	The Sauer-Sundstrand Employees’ Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(s)	The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1 (s) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(t)	The European Employees’ Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(u)	The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998 and is incorporated herein by reference.
10.1(v)	The Amendment, effective May 3, 2000 to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(u) above is attached as Exhibit 10.1 (v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(w)	The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company’s Registration Statement filed on April 23, 1998 and is incorporated herein by reference.
10.1(x)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan referred to in 10.1(w) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(y)	The 1999 Sauer-Danfoss Inc. Bonus Plan is attached as Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 13, 1999 and is incorporated herein by reference.
10.1(z)	The Amendment, effective May 3, 2000, to the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(y) above is attached as Exhibit 10.1 (z) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(aa)	The form of the Sauer-Danfoss Inc. Change in Control Agreement for U.S. Participants dated May 3, 2000 is attached as Exhibit 10.1 (aa) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ab)	The form of the Sauer-Danfoss Inc. Change in Control Agreement for European Participants dated May 3, 2000 is attached as Exhibit 10.1 (ab) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ac)	The Trademark and Trade Name Agreement dated May 3, 2000 between the Company and Danfoss A/S is attached as Exhibit 10.1 (ac) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ad)	The Termination Agreement with Tonio P. Barlage dated March 31, 2000 is attached as Exhibit 10.1(y) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(ae)	The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000 and is incorporated herein by reference.
10.1(af)	The Stock Purchase Agreement with Tonio P. Barlage and Maria Barlage dated March 31, 2000 is attached as Exhibit 10.1(aa) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(ag)	The Sauer-Danfoss Employees’ Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.
10.1(ah)	The Indenture of Lease agreement for the Company’s Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(ai)	The Lease Agreement for the Company’s Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

(b)        Reports on Form 8-K

On April 3, 2001, the Company filed a Current Report on Form 8-K for the purpose of disclosing three press releases.  The first press release dated March 15, 2001 announced the Company’s completion of the acquisition of distribution activities of Danfoss A/S.  The second press release dated March 22, 2001 announced the Company’s first quarter dividend.  The third press release dated March 29, 2001 announced the Company’s revised earnings projections for the first quarter of 2001.

On May 8, 2001, the Company filed a Current Report of Form 8-K for the purpose of disclosing two press releases.  The first press release dated April 19, 2001 announced the date and time of the conference call to discuss the Company’s first quarter 2001 financial results.  The second press release dated May 3, 2001 announced the Company’s first quarter 2001 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By /s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President Finance and Chief Accounting Officer
Sauer-Danfoss Inc.

May 16, 2001