Form 10-Q
period 2001-07-01
SAUER DANFOSS INC
filed 2001-08-15
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2001

OR

☐	TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ____________________

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
Yes  ☒      No  ☐

As of August 10, 2001, 47,410,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Net Sales	$221,641	$225,772	$482,743	$389,251

Costs and Expenses:
Cost of sales	169,203	165,484	364,906	286,057
Selling, general and administrative	30,957	25,965	60,025	43,078
Research and development	9,528	7,578	19,768	14,777
Restructuring charges	-	2,418	-	2,418

Total costs and expenses	209,688	201,445	444,699	346,330

Operating income	11,953	24,327	38,044	42,921

Nonoperating Income (Expenses):
Interest expense, net	(4,090)	(2,844)	(8,761)	(5,000)
Other, net	1,248	(1,277)	3,271	(1,298)

Nonoperating expenses, net	(2,842)	(4,121)	(5,490)	(6,298)

Income Before Income Taxes and Minority Interest
	9,111	20,206	32,554	36,623

Provision for Income Taxes	(2,668)	(6,364)	(10,499)	(11,697)

Income Before Minority Interest	6,443	13,842	22,055	24,926

Minority Interest in Income of Consolidated Companies
	(2,271)	(3,714)	(5,634)	(6,631)

Net income	$4,172	$10,128	$16,421	$18,295

Basic and diluted net income per common share
	$0.09	$0.26	$0.35	$0.55

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	(Unaudited)
	July 1,	December 31,
Assets	2001	2000

Current Assets:
Cash and cash equivalents	$10,855	$24,754
Accounts receivable, less allowances	151,345	134,349
Inventories	134,944	146,232
Other current assets	14,450	9,823

Total current assets	311,594	315,158

Property, Plant and Equipment, net	412,147	422,986

Other Assets:
Goodwill, net	97,974	85,317
Other intangible assets, net	30,968	3,023
Deferred income taxes	7,392	7,786
Other	12,427	6,693

Total other assets	148,761	102,819

	$872,502	$840,963

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$42,930	$42,902
Long-term debt due within one year	3,586	4,205
Accounts payable	60,444	73,814
Accrued salaries and wages	21,463	19,535
Accrued warranty	12,860	12,026
Other accrued liabilities	29,339	36,417

Total current liabilities	170,622	188,899

Long-Term Debt	227,489	198,632

Other Liabilities:
Long-term pension liability	28,136	29,828
Postretirement benefits other than pensions	15,688	15,687
Deferred income taxes	38,038	25,956
Other	10,362	9,711

Total other liabilities	92,224	81,182

Minority Interest in Net Assets of Consolidated Companies	23,548	29,853

Stockholders' Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2001 and 2000; issued 47,403 in 2001 and 45,312 in 2000; outstanding 47,403 in 2001 and 45,312 in 2000

	474	465
Additional paid-in capital	313,584	303,304
Retained earnings	67,132	57,348
Accumulated other comprehensive loss	(22,526)	(10,654)
Unamortized restricted stock compensation	(45)	(57)
Common stock in treasury (at cost), 0 in 2001 and 1,172 shares in 2000
	-	(8,009)

Total stockholders' equity	358,619	342,397

	$872,502	$840,963

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(in thousands, except per share data)

	Number of Shares Outstanding				Accumulated Other Comprehensive Loss	Unamortized Restricted Stock Compensation

			Additional Paid-in Capital				Common Stock in Treasury
		Common Stock		Retained Earnings				Total

Beginning Balance	45,312	$465	$303,304	$57,348	$(10,654)	$(57)	$(8,009)	$342,397

Period Ended July 1, 2001 (Unaudited):
Comprehensive income:
Net income	-	-	-	16,421	-	-	-	-
Translation adjustment	-	-	-	-	(11,872)	-	-	-
Total comprehensive income	-	-	-	-	-	-	-	4,549
Treasury shares issued for acquisition
	1,172	-	2,244	-	-	-	8,009	10,253
Shares issued for acquisition	919	9	8,036	-	-	-	-	8,045
Restricted stock compensation	-	-	-	-	-	12	-	12
Cash dividends, ($.14 per share)	-	-	-	(6,637)	-	-	-	(6,637)

Ending balance	47,403	$474	$313,584	$67,132	$(22,526)	$(45)	$-	$358,619

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	July 1, 2001	July 2, 2000

Cash Flows From Operating Activities:
Net income	$16,421	$18,295
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,918	23,947
Minority interest in income of consolidated companies	5,634	6,631
(Increase) decrease in working capital excluding effects of acquisitions -
Accounts receivable, net	(15,302)	(11,886)
Inventories	14,810	1,898
Accounts payable	(11,002)	(24,381)
Accrued liabilities	(1,615)	16,905
Other	(7,606)	(440)

Net cash provided by operating activities	35,258	30,969

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(32,646)	(24,282)
Proceeds from sales of property, plant and equipment	-	62
Payments for acquisitions, net of cash acquired	(36,294)	5,126

Net cash used in investing activities	(68,940)	(19,094)

Cash Flows From Financing Activities:
Net borrowings on notes payable and bank overdrafts	3,735	17,694
Net borrowings of long-term debt	37,211	5,928
Cash dividends	(6,637)	(5,097)
Repurchase of common stock	-	(5,722)
Distributions to minority interest partners	(11,860)	(4,874)

Net cash provided by financing activities	22,449	7,929

Effect of Exchange Rate Changes	(2,666)	(1,507)

Cash and Cash Equivalents:
Net (decrease) increase during the period	(13,899)	18,297
Beginning balance	24,754	5,061

Ending balance	$10,855	$23,358

Supplemental Cash Flow Disclosures:
Interest paid	$8,440	$3,019
Income taxes paid	$1,577	$6,973

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

During 2000, the Company acquired Danfoss Fluid Power Companies in exchange for 16,150 shares of common stock. The consideration paid and allocation is as follows:

Consideration paid:
Common stock issued	-	$180,232
Long-term debt assumed	-	81,180
Other liabilities assumed	-	65,520

	-	$326,932
Allocated to:
Cash acquired	-	$12,563
Inventory	-	48,786
Other current assets	-	42,735
Property, plant and equipment	-	141,255
Goodwill and other intangibles	-	81,593

	-	$326,932
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands except per share data)
(Unaudited)

1)	Basis of Presentation and Use of Estimates -

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.  In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 1, 2001 and December 31, 2000, and results of operations for the thirteen weeks and twenty-six weeks ended July 1, 2001 and July 2, 2000, and cash flows for the twenty-six weeks ended July 1, 2001 and July 2, 2000.   These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.
2)	Business Combinations –

On January 19, 2001, the Company acquired all of the outstanding shares of Compact Controls Inc. (“CCI”) for approximately $36,000 in cash.  CCI, located in Hillsboro, Oregon, is a manufacturer of cartridge valves and hydraulic integrated circuit manifolds.  The acquisition has been accounted for under the purchase method of accounting for business combinations in fiscal 2001.  The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values.  The purchase price allocation will be determined during 2001 and results of operations of CCI are included with those of the Company beginning in fiscal 2001.

During January 2001, the Company also announced the acquisition of Italdigit s.r.l., an Italian manufacturer of electronic controls and wiring harnesses.  In addition, the Company has signed a letter of intent to acquire certain assets of Dantal Hydraulics Ltd. which relate to the distribution of former Danfoss Fluid Power ("DFP") products.  Finally, the Company has entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company.  This new company will focus on the development and marketing of electronic systems used to control the work functions of off-highway vehicles.

On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S.  The asset acquisition was agreed to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000.  The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain.  The Company issued 2,091 shares of its common stock and the acquisition was accounted for under the purchase method of accounting for business combinations in the first quarter of 2001.

On May 30, 2001, the Company announced that it had entered into agreements with Daikin Industries, Ltd. to establish two joint venture companies.  The two companies, a sales company and a manufacturing company, will operate as part of the Company's global organization covering the Asia-Pacific region.

On July 26, 2001, the Company announced the acquisition of Hidrover Valvulas S.A. in an all-cash transaction.  Hidrover develops and manufactures directional control valves and other hydraulic valves primarily serving the application areas of agriculture, material handling, and utility machinery.  The company, located in Caxias do Sul, Brazil, has approximately 80 employees and annual sales of approximately $4,000.
3)	New Accounting Pronouncements –

Effective June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires the purchase method.  SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill would be periodically tested for impairment.  The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002.  The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.

4)	Reclassifications -

Certain previously reported amounts have been reclassified to conform to the current period presentation.
5)	Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and twenty-six week periods ending July 1, 2001, and July 2, 2000:
	July 1, 2001			July 2, 2000

	Net Income	Shares	EPS	Net Income	Shares	EPS

Thirteen Weeks:
Basic net income	$4,172	47,395	$.09	$10,128	39,204	$.26
Effect of dilutive securities: Restricted stock
	-	3	-	-	-	-

Diluted net income	$4,172	47,398	$.09	$10,128	39,204	$.26

Twenty-Six Weeks:
Basic net income	$16,421	46,556	$.35	$18,295	33,195	$.55
Effect of dilutive securities: Restricted stock
	-	3	-	-	1	-

Diluted net income	$16,421	46,559	$.35	$18,295	33,196	$.55

6)	Restructuring Charges and Impairments -

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

	Balance remaining at December 31, 2000	Utilized	Balance remaining at July 1, 2001

Workforce reductions	$1,330	$1,330	$-
Asset impairments	1,391	1,391	-
Other	1,263	1,263	-

	$3,984	$3,984	$-

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

The workforce reductions represent the expected termination of 158 DFP employees, primarily production personnel.  As of Julyl 1, 2001, 157 have been terminated.  The balance remaining at July 1, 2001, is expected to be utilized in the second quarter of 2001 and will be funded through cash flows from the combined operations.

Certain aspects of the integration plan will be refined as additional studies are completed, including the evaluation of capacity of existing and acquired facilities to accommodate new manufacturing and administrative processes and the appropriate positioning of the sales and marketing organizations.  Adjustments to the estimated acquisition integration liabilities based on these refinements are included in the allocation of the purchase price of DFP, if the adjustment was determined within the purchase price allocation period.  Adjustments that are determined after the end of the purchase price allocation period will be 1) recorded as a reduction of net income, if the ultimate amount of the liability exceeds the estimate, or 2) recorded as a reduction of goodwill, if the amount of the liability is less than the estimate.

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

Movement of the various components of the restructuring liabilities follows:

	Inventory and other asset write-downs	Plant consolidation and other	Total

Balance remaining at December 31, 2000	$1,500	$1,663	$3,163
Utilized	460	903	1,363

Balance remaining at July 1, 2001	$1,040	$760	$1,800

7)	Segment and Geographic Information -

The Company’s two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate.  The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

The following table presents the significant items by segment for the results of operations for each of the thirteen and twenty-six week periods ending July 1, 2001 and July 2, 2000, and balance sheet data as of July 1, 2001 and December 31, 2000, respectively:
Thirteen Weeks		Europe	All Other	Eliminations		Total
Ended:	North

July 1, 2001	America

Trade sales	$118,191	$97,437	$6,013	$-		$221,641
Intersegment sales	8,985	16,877	474	(26,336)	(1)	-
Net income (loss)	678	4,631	(1,137)	-		4,172

July 2, 2000

Trade sales	$133,632	$90,836	$1,304	$-		$225,772
Intersegment sales	11,347	16,184	500	(28,031)	(1)	-
Net income (loss)	6,575	3,803	127	(377)	(2)	10,128

Twenty-Six Weeks Ended:	North		All
July 1, 2001	America	Europe	Other	Eliminations		Total

Trade sales	$263,805	$207,768	$11,170	$-		$482,743
Intersegment sales	20,322	36,697	798	(57,817)	(1)	-
Net income (loss)	5,337	11,850	(766)	-		16,421
Total assets	376,612	410,055	149,402	(63,567)	(3)	872,502

July 2, 2000

Trade sales	$241,014	$145,812	$2,425	$-		$389,251
Intersegment sales	22,984	25,435	880	(49,299)	(1)	-
Net income (loss)	13,696	6,001	84	(1,486)	(2)	18,295
Total assets	353,814	429,782	109,817	(52,450)	(3)	840,963

Reconciliations:

(1)	Elimination of intersegment sales.

(2)	Net income eliminations - minority interest in German Operating Company.

(3)	Total assets eliminations:
		2001	2000

	Intersegment receivables	$(48,888)	$(40,226)
	Intersegment profit in inventory and other	(14,679)	(12,224)

	Total assets eliminations	$(63,567)	$(52,450)

A summary of the Company’s net sales by product line is presented below:

	Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	2001	2000	2001	2000

Hydrostatic transmissions	$107,226	$156,868	$240,721	$288,434
Open circuit gear pumps and motors and piston pumps	44,721	37,302	95,312	57,060
Electrohydraulics and others	69,694	31,602	146,710	43,757

Total	$221,641	$225,772	$482,743	$389,251

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)
					Long-Lived Assets
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Assets (2)

	2001	2000	2001	2000	2001	2000

United States	$108,996	$125,110	$244,975	$224,200	$244,337	$218,251
Germany	20,247	18,289	44,224	31,546	45,962	51,480
Italy	15,586	13,945	32,295	21,894	7,541	8,032
France	11,588	10,041	24,446	15,892	261	659
United Kingdom	11,190	11,279	22,919	19,582	24,738	25,293
Denmark (3)	3,754	32	7,625	32	134,729	160,770
Slovakia (3)	172	147	636	263	33,682	33,317
Other countries	50,108	46,929	105,623	75,842	62,266	20,217

Total	$221,641	$225,772	$482,743	$389,251	$553,516	$518,019

(1)	Net sales are attributed to countries based on location of customer.
(2)	Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.
(3)	Majority of this country’s sales are shipped outside of the home country where the product is produced.
No single customer accounted for 10% or more of total consolidated sales in any period presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Of Sauer-Danfoss Inc. and Subsidiaries (the “Company”)

Safe Harbor Statement - This quarterly report and other written reports as well as oral statements made from time to time by the Company may contain “forward-looking statements,” statements regarding matters that are not historical facts, but rather are subject to risks and uncertainties. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements.  These statements are based on current financial and economic conditions and rely heavily on the Company’s interpretations of what it considers key economic assumptions.  Actual future results may differ materially depending on a variety of factors, including, but not limited to, changes in:  global economic factors, including foreign currency movements; general economic conditions, including interest rates; specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; major customers’ product and program development plans and the Company’s role in such plans; business relationships with major customers and suppliers; energy prices; difficulties entering new markets; pricing and product initiatives and other actions taken by competitors; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; labor relations; the Company’s execution of internal performance plans; and other business conditions.

Business Combinations

On May 3, 2000 the Company completed the acquisition of Danfoss Fluid Power (“DFP”) by issuing 16,149,812 shares of common stock in exchange for all of the shares of DFP and changed its name from Sauer Inc. to Sauer-Danfoss Inc.  The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flows of the acquisition of DFP beginning May 3, 2000.

On January 19, 2001, the Company acquired all of the outstanding shares of Compact Controls Inc. (“CCI”) for approximately $36.0 million in cash.  CCI, located in Hillsboro, Oregon, is a manufacturer of cartridge valves and hydraulic integrated circuit manifolds.  The acquisition has been accounted for under the purchase method of accounting for business combinations, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of CCI since January 19, 2001.

During January 2001, the Company also announced the acquisition of Italdigit s.r.l., an Italian manufacturer of electronic controls and wiring harnesses.  In addition, the Company has signed a letter of intent to acquire certain assets of Dantal Hydraulics Ltd. which relate to the distribution of former DFP products.  Finally, the Company has entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company.  This new company will focus on the development and marketing of electronic systems used to control the work functions of off-highway vehicles.

On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S.  The asset acquisition was agreed to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the DFP group on May 3, 2000.  The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain.  The Company issued 2,091,150 shares of its common stock and the acquisition has been accounted for under the purchase method of accounting for business combinations, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of these business operations since January 1, 2001.

On May 30, 2001, the Company announced that it had entered into agreements with Daikin Industries, Ltd. to establish two joint venture companies.  The two companies, a sales company and a manufacturing company, will operate as part of the Company's global organization covering the Asia-Pacific region.

The Company announced the acquisition of Hidrover Valvulas S.A. on July 26, 2001 in an all-cash transaction.  Hidrover develops and manufactures directional control valves and other hydraulic valves primarily serving the application areas of agriculture, material handling, and utility machinery.  The company, located in Caxias do Sul, Brazil, has approximately 80 employees and annual sales of approximately $4.0 million.

Results of Operations

Thirteen Weeks Ended July 1, 2001 Compared to Thirteen Weeks Ended July 2, 2000

Net sales - Sales for the second quarter of 2001 were $221.6 million, 1.9% below the same period in 2000.  In comparison, including DFP on a pro forma basis for 2000, sales decreased by 11.6% as reported in U.S. dollars and decreased by 9.8% excluding the impact of currency fluctuations.  Excluding the sales contributed by acquisitions completed in the first quarter of 2001, net sales in the quarter declined 16.3% compared to the same period in 2000.  Net sales decreased in nearly all markets the Company serves except for the agriculture market, which remained basically level with the prior year period.  Turf care declined 22.2%, construction and distribution were both down 17.2%, road building decreased 11.3% and the specialty vehicle market declined by 10.2% from the same period in 2000.  These declines are primarily a result of the slowdown in the North American economy.  In addition, the Company is beginning to see sales declines in the European market in delayed response to the North American weakness.  However, the rate of decline is not as drastic as what has been experienced thus far in North America.

North American net sales for the second quarter of 2001 were $118.2 million, a decrease of 16.8% from second quarter 2000 when including DFP on a comparable basis.  European net sales for the second quarter of 2001 were $97.4 million. Including DFP on a comparable basis in the second quarter of 2000, this is a decrease of 1.9% in local currencies, but down 9.1% as reported in U.S. dollars.  East Asia net sales for second quarter 2001 were $6.0 million, an increase of 262% over the same period of 2000.  The increased East Asia sales resulted from increased market penetration of product produced in the Company’s Shanghai plant coupled with the additional DFP distribution operations acquired in January of 2001.

The following table sets forth the Company’s net sales by market, in millions of dollars and as a percentage of total net sales, for the thirteen weeks ended July 1, 2001 and July 2, 2000, including DFP for the full three months of 2000:

	July 1, 2001	% of Total	July 2, 2000	% of Total

Agriculture	$41.6	18.8	$40.9	16.3
Construction	31.2	14.1	36.8	14.7
Turf Care	35.4	16.0	44.4	17.7
Road-building	21.2	9.6	23.3	9.3
Specialty	36.0	16.2	39.1	15.6
Distribution and aftermarket	56.2	25.3	66.2	26.4

Total	$221.6	100.0	$250.7	100.0

Cost of sales - Cost of sales for the second quarter of 2001 of $169.2 million was 76.4% of sales, compared to 73.3% of sales for the same period of 2000.  The higher cost of sales percentage in relation to sales reflects the lower overhead absorption rates experienced due to the lower volumes running through the Company’s plants, primarily in North America.  In addition, the Company took a bad debt write-off of $1.4 million before taxes relating to a customer in the aerial lift market filing for bankruptcy.  In light of the prevailing economic conditions, the Company has taken several actions to reduce expenses, including reductions in factory headcount commensurate with the volume reduction, week-long plant shutdowns, travel restrictions and other cost reduction activities.

Selling, general and administrative expenses - Selling, general and administrative expenses for second quarter 2001 of $31.0 million increased by $5.0 million, or 19.2% from second quarter 2000 expenses of $26.0 million.  This increase relates primarily to having DFP expenses included for the full quarter of 2001 versus only two months of 2000 coupled with the additional costs brought on by the new companies added in the first quarter discussed above.

Research and development expenses - Research and development expenses for second quarter 2001 of $9.5 million increased $1.9 million or 25.0% from second quarter 2000 expenses of $7.6 million.  Including DFP expenses for a full quarter of 2001 coupled with the additional companies added in early 2001 accounts for this increase.

Nonoperating expenses, net - Net nonoperating expenses for second quarter 2001 of $2.8 million decreased by $1.3 million from second quarter 2000 net expenses of $4.1 million.  Net interest expense for second quarter 2001 of $4.1 million increased by $1.3 million from second quarter 2000 net expense of $2.8 million.  The increase in net interest expense relates to the increased borrowings due to acquisitions.  Other income, net, for second quarter 2001 of $1.2 million increased from second quarter 2000 other expense, net, of $1.3 million due primarily to currency exchange gains in 2001 compared to currency exchange losses in 2000.

Provision for income taxes - Provision for income taxes for second quarter 2001 of $2.7 million decreased by $3.7 million from second quarter 2000 provision for income taxes of $6.4 million.  The decrease comes from the decrease in income before income taxes of $9.7 million offset somewhat by an increase in the effective tax rate for second quarter 2001 of 41.2% from the second quarter 2000 rate of 38.6%.

Net income - Net income for second quarter 2001 of $4.2 million decreased by $5.9 million, or 58.4% from second quarter 2000 net income of $10.1 million.  The decrease in net income was driven by the lower volumes running through many of the Company’s plants along with the bad debt write-off discussed above.  North American second quarter 2001 net income of $0.7 million declined from second quarter 2000 net income of $6.6 million.  European second quarter 2001 net income of $4.6 million increased by $0.8 million, or 21.1%, from second quarter 2000 net income of $3.8 million.  The increase in European net income results primarily from the additional month of DFP in the second quarter of 2001.

Twenty-Six Weeks Ended July 1, 2001 Compared to Twenty-Six Weeks Ended July 2, 2000

Net sales - Sales for the first half of 2001 were $482.7 million, an increase of 24% over the same period of 2000.  In comparison, including DFP on a pro forma basis for 2000, sales declined by 3.1% as reported in U.S. dollars and decreased by 1.2% excluding the impact of currency fluctuations.  Excluding the sales contributed by acquisitions completed in the first quarter of 2001, net sales in the first half of 2001 declined 7.9% compared to the same period in 2000.  Sales decreased in nearly all markets the Company serves except for the agriculture and turf care markets, which increased 2.7% and 7.3%, respectively.  Road building was down 11.6%, the specialty vehicle market declined 6.7%, distribution decreased 8.1% and construction declined 4.0%.  These declines are primarily a result of the slowdown in the North American economy along with inventory reductions taking place with the various industries.  In addition, the Company is beginning to see sales declines in the European market in delayed response to the North American weakness.  However, the rate of decline is not as drastic as what has been experienced thus far in North America.

The following table sets forth the Company’s net sales by market, in millions of dollars and as a percentage of total net sales, for the twenty-six weeks ended July 1, 2001 and July 2, 2000, including DFP for the full six months of 2000:

	July 1, 2001	% of Total	July 2, 2000	% of Total

Agriculture	$86.0	17.8	$83.7	15.6
Construction	67.6	14.0	70.4	15.7
Turf Care	93.9	8.9	87.5	25.4
Road-building	42.8	19.5	48.4	11.6
Specialty	72.6	15.0	77.8	8.2
Distribution and aftermarket	119.8	24.8	130.3	23.5

Total	$482.7	100.0	$498.1	100.0

Cost of sales - Cost of sales for the first half of 2001 of $364.9 million was 75.6% of sales, compared to 73.5% of sales for the same period in 2000.  The higher cost of sales percentage in relation to sales reflects the lower overhead absorption rates experienced due to the lower volumes running through the Company’s plants, primarily in North America.  In addition, the Company took a bad debt write-off of $1.4 million before taxes as discussed above.  The Company has also been impacted by the higher levels of fixed costs in place from the high levels of capital expenditures in prior years.  In light of the prevailing economic conditions, the Company has taken several actions to reduce expenses, including reductions in factory headcount commensurate with the volume reduction, week-long plant shutdowns, travel restrictions and other cost reduction activities.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first half 2001 of $60.0 million increased by $16.9 million, or 39.2% from first half 2000 expenses of $43.1 million.  The increase reflects an additional four months of DFP expenses included in 2001 results, the additional companies acquired during the first quarter of 2001 and the amortization expense of goodwill and other intangibles from acquisitions.

Research and development expenses - Research and development expenses for the first half 2001 of $19.8 million increased by $5.0 million, or 33.8% from first half 2000 expenses of $14.8 million.  The additional four months of DFP expenses included in 2001 along with the other acquisitions made in the first quarter of 2001 coupled with the continued on-going development efforts for new customer programs is driving this increase.

Nonoperating expenses, net - Net nonoperating expenses for first half 2001 of $5.5 million decreased by $0.8 million from first half 2000 net expenses of $6.3 million.  Net interest expense for first half 2001 of $8.8 million increased by $3.8 million from the first half 2000 net expense of $5.0 million, reflecting higher overall borrowings associated with acquisitions.  Other income, net, for first half 2001 increased by $4.6 million from first half 2000 relating primarily to currency exchange gains mentioned above along with an increase in royalty income from the Company’s Japanese licensee.

Provision for income taxes - Provision for income taxes for first half 2001 of $10.5 million decreased by $1.2 million from first half 2000 provision for income taxes of $11.7 million.  The decrease results from the decrease in income before income taxes of $3.1 million.

Net income - Net income for the first half of 2001 of $16.4 million decreased by $1.9 million, or 10.4% from first half 2000 net income of $18.3 million.  North American first half 2001 net income of $5.3 million decreased by $8.4 million, or 61.3% from first half 2000 net income of $13.7 million.  North American net income was unfavorably impacted primarily by the lower plant volumes mentioned above and the bad debt write-off discussed above.  European first half 2001 net income of $11.9 million increased by $5.9 million, or 98%, from first half 2000 net income of $6.0 million, aided by the additional months of DFP operations perations included in the 2001 results.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first half of 2001 was $35.3 million, and increased of $4.3 million from the first half 2000 of $31.0 million.  The increase in operating cash flow resulted primarily from a reduction in inventories offset partially by an increase in accounts receivable.  In North America, the economic decline is having an impact on the Company’s ability to hold customers to its collection terms.

Net borrowings under short and long term credit facilities for the first half of 2001 were $40.9 million compared to the first half 2000 net borrowings of $23.6 million.  Net borrowings have increased from 2000 primarily to support acquisitions as discussed above.

The cash provided by operating activities of $35.3 million have funded 2001 first half capital expenditures of $32.6 million, cash acquisitions of $36.3 million, dividends of $6.6 million, distributions to minority interest partners of $11.9 million with net borrowings of $40.9 million and net cash acquired of $1.9 million covering the balance of these cash outflows.

Capital expenditures for the first half of 2001 of $32.6 million increased by $8.3 million from the first half 2000 capital expenditures of $24.3 million.  On a comparable basis, including DFP for the full period of 2000, capital expenditures in 2001 are level with 2000.  This level of expenditures is expected to decline during the second half of 2001 as the Company slows capital expenditures in line with the economic slowdown.  In fact, the Company’s capital expenditure level for the first half of 2001 is slightly below the depreciation level.  The higher level of capital expenditures in prior years is now in place to support the Company’s future growth plans, and positions the Company well to take advantage at the first sign of an upturn in its markets.  Additional capital expenditures will be made only after considering current economic conditions, the pace of on-going product development, and the need for production efficiencies.  The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for the forseeable future.

Other Matters

New Accounting Pronouncements - Effective June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires the purchase method.  SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill would be periodically tested for impairment.  The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002.  The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.

Outlook - The majority of the Company's markets continue to experience a downturn, most significantly in North America. The European markets are also beginning to feel this softening through reduced shipments beginning in the second quarter of 2001. The Company feels that it is outperforming the industry through increased penetration of its markets from additional vehicle content as a result of the DFP merger, other acquisitions and through new technology development. However, based on the current market conditions, the Company feels that total net sales and net income will be lower than previously expected. Due to the uncertainty in the economy and the markets that the Company serves, it is unclear how much lower net sales and net income will be in relation to previous expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 16, 2001, at which stockholders re-elected ten directors and ratified the appointment of KPMG LLP as the Company’s independent auditors for 2001.  Results of the voting in connection with each issue were as follows:

Voting on Directors:	For	Withheld	Total

Ole Steen Andersen	43,599,831	94,940	43,694,771
Jorgen M. Clausen	42,574,961	1,119,810	43,694,771
Nicola Keim	43,602,007	92,764	43,694,771
Johannes F. Kirchhoff	43,599,831	94,940	43,694,771
Hans Kirk	43,599,941	94,830	43,694,771
F. Joseph Loughrey	43,599,831	94,940	43,694,771
Klaus H. Murmann	42,548,121	1,146,650	43,694,771
Sven Murmann	43,600,467	94,304	43,694,771
David L. Pfeifle	43,603,241	91,530	43,694,771
Richard M. Schilling	43,600,331	94,440	43,694,771

Ratification of Independent Auditors:

For	43,679,075
Against	10,094
Abstain	5,602

Total	43,694,771

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit
No.	Description of Document

Exhibit No.	Description of Document

3.1	The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated May 3, 2000, is attached as Exhibit 3.2 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(a)	The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached as Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(b)	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(c)	The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(d)	The Lease Agreement for the Company’s Dubnica, Slovakia facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(e)	The Lease Agreement for the Company’s Swindon, England facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(f)	The Lease Agreement for the Company’s Minneapolis, Minnesota facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(g)	The Lease Agreement for the Company’s Newtown, Pennsylvania facility is attached as Exhibit 10.1(i) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(h)	The Lease Agreement for the Company’s Shanghai/Pudong, China facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(i)	The Employment Contract with Klaus Murmann is attached as Exhibit 10.1(k) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(j)	The Agreement and Amendment to Employment Agreement, effective May 3, 2000, relating to the Employment Contract referred to in 10.1(i) above with Klaus Murmann is attached as Exhibit 10.1 (j) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(k)	The Employment Contract with David L. Pfeifle is attached as Exhibit 10.1(x) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(l)	The Executive Employment Agreement with Neils Erik Hansen dated May 3, 2000 is attached as Exhibit 10.1 (l) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(m)	The Employment Contract with Thomas Kittel is attached as Exhibit 10.1(m) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(n)	The Sauer Inc. Management Incentive Plan is attached as Exhibit 10.1(r) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(o)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(p)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(q)	The Sauer-Sundstrand Employees’ Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(r)	The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1 (s) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(s)	The European Employees’ Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(t)	The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998 and is incorporated herein by reference.
10.1(u)	The Amendment, effective May 3, 2000 to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(t) above is attached as Exhibit 10.1 (v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(v)	The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company’s Registration Statement filed on April 23, 1998 and is incorporated herein by reference.
10.1(w)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan referred to in 10.1(v) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(x)	The 1999 Sauer-Danfoss Inc. Bonus Plan is attached as Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 13, 1999 and is incorporated herein by reference.
10.1(y)	The Amendment, effective May 3, 2000, to the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(x) above is attached as Exhibit 10.1 (z) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(z)	The form of the Sauer-Danfoss Inc. Change in Control Agreement for U.S. Participants dated May 3, 2000 is attached as Exhibit 10.1 (aa) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(aa)	The form of the Sauer-Danfoss Inc. Change in Control Agreement for European Participants dated May 3, 2000 is attached as Exhibit 10.1 (ab) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ab)	The Trademark and Trade Name Agreement dated May 3, 2000 between the Company and Danfoss A/S is attached as Exhibit 10.1 (ac) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ac)	The Termination Agreement with Tonio P. Barlage dated March 31, 2000 is attached as Exhibit 10.1(y) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.

10.1(ad)	The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000 and is incorporated herein by reference.
10.1(ae)	The Stock Purchase Agreement with Tonio P. Barlage and Maria Barlage dated March 31, 2000 is attached as Exhibit 10.1(aa) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(af)	The Sauer-Danfoss Employees’ Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.
10.1(ag)	The Indenture of Lease agreement for the Company’s Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(ah)	The Lease Agreement for the Company’s Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(ai)	The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(af) above, is attached hereto.
10.1(aj)	The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees’ Savings and Retirement Plan referred to in Exhibit 10.1(q) above, is attached hereto.
10.1(ak)	The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(af) above, is attached hereto.

(b) Reports on Form 8-K

1.	On June 12, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases. The first press release dated May 22, 2001 announced the Company’s second quarter dividend. The second press release dated May 30, 2001 announced the Company has entered into agreements with Daikin Industries, Ltd. to form two joint venture companies in Japan.

2.	On July 11, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases. The first press release dated July 5, 2001 announced the Company’s revised earnings forecast for the second quarter of 2001. The second press release dated July 10, 2001 announced the date and time of the conference call to discuss the Company’s second quarter 2001 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By /s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President - Finance and
Chief Accounting Officer
Sauer-Danfoss Inc.
August 15, 2001