Form 10-Q
period 2001-09-30
SAUER DANFOSS INC
filed 2001-11-14
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Yes  ☒ No  ☐

As of November 1, 2001, 47,410,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net Sales	$183,474	$197,366	$666,217	$586,617

Costs and Expenses:
Cost of sales	149,056	147,103	513,962	433,160
Selling, general and administrative	27,809	27,676	88,234	70,754
Research and development	9,148	8,105	28,916	22,882
Restructuring charges	-	6,559	-	8,977

Total costs and expenses	186,013	189,443	631,112	535,773

Operating income (loss)	(2,539)	7,923	35,105	50,844

Nonoperating Income (Expenses):
Interest expense, net	(4,395)	(2,882)	(13,156)	(7,882)
Other, net	(3,204)	3,934	467	2,636

Nonoperating income (expenses), net	(7,599)	1,052	(12,689)	(5,246)

Income (Loss) Before Income Taxes and Minority Interest	(10,138)	8,975	22,416	45,598

Provision (Benefit) for Income Taxes	(3,618)	3,408	6,881	15,105

Income (Loss) Before Minority Interest	(6,520)	5,567	15,535	30,493

Minority Interest in Income of Consolidated Companies	(1,143)	(236)	(6,777)	(6,867)

Net income (loss)	$(7,663)	$5,331	$8,758	$23,626

Basic and diluted net income (loss) per common share	$(0.16)	$0.12	$0.19	$0.64

Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$18,952	$24,754
Accounts receivable, less allowances	142,541	134,349
Inventories	140,869	146,232
Other current assets	11,004	9,823
Total current assets	313,366	315,158

Property, Plant and Equipment, net	424,740	422,986

Other Assets:
Goodwill, net	99,875	85,317
Other intangible assets, net	30,169	3,023
Deferred income taxes	7,784	7,786
Other	13,830	6,693
Total other assets	151,658	102,819
	$889,764	$840,963

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$49,576	$42,902
Long-term debt due within one year	3,611	4,205
Accounts payable	57,864	73,814
Accrued salaries and wages	18,838	19,535
Accrued warranty	12,799	12,026
Other accrued liabilities	29,076	36,417
Total current liabilities	171,764	188,899

Long-Term Debt	243,005	198,632

Other Liabilities:
Long-term pension liability	29,750	29,828
Postretirement benefits other than pensions	15,688	15,687
Deferred income taxes	39,329	25,956
Other	11,266	9,711
Total other liabilities	96,033	81,182

Minority Interests in Consolidated Companies	24,000	29,853

Stockholders' Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2001 and 2000; issued and outstanding 47,411 in 2001 and 45,312 in 2000	474	465
Additional paid-in capital	313,662	303,304
Retained earnings	56,153	57,348
Accumulated other comprehensive loss	(15,210)	(10,654)
Unamortized restricted stock compensation	(117)	(57)
Common stock in treasury (at cost), 0 in 2001 and 1,172 shares in 2000	-	(8,009)
Total stockholders' equity	354,962	342,397
	$889,764	$840,963

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock Compensation	Common Stock in Treasury	Total

December 31, 2000	45,312	$465	$303,304	$57,348	$(10,654)	$(57)	$(8,009)	$342,397

Thirty-Nine Weeks Ended September 30, 2001 (Unaudited):
Comprehensive income:
Net income	-	-	-	8,758	-	-	-	-
Translation adjustment	-	-	-	-	(4,556)	-	-	-
Total comprehensive income	-	-	-	-	-	-	-	4,202
Treasury shares issued for acquisition	1,172	-	2,244	-	-	-	8,009	10,253
Shares issued for acquisition	919	9	8,036	-	-	-	-	8,045
Restricted stock grant	8	-	78	-	-	(78)	-	-
Restricted stock compensation	-	-	-	-	-	18	-	18
Cash dividends,($.21 per share)	-	-	-	(9,953)	-	-	-	(9,953)

September 30, 2001	47,411	$474	$313,662	$56,153	$(15,210)	$(117)	$-	$354,962

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2001	October 1, 2000
Cash Flows From Operating Activities:
Net income	$8,758	$23,626
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,553	37,544
Minority interest in income of consolidated companies	6,777	6,867
(Increase) decrease in working capital excluding effects of acquisitions -
Accounts receivable, net	1,107	9,114
Inventories	13,845	(9,822)
Accounts payable	(17,904)	(16,710)
Accrued liabilities	(20,736)	15,710
Other	15,867	3,380
Net cash provided by operating activities	52,267	69,709

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(43,703)	(44,323)
Proceeds from sales of property, plant and equipment	-	444
Payments for acquisitions, net of cash acquired	(41,547)	5,126
Net cash used in investing activities	(85,250)	(38,753)

Cash Flows From Financing Activities:
Net borrowings on notes payable and bank overdrafts	7,707	18,230
Net borrowings (repayments) of long-term debt	45,850	(4,518)
Cash dividends	(9,953)	(8,268)
Net loans to minority interest partner	(6,400)	-
Repurchase of common stock	-	(5,722)
Distributions to minority interest partners	(12,680)	(7,608)

Net cash provided by (used in) financing activities	24,524	(7,886)

Effect of Exchange Rate Changes	2,657	(3,353)

Cash and Cash Equivalents:
Net (decrease) increase during the period	(5,802)	19,717
Beginning balance	24,754	5,061

Ending balance	$18,952	$24,778

Supplemental Cash Flow Disclosures:
Interest paid	$9,292	$3,086
Income taxes paid	$3,222	$9,021

Supplemental Schedule of Non-cash Investing and Financing Activities:

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

During 2000, the Company acquired Danfoss Fluid Power Companies in exchange for 16,150 shares of common stock.The consideration paid and allocation is as follows:

Consideration paid:
Common stock issued	-	$180,232
Long-term debt assumed	-	81,180
Other liabilities assumed	-	65,520
	-	$326,932
Allocated to:
Cash acquired	-	$12,563
Inventory	-	48,786
Other current assets	-	42,735
Property, plant and equipment	-	141,255
Goodwill and other intangibles	-	81,593
	-	$326,932

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(in thousands except per share data)

(Unaudited)

1)            Basis of Presentation and Use of Estimates -

The condensed consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2001 and December 31, 2000, and results of operations for the thirteen weeks and thirty-nine weeks ended September 30, 2001 and October 1, 2000, and cash flows for the thirty-nine weeks ended September 30, 2001 and October 1, 2000.   These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.

2)            Business Combinations –

On January 19, 2001, the Company acquired all of the outstanding shares of Compact Controls Inc. (“CCI”) for approximately $36,000 in cash.  CCI, located in Hillsboro, Oregon, is a manufacturer of cartridge valves and hydraulic integrated circuit manifolds.  The acquisition has been accounted for under the purchase method of accounting for business combinations in fiscal 2001.  The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values.  The final purchase price allocation will be determined during the fourth quarter of 2001 and results of operations of CCI are included with those of the Company beginning in fiscal 2001.

During January 2001, the Company also announced the acquisition of Italdigit s.r.l., an Italian manufacturer of electronic controls and wiring harnesses.  In addition, the Company has acquired certain assets of Dantal Hydraulics Ltd. that relate to the distribution of former Danfoss Fluid Power (“DFP”) products.  Finally, the Company has created a new joint venture company with Topcon Laser Systems, Inc. called Topcon Sauer-Danfoss (“TSD”). This new company is focused on the development and marketing of electronic systems used to control the work functions of off-highway vehicles.  The Company owns 50.1% of TSD.

On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S.  Sauer Inc. and Danfoss A/S agreed to the asset acquisition in principle when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000.  The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain.  The Company issued 2,091 shares of its common stock and the acquisition was accounted for under the purchase method of accounting for business combinations in the first quarter of 2001.

On July 20, 2001, the Company completed the acquisition of Hidrover Valvulas S.A. in an all-cash transaction.  Hidrover develops and manufactures directional control valves and other hydraulic valves primarily serving the application areas of agriculture, material handling, and utility machinery.  The company, located in Caxias do Sul, Brazil, has approximately 80 employees and annual sales of approximately $4,000.

On September 27, 2001, the Company completed the previously announced transaction with Daikin Industries, Ltd. to establish two joint venture companies.  The two companies, a sales company and a manufacturing company, will operate as part of the Company’s global organization covering the Asia-Pacific region.  The Company owns 65% of the sales company and 45% of the manufacturing company.

3)            New Accounting Pronouncements –

Effective June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires the purchase method.  SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill would be periodically tested for impairment.  The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002.  The adoption of SFAS No.142 is expected to add $.03 per share to the Company’s 2002 earnings compared to 2001.  The Company is working to determine the impact of these Statements, however, a final analysis of the Statements has not been completed.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise.  The Statement is effective on January 1, 2002 for calendar year companies.  At this time, the Company does not expect this Statement to have a material impact on its results of operations, liquidity or financial position.

4)            Reclassifications -

Certain previously reported amounts have been reclassified to conform to the current period presentation.

5)            Basic and Diluted Per Share Data -

                Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income (loss) per common share to diluted net income (loss) per common share is shown in the following table for the thirteen-week and thirty-nine week periods ending September 30, 2001, and October 1, 2000:

	September 30, 2001			October 1, 2000
	Net Income	Shares	EPS	Net Income	Shares	EPS
Thirteen Weeks:
Basic net income (loss)	$(7,663)	47,395	$(.16)	$5,331	45,303	$.12
Effect of dilutive Securities:
Restricted stock	-	3	-	-	2	-
Diluted net income (loss)	$(7,663)	47,398	$(.16)	$5,331	45,305	$.12

Thirty-Nine Weeks:
Basic net income	$8,758	46,836	$.19	$23,626	37,202	$.64
Effect of dilutive Securities:
Restricted stock	-	3	-	-	1	-
Diluted net income	$8,758	46,839	$.19	$23,626	37,203	$.64

6)            Restructuring Charges and Impairments -

During 2000, the Company recorded restructuring charges of $11,232 ($6,852 after tax, or $0.17 per share) associated with the integration of the DFP acquisition.  These charges relate to plant consolidation and other expenses, liability for workforce reductions, severance and other related employee benefits, building lease termination, and relocation of inventory and equipment and are included in the Consolidated Statements of operations.  A $1,500 restructuring charge was recorded for the expected termination of 70 employees, primarily manufacturing personnel.  As of December 31, 2000, all of these employees had been terminated.

Movement of the various components of the restructuring liabilities follows:

	Inventory and other asset write-downs	Plant consolidation and other	Total
Balance remaining at December 31, 2000	$1,500	$1,663	$3,163
Utilized	702	1,353	2,055
Balance remaining at September 30, 2001	$798	$310	$1,108

7)            Segment and Geographic Information -

                The Company’s two reportable segments are defined by geographic region due to the difference in economic characteristics in which these segments operate.  The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components.

The following table presents the significant items by segment for the results of operations for each of the thirteen and thirty-nine week periods ending September 30, 2001 and October 1, 2000, and balance sheet data as of September 30, 2001 and December 31, 2000, respectively:

Thirteen Weeks Ended:
September 30, 2001	North America	Europe	All Other	Eliminations		Total
Trade sales	$93,364	$84,902	$5,208	$-		$183,474
Intersegment sales	7,352	15,832	226	(23,410	) (1)	-
Net income (loss)	(5,617)	(2,859)	813	-		(7,663)

October 1, 2000
Trade sales	$103,837	$91,368	$2,161	$-		$197,366
Intersegment sales	11,213	17,629	525	(29,367	) (1)	-
Net income (loss)	694	5,693	(1,056)	-		5,331

Thirty-Nine Weeks Ended:
September 30, 2001	North America	Europe	All Other	Eliminations		Total
Trade sales	$357,169	$292,670	$16,378	$-		$666,217
Intersegment sales	27,674	52,529	1,024	(81,227	) (1)	-
Net income (loss)	(280)	8,991	47	-		8,758
Total assets	378,758	413,463	137,367	(39,824	) (3)	889,764

October 1, 2000
Trade sales	$344,851	$237,180	$4,586	$-		$586,617
Intersegment sales	34,197	43,064	1,405	(78,666	) (1)	-
Net income (loss)	14,390	11,694	(972)	(1,486	) (2)	23,626
Total assets	353,814	429,782	109,817	(52,450	) (3)	840,963

Reconciliations:

(1)  Elimination of intersegment sales.

(2)  Net income eliminations - minority interest in German Operating Company.

(3)  Total assets eliminations:

	2001	2000
Intersegment receivables	$(27,797)	$(40,226)
Intersegment profit in inventory and other	(12,027)	(12,224)

Total assets eliminations	$(39,824)	$(52,450)

A summary of the Company’s net sales by product line is presented below:

	Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	2001	2000	2001	2000
Hydrostatic transmissions	$75,517	$123,084	$316,238	$411,518
Open circuit gear pumps and motors and piston pumps	41,890	40,199	137,202	97,259
Electrohydraulics and others	66,067	34,083	212,777	77,840

Total	$183,474	$197,366	$666,217	$586,617

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Assets (2)
	2001	2000	2001	2000	2001	2000
United States	$81,856	$82,636	$326,831	$317,169	$247,935	$218,251
Germany	16,327	19,264	60,551	50,810	48,481	51,480
Italy	12,383	13,143	44,678	35,037	8,266	8,032
France	9,981	10,553	34,427	26,445	266	659
United Kingdom	10,355	11,792	33,274	31,374	25,586	25,293
Denmark (3)	3,510	48	11,135	80	177,490	160,770
Slovakia (3)	206	27	842	290	35,862	33,317
Other countries	48,856	59,903	154,479	125,412	24,728	20,217

Total	$183,474	$197,366	$666,217	$586,617	$568,614	$518,019

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

8)            Commitments and Contingencies –

The United States Internal Revenue Service (“IRS”) has audited the Company’s federal income tax returns for the fiscal years 1997 and 1998.  The Company has received a notice of proposed tax deficiency for the years 1997 and 1998 and filed an appeal with the IRS in response to that IRS notice.  Final proposed adjustments have not been received for these years.  Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these IRS audits in which it is currently involved will not have a materially adverse effect on the Company’s results of operations, liquidity or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

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

Business Combinations

On May 3, 2000 the Company completed the acquisition of Danfoss Fluid Power (“DFP”) by issuing 16,149,812 shares of common stock in exchange for all of the shares of DFP and changed its name from Sauer Inc. to Sauer-Danfoss Inc.  The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flows of DFP beginning May 3, 2000.

On January 19, 2001, the Company acquired all of the outstanding shares of Compact Controls Inc. (“CCI”) for approximately $36.0 million.  CCI, located in Hillsboro, Oregon, is a manufacturer of cartridge valves and hydraulic integrated circuit manifolds.  The acquisition has been accounted for under the purchase method of accounting for business combinations, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of CCI since January 19, 2001.

During January 2001, the Company also announced the acquisition of Italdigit s.r.l., an Italian manufacturer of electronic controls and wiring harnesses.  In addition, the Company has signed a letter of intent to acquire certain assets of Dantal Hydraulics Ltd. that relate to the distribution of former DFP products.  Finally, the Company has entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company called Topcon Sauer-Danfoss (“TSD”).  This new company will focus on the development and marketing of electronic systems used to control the work functions of off-highway vehicles.  The Company owns 50.1% of TSD.

On March 15, 2001, the Company announced it had acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S.  Sauer Inc. and Danfoss A/S agreed to the asset acquisition in principle when Sauer Inc. purchased eleven companies comprising the DFP group on May 3, 2000.  The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain.  The Company issued 2,091,150 shares of its common stock and the acquisition has been accounted for under the purchase method of accounting for business combinations, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of these business operations since January 1, 2001.

The Company completed the acquisition of Hidrover Valvulas S.A. on July 20, 2001 in an all-cash transaction.  Hidrover develops and manufactures directional control valves and other hydraulic valves primarily serving the application areas of agriculture, material handling, and utility machinery.  The company, located in Caxias do Sul, Brazil, has approximately 80 employees and annual sales of approximately $4.0 million.

On September 27, 2001, the Company completed the previously announced transaction with Daikin Industries, Ltd. to establish two joint venture companies.  The two companies, a sales company and a manufacturing company, will operate as part of the Company’s global organization covering the Asia-Pacific region.  The Company owns 65% of the sales company and 45% of the manufacturing company.

Results of Operations

Thirteen Weeks Ended September 30, 2001 Compared to Thirteen Weeks Ended October 1, 2000

Net sales - Sales for the third quarter of 2001 were $183.5 million, 7.0% below the same period in 2000 as reported in U.S. dollars and decreased by 9.3% excluding the impact of currency fluctuations.  Net sales decreased in nearly all markets the Company serves except for the specialty market, which remained basically level with the prior year period.  Distribution declined 12.2%, construction decreased 11.9%, road building was down 6.8%, turf care decreased 5.5% and the agriculture market declined by 3.4% from the same period in 2000.  These declines are primarily a result of the slowdown in the North American economy throughout 2001.  In addition, the European market has continued to weaken in delayed response to the North American decline.  Offsetting some of this decline, the Asian market has continued to show strong market growth over 2000.

North American net sales for the third quarter of 2001 were $93.4 million, a decrease of 10.0% from third quarter 2000.  European net sales for the third quarter of 2001 were $84.9 million. This is a decrease of 7.1% over the same period in 2000.  East Asia net sales for third quarter 2001 were $5.2 million, an increase of 136.4% over the same period of 2000.  The increased East Asia sales resulted from increased market penetration of product produced in the Company’s Shanghai plant and due to the additional DFP distribution operations acquired in January of 2001.

The following table sets forth the Company’s net sales by market, in millions of dollars and as a percentage of total net sales, for the thirteen weeks ended September 30, 2001 and October 1, 2000:

	September 30, 2001	% of Total	October 1, 2000	% of Total
Agriculture	$34.8	18.9	$36.0	18.2
Construction	24.7	13.5	28.0	14.2
Turf Care	22.2	12.1	23.5	11.9
Road-building	15.9	8.7	17.1	8.7
Specialty	34.8	18.9	34.5	17.5
Distribution and aftermarket	51.1	27.9	58.2	29.5

Total	$183.5	100.0	$197.4	100.0

Cost of sales - Cost of sales for the third quarter of 2001 of $149.1 million was 81.3% of sales, compared to 74.5% of sales for the same period of 2000.  The higher cost of sales percentage in relation to sales reflects the lower overhead absorption rates experienced due to the lower volumes running through the Company’s plants, primarily in North America, coupled with a pre-tax charge of $8.3 million related to non-recurring plant shutdown costs.  These costs were driven by the final closure of the Racine, Wisconsin, plant and the associated move to the Company’s West Branch, Iowa plant.  In light of the prevailing economic conditions, the Company has taken several actions to reduce expenses, including reductions in factory headcount commensurate with the volume reduction, weeklong plant shutdowns, travel restrictions and other cost reduction activities.

Selling, general and administrative expenses - Selling, general and administrative expenses for third quarter 2001 of $27.8 million increased by $0.1 million, or 0.4% from third quarter 2000 expenses of $27.7 million.  This increase relates primarily to the additional costs brought on by the new companies added earlier in the year as discussed above offset by cost reduction actions already in place, such as restrictions on hiring for replacement or new positions.

Research and development expenses - Research and development expenses for third quarter 2001 of $9.1 million increased $1.0 million or 12.3% from third quarter 2000 expenses of $8.1 million.  The additional companies added in early 2001 accounts for the majority of this increase.

Nonoperating expenses, net - Net nonoperating expenses for third quarter 2001 of $7.6 million increased by $8.7 million from third quarter 2000 net other income of $1.1 million.  Net interest expense for third quarter 2001 of $4.4 million increased by $1.5 million from third quarter 2000 net expense of $2.9 million.  The increase in net interest expense relates to the increased borrowings due to acquisitions.  Other expense, net, for third quarter 2001 was $3.2 million as compared to third quarter 2000 other income, net, of $3.9 million due primarily to currency exchange losses of approximately $1.9 million in 2001 compared to currency exchange gains in 2000 of approximately $3.0 million along with losses on disposals of property, plant and equipment.

Provision for income taxes - Income taxes benefit for third quarter 2001 was $3.6 million compared to $7.0 million from third quarter 2000 provision for income taxes of $3.4 million.  The effective tax rate benefit for third quarter 2001 was 32.0%.  The third quarter 2000 tax provision rate was 39.0%.

Net income (loss) – The net loss for third quarter 2001 of $7.7 million decreased by $13.0 million from third quarter 2000 net income of $5.3 million.  The decrease in net income was driven by the lower volumes running through many of the Company’s plants coupled with the non-recurring costs of shutting down and moving the Racine, Wisconsin, plant as mentioned above.  North American third quarter 2001 net loss of $5.6 million was a decline of $6.3 million from third quarter 2000 net income of $0.7 million.  European third quarter 2001 net loss of $2.9 million was a decrease of $8.6 million from third quarter 2000 net income of $5.7 million.

Thirty-Nine Weeks Ended September 30, 2001 Compared to Thirty-Nine Weeks Ended October 1, 2000

Net sales - Sales for the first nine months of 2001 were $666.2 million, an increase of 13.6% over the same period of 2000.  In comparison, including DFP on a pro forma basis for 2000, sales declined by 4.0% from the same period in 2000.  Sales increased in all markets the Company serves due primarily to the effects of acquisitions.  Agriculture increased 22.9%, the specialty vehicle market was up 20.5%, turf care increased 15.1%, construction increased 9.8%, distribution was up 7.1% and road building increased 6.4%.

The following table sets forth the Company’s net sales by market, in millions of dollars and as a percentage of total net sales, for the thirty-nine weeks ended September 30, 2001 and October 1, 2000:

	September 30, 2001	% of Total	October 1, 2000	% of Total
Agriculture	$124.2	18.7	$101.1	17.2
Construction	90.5	13.6	82.4	14.1
Turf Care	108.0	16.2	93.8	16.0
Road-building	58.9	8.8	55.3	9.4
Specialty	114.2	17.1	94.8	16.2
Distribution and aftermarket	170.4	25.6	159.2	27.1

Total	$666.2	100.0	$586.6	100.0

Cost of sales - Cost of sales for the first nine months of 2001 of $514.0 million was 77.2% of sales, compared to 73.8% of sales for the same period in 2000.  The higher cost of sales percentage in relation to sales reflects the lower overhead absorption rates experienced due to the lower volumes running through the Company’s plants, primarily in North America, coupled with the Racine, Wisconsin, plant shutdown costs referred to above.  In addition, the Company took a bad debt write-off of $1.4 million before taxes relating to a customer in the aerial lift market filing for bankruptcy during the second quarter.  The Company has also been impacted by the higher levels of fixed costs in place from the high levels of capital expenditures in prior years.  In light of the prevailing economic conditions, the Company has taken several actions to reduce expenses, including reductions in factory headcount commensurate with the volume reduction, week-long plant shutdowns, travel restrictions, reduced capital spending and other cost reduction activities.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first nine months 2001 of $88.2 million increased by $17.4 million, or 24.6% from the same period of 2000 expenses of $70.8 million.  The increase reflects an additional four months of DFP expenses included in 2001 results of $13.3 million, the additional companies acquired during 2001 of $2.1 million and the amortization expense of goodwill and other intangibles from acquisitions of approximately $2.0 million.

Research and development expenses - Research and development expenses for the first nine months of 2001 of $28.9 million increased by $6.0 million, or 26.2% from the first nine months of 2000 expenses of $22.9 million.  The additional four months of DFP expenses included in 2001 along with the other acquisitions made in early 2001 coupled with the continued on-going development efforts for new customer programs is driving this increase.

Nonoperating expenses, net - Net nonoperating expenses for the first nine months of 2001 of $$12.7 million increased by $7.5 million from the same period 2000 net expenses of $5.2 million.  Net interest expense for the first nine months of 2001 of $13.2 million increased by $5.3 million from 2000 net expense of $7.9 million, reflecting higher overall borrowings associated with acquisitions.  Other income, net, for the first nine months of 2001 decreased by $2.1 million from the same period in 2000 relating primarily to currency exchange losses in 2001 compared to currency exchange gains in 2000.

Provision for income taxes - Provision for income taxes for the first nine months of 2001 of $6.9 million decreased by $8.2 million from the same period 2000 provision for income taxes of $15.1 million.  The decrease results primarily from the decrease in income before income taxes of $23.1 million.

Net income - Net income for the first three quarters of 2001 of $8.8 million decreased by $14.8 million, or 62.7% from the first nine months of 2000 net income of $23.6 million.  Year to date 2001 North American net loss of $0.3 million was a decrease of $14.7 million from the first nine months 2000 net income of $14.4 million.  North American net income was unfavorably impacted primarily by the lower plant volumes and plant shutdown costs mentioned above as well as the bad debt write-off discussed above.  Year to date 2001 European net income of $9.0 million decreased by $2.7 million from the same period of 2000 net income of $11.7 million.  The year to date decline in European net income was driven almost solely by the third quarter 2001 decline in sales and continued weakening in the European market in delayed response to the slower U.S. economy.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first nine months of 2001 was $52.3 million, a decrease of $17.4 million from the first nine months of 2000 of $69.7 million.  The decrease in operating cash flow resulted primarily from a reduction in accounts payable and other liabilities offset partially by a decrease in inventories and accounts receivable.  In particular, in North America, the economic decline is having an impact on the Company’s ability to hold customers to its collection terms.

Net borrowings under short and long term credit facilities for the first nine months of 2001 were $53.6 million compared to the first nine months of 2000 net borrowings of $13.7 million.  Net borrowings have increased from 2000 primarily to support acquisitions as discussed above.

The cash provided by operating activities of $52.3 million have funded year to date 2001 capital expenditures of $43.7 million, cash acquisitions of $41.5 million, dividends of $10.0 million, distributions to minority interest partners of $12.7 million and loans to minority interest partners of $6.4 million with net borrowings of $53.6 million and net cash acquired of $1.9 million covering the balance of these cash outflows.

Capital expenditures for the first nine months of 2001 of $43.7 million decreased by $0.6 million from the first nine months of 2000 capital expenditures of $44.3 million.  This reflects the Company’s efforts to control and reduce capital expenditures, many of which take time to slow down or stop altogether.  The Company now expects the total year 2001 capital expenditures to be at or below the 2001 depreciation level.  For the remainder of 2001 and going into 2002, additional capital expenditures will be made only after considering current economic conditions, the pace of on-going product development, and the need for keeping up with customer delivery expectations.  The Company plans to continue to fund its capital expenditures primarily from internally generated funds and, where necessary, increased borrowings under its credit facilities.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for the foreseeable future.

Other Matters

New Accounting Pronouncements - Effective June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires the purchase method.  SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill would be tested for impairment.  The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002.  The adoption of SFAS No.142 is expected to add $.03 per share to the Company’s 2002 earnings compared to 2001.  The Company is working to determine the impact of these Statements, however, a final analysis of the Statements has not been completed.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise.  The Statement is effective on January 1, 2002 for calendar year companies.  At this time, the Company does not expect this Statement to have a material impact on its results of operations, liquidity or financial position.

Outlook - The majority of the Company’s markets continue to experience a downturn, most significantly in North America.  The European markets have now shown signs of having an economic slowdown similar to that in North America.  The Company feels that it is outperforming the industry through increased penetration of its markets from additional vehicle content as a result of the DFP merger, other acquisitions and through new technology development.  However, based on the current market conditions and the uncertainty for the foreseeable future, the Company does not feel comfortable predicting the financial outlook for the remainder of 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended September 30, 2001.

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

10.1(r)

The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees’ Savings and Retirement Plan referred to in Exhibit 10.1(q) above, is attached as Exhibit 10.1(aj) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

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

10.1(ah)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ag) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ai)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ag) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001 and is incorporated herein by reference.

10.1(aj)

The Indenture of Lease agreement for the Company’s Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

10.1(ak)

The Lease Agreement for the Company’s Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

10.1(al)	The Third Amendment to the Sauer-Sundstrand LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached hereto.
10.1(am)	The Sauer-Danfoss Racine Employees’ Savings Plan, effective December 1, 2000, is attached hereto.

(b)   Reports on Form 8-K

1.     On August 8, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases.  The first press release dated July 26, 2001 announced the Company had completed the acquisition of Hidrover Valvulas S.A..  The second press release dated August 1, 2001 announced the Company’s second quarter 2001 financial results.

2.     On September 24, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated September 20, 2001 announcing the third quarter dividend.

3.     On October 29, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases.  The first press release dated October 15, 2001 announced the date and time of the Company’s third quarter conference call to discuss third quarter financial results.  The second press release dated October 18, 2001 announced that the Company has completed the formation of two joint ventures in Japan with Daikin Industries, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By /s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President-Finance and
Chief Accounting Officer
Sauer-Danfoss Inc.

November 14, 2001