Form 10-K405
period 2001-12-31
SAUER DANFOSS INC
filed 2002-03-29
CIK 865754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NUMBER: 333-48299

SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3482074 (I.R.S. Employer Identification No.)
2800 East 13th Street, Ames, Iowa (Address of principal executive offices)	50010-8600 (Zip Code)

(515) 239-6000
(Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share (Title of each class)	New York Stock Exchange Frankfurt (Germany) Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
     None

(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

        The aggregate market value of the voting stock of the Registrant held by nonaffiliates at March 8, 2002, was $106,345,644. As of March 8, 2002, there were 47,410,768 shares of common stock, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the annual meeting of stockholders to be held May 1, 2002 are incorporated by reference into Parts II and III.

PART I

Item 1. Business.

  (a)    General Development of Business

        Sauer-Danfoss Inc. ("Sauer-Danfoss" or the "Company"), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss, established in 1987, is a global manufacturer of components and integrated hydraulic systems that generate, transmit, and control fluid power in mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, orbital motors, hydrostatic steering units, proportional load-sensing valves, microprocessor controls, and electrohydraulics. The Company sells its products to original equipment manufacturers ("OEMs") who use Sauer-Danfoss products to provide the hydraulic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the construction, road building, agriculture, turf care, and specialty vehicle markets. In May 2000, the Company completed the acquisition of Danfoss Fluid Power (DFP) by issuing 16,149,812 shares of its common stock in exchange for all of the outstanding shares of DFP. DFP, which had 1999 sales of $322 million, manufactures orbital motors, hydrostatic steering units, load-sensing proportional valves, gear pumps and electrohydraulic products for the mobile equipment market. The acquisition was accounted for under the purchase method of accounting and accordingly, the consolidated statements of income include the results of DFP beginning May 2000. As a result of the Company's acquisition of DFP, the Company changed its name from Sauer Inc. to Sauer-Danfoss Inc. The Company conducts its business globally under the Sauer-Danfoss name.

        On February 19, 2002, the Company announced that it had completed an agreement to purchase a minority interest in Comatrol S.p.A., effective January 1, 2002, and to enter into a strategic alliance to develop and manufacture cartridge valves and hydraulic integrated circuits (HICs) under the Sauer-Danfoss brand label as well as marketing, sales and support through the Sauer-Danfoss organization. Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16 million in annual sales. The Company, which paid approximately $6.0 million, will own 45% of Comatrol as a minority interest partner and will not consolidate the financial results. The Company has the option to acquire additional ownership interest in Comatrol in the future, but is not required to do so.

        In January 2001, the Company completed the acquisition of Compact Controls, Inc. ("CCI") by acquiring all of the outstanding stock of CCI in exchange for approximately $36 million in cash. CCI, located in Hillsboro, Oregon, is a leading manufacturer of cartridge valves and hydraulic integrated circuit manifolds in North America. The purchase was accounted for under the purchase method of accounting for business combinations.

        During January 2001, the Company acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S. The asset acquisition was agreed-to in principle by Sauer Inc. and Danfoss A/S when Sauer Inc. purchased eleven companies comprising the Danfoss Fluid Power group on May 3, 2000. The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain. The Company issued 2,091,150 shares of its common stock and the acquisition was accounted for under the purchase method of accounting for business combinations in the first quarter of 2001.

        Also in January 2001, the Company acquired Italdigit s.r.l. in an all-cash transaction. Headquartered in Italy, Italdigit manufactures electronic controls and wiring harnesses in mobile hydraulics as well as other areas. The purchase was accounted for under the purchase method of accounting for business combinations.

        During 2001, the Company established a marketing and distribution base in India by acquiring certain assets of Dantal Hydraulics Ltd for approximately $2.3 million. Dantal had previously been a distributor for Danfoss Fluid Power in India since 1989. Headquartered in New Delhi, Dantal also has branch offices in Ahmedabad, Mumbai, Bangalore, Chennai and Calcutta. The Company closed this transaction during the second quarter of 2001.

        In April 2001, the Company entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company called Topcon Sauer-Danfoss (TSD). TSD operates out of the Company's Minneapolis, Minnesota, facility and out of Topcon's facility in Pleasanton, California. This new company focuses on the development and marketing of electronic systems used to control the work functions of vehicles. The Company owns 50.1% of TSD, and accordingly, consolidates TSD into the Company's consolidated financial statements.

        In September 2001, the Company completed the previously announced transaction with Daikin Industries, Ltd. to establish two joint venture companies. The two companies, a sales company and a manufacturing company, will operate as part of the Company's global organization covering the Asia-Pacific region. The Company owns 65% of the sales company and 45% of the manufacturing company. Accordingly, the Company consolidates the sales company, but does not consolidate the manufacturing company.

  (b)    Financial Information about segments

        Information about the Company's two reportable segments defined by geographic region is set forth in Note 16 of the Notes to Consolidated Financial Statements on pages 51-52 of this report, and is incorporated herein by reference.

  (c)    Description of Business

        Information regarding the Company's principal products and the business in general is presented below. Information regarding sales by the Company's product lines is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 52, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10% or more of the Company's overall net sales for 2001.

Hydrostatic Transmissions

        Sauer-Danfoss designs, manufactures, and sells a range of closed circuit axial piston hydrostatic transmissions for both the propulsion and work functions of mobile equipment in the Americas, Europe, and Asia Pacific. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment.

Electrohydraulics

        Sauer-Danfoss designs and manufactures electrohydraulic valves and electronic controls, including microprocessor-based controls and electronic sensors through its electrohydraulics operations in the United States and Sweden and also designs electrohydraulic products in Germany, the United Kingdom, Italy, and Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of mobile equipment to control the Company's hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion function and the work function by providing standard or custom-designed controls.

Gear Pumps and Motors

        The Company designs, manufactures, and sells custom-designed gear pumps, as well as a broad range of high-performance standard gear pumps and motors. Gear pumps and motors are the most widely used type of mobile hydraulic pumps and motors in the industry. The Company manufactures customized gear pumps at its Swindon, England, facility and standard gear pumps and motors at its facilities in Bologna, Italy, and West Branch, Iowa.

Open Circuit Piston Pumps

        The Company designs, manufactures, and sells custom-designed open circuit piston pumps used to transform mechanical power from the engine to hydraulic power for the work function of the vehicle. The advantages of open circuit piston pumps compared to other types of pumps, such as vane or gear pumps are the high degree of control within the work function hydraulic system and the more efficient use of engine power. These products are designed and manufactured in the United States and Europe.

Control Valves

        Sauer-Danfoss designs, manufactures and sells a variety of spool type control valves to meet its customers' needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to very simple low cost valves for high volume Ag Tractors. These products are manufactured in the factories in Caxias do Sul, Brazil, Nordborg, Denmark, and Easley, South Carolina.

        The Company also designs, manufactures and sells a complete line of cartridge valves and hydraulic integrated circuits (HIC's) in the facilities in Reggio Emilia, Italy, Hillsboro, Oregon and Easley, South Carolina. Aerial lift platforms and road building equipment are a very large user of cartridge valves.

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
Chip spreaders
Concrete pumps
Concrete saws
Crawler dozers
Crawler loaders
Ditchers/trenchers
Excavators
Grinders
Landfill compactors
Oil distributors
Pavers
Planers
Rollers
Skid steer loaders
Transit mixers
Utility tractors
Wheel loaders	Combines Cotton pickers Detasselers Seeders Sprayers Tractors Windrowers	Commercial-wide area, walk- behind mowers Commercial zero-turn mowers General turf maintenance Lawn and garden tractors	Fruit pickers
Industrial lift trucks
Logging equipment
Marine equipment
Mining equipment
Oil field equipment
Railway maintenance
Rough terrain fork lifts
Self-propelled boom aerial lifts
Self-propelled scissor aerial lifts
Snow groomers
Sweepers
Tree shakers
Truck and bus fan drives

General Characteristics

        The Company sells both standard and customized products, with most products being built to order. With respect to some of the most technologically demanding vehicles, such as those used in forestry, construction, and road building, Sauer-Danfoss's engineers work closely with customers from design through manufacture of the final product, a cycle that can take as long as four to six years for a major new machine.

        Sauer-Danfoss operates 24 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. In North America, the Company sells and distributes its products directly to large OEMs and through independent distributors to smaller OEMs. In Europe, South America, and the Asia-Pacific region, the Company sells and distributes its products either directly or through sales subsidiaries located in Australia, Belgium, Brazil, China, Denmark, Finland, France, Germany, Netherlands, India, Italy, Japan, Norway, Poland, Portugal, Singapore, Slovakia, Spain, Sweden, and the United Kingdom.

        In accordance with standard industry practice for mobile hydraulics, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company's warranty expense has been less than 1.0% of net sales in each of the past three years.

        Because many of its products are designed and developed in conjunction with its customers' design teams to fit their specific needs and to minimize inventory levels, the Company primarily manufactures products to order. The Company typically machines components with long lead times according to a sales forecast and machines certain unique components for specific customers according to firm orders. Inventories at the Company's manufacturing sites consist primarily of raw materials and machined iron housings and components. Only small amounts of assembled finished units are maintained in inventory. Inventories at the Company's sales locations consist mainly of finished units manufactured specifically for distribution to customers in those locations.

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

Raw Materials

        The Company purchases iron housings and components from various U.S. and European foundries. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of sources in quantities sufficient to meet current requirements.

Patents, Trademarks, and Licenses

        The Company owns or licenses rights to approximately 540 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks. The Company licenses the use of the Sundstrand name from Hamilton Sundstrand (formerly Sundstrand Corporation), a division of United Technologies, under agreements that extend to March 31, 2004. The Company has discontinued the use of the Sundstrand name and does not expect to seek renewal of the license.

        To ensure worldwide availability of the Company's design of products, the Company has, in the past, licensed its technology to companies in certain countries. Prior to 2001, the Company licensed all its open- and closed-circuit piston pumps and motor and electrohydraulic valve technology to a subsidiary of Daikin Industries Ltd. in Japan. Effective October 1, 2001, the Company terminated this license and entered into a joint venture agreement with Daikin to jointly manufacture these products for distribution into the Asia-Pacific region. The Company also previously licensed its original hydrostatic transmission technology to Larsen & Toubro Ltd. in India. During 2001, the Company terminated this license agreement in conjunction with its acquisition of Dantal Hydraulics Ltd. Royalty income generated by these licenses during 2001, 2000, and 1999 was approximately $0.9 million, $1.3 million, and $1.0 million, respectively.

Backlog

        The amount of the Company's backlog is significant because, among other factors, customer orders typically involve long lead times and specific model types. On a comparable basis, at December 31, 2001, the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2002) was $320 million as compared with $375 million at December 31, 2000. However, orders can be canceled or rescheduled by customers. Thus, the level of orders currently in backlog could decline because of cancellation or rescheduling. The lower year-end 2001 backlog amount has been impacted by the declining economy, particularly in the Americas. In addition, the Company's U.S. distributor customers are placing orders with shorter lead times due to the Company's ability to fulfill such orders in a shorter time frame.

Competition

        The mobile hydraulics industry is very competitive. Sauer-Danfoss competes based on technological product innovation, quality, and customer service. The Company believes that long-term successful suppliers to mobile equipment manufacturers will be those companies that have the ability to capitalize on the changing needs of the industry by providing technological innovation, shorter product development times, and reduced manufacturing lead times at globally competitive price levels.

  Closed Circuit Hydrostatic Transmission Market

        The closed circuit hydrostatic transmission market is highly concentrated and intensely competitive. There are a small number of manufacturers of hydrostatic transmissions with which the Company competes worldwide that are not captive suppliers of OEMs. These include the Rexroth Hydromatic division of Robert Bosch AG, Eaton Corporation, and Linde AG. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers.

        The Company competes with a number of smaller companies that typically offer a single, specialized product on a more limited geographic basis as a component of a closed circuit hydrostatic transmission system.

        In terms of global supply of closed circuit hydrostatic transmissions, the Company believes it is the world leader in terms of product range, market share, and geographic coverage. Only Rexroth offers similar geographic coverage.

  Open Circuit Work Function Market

        The open circuit work function market is fragmented with a large number of suppliers of all types of products, including open circuit piston pumps, gear pumps and motors, hydraulic and electrohydraulic valves, electronic sensors and controls, and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Rexroth/Robert Bosch Group, Parker Hannifin Corporation, and Eaton Corporation, and in Japan, Kayaba and Kawasaki. The supply of standard gear pumps and motors and hydraulic valves is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

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

  Control Valves

        The control valve marketplace is fragmented with a large number of suppliers who are primarily focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of their customers. Competitors who provide partial lines include, Eaton Corporation, Hydra-Force, Sterling Hydraulics, Husco, Sun Hydraulics, Integrated Hydraulics, Walvoil, and Oil Control, plus many others. Complete global control valve line competitors are limited to Parker-Hannifin and Rexroth/Robert Bosch Group.

  Motors

        There are a limited number of competitors who can provide a complete line of low speed, high torque motors. Competitors include Eaton Corporation, Rexroth/Robert Bosch Group, White Hydraulics, Parker-Hannifin Corporation and M&S Hydraulics. This market is extremely price competitive, and is growing, providing Sauer-Danfoss opportunity to develop new products to increase share.

  Steering

        Hydrostatic Steering units are provided to the market from the same competitors as LSHT Motors (above) plus Ognibene. Sauer-Danfoss has the largest European market share and a growing share globally. As steering systems grow and needs expand Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market. Today, Sauer-Danfoss leads the industry in this direction for steering.

Research and Development

        The Company's research and development expenditures during 2001, 2000, and 1999 were approximately $38.1 million, $29.9 million, and $23.3 million, respectively.

Environmental Matters

        In all countries in which it operates, the Company is subject to environmental laws and regulations concerning emissions to air, discharge to waterways, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they will have on the Company in the future. The regulations are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by additional capital expenditures. The Company cannot accurately predict what capital expenditures, if any, may be required to comply with applicable environmental laws and regulations in the future; however, the Company does not currently estimate that any future capital expenditures for environmental control facilities will be material. The Company is not currently subject to any governmental remediation order, nor is the Company aware of any environmental problems that would have a materially adverse effect on the Company.

Employees

        As of December 31, 2001 and 2000 the Company had 6,790 and 6,733 employees, respectively.

Financial Information about Geographic Areas

        Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 52 of this report, and is incorporated herein by reference.

Item 2. Properties.

        Sauer-Danfoss Inc. conducts its manufacturing operations at 24 locations; ten in the United States, three in Italy, two in the United Kingdom and Slovakia, and one each in Brazil, China, Denmark, Germany, Japan, Poland, and Sweden. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Principal Products	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Hydrostatic transmissions	330,000	Owned
LaSalle, Illinois	Hydrostatic transmissions	325,000	Owned
Freeport, Illinois	Hydrostatic transmissions	183,000	Owned
Lawrence, Kansas	Hydrostatic transmissions	162,000	Owned
Easley, South Carolina	Valves	184,000	Owned
Hillsboro, Oregon	Valves	60,000	Leased
Sturtevant, Wisconsin	Steering units	25,000	Leased
Minneapolis, Minnesota	Electrohydraulics	75,000	Leased
West Branch, Iowa	Gear pumps and motors	105,000	Owned
Sullivan, Illinois	Hydrostatic transmissions	176,000	Owned
South America
Caxias do Sul, Brazil	Valves	29,000	Leased
Europe
Neumünster, Germany	Hydrostatic transmissions and electrohydraulics	463,000	Owned
Nordborg, Denmark	Steering units, gear pumps and motors, and valves	680,000	Leased

Wroclaw, Poland	Steering motors and pumps	41,000	Owned
Povazská-Bystrica, Slovakia	Hydrostatic transmissions and mechanical gear boxes	351,500	Owned
Dubnica nad Vahom, Slovakia	Hydrostatic transmissions	236,000	Leased
Swindon, England	Gear pumps	229,000	Leased
Stratford upon-Avon, England	Electrohydraulics	5,000	Owned
Bologna, Italy	Gear pumps and motors	246,000	Owned
Cento, Italy	Electrohydraulics	3,500	Owned
Reggio Emelia, Italy	Valves	53,000	Leased
Almhult, Sweden	Electrohydraulics	20,000	Owned
Asia
Shanghai/Pudong, China	Hydrostatic transmissions	105,000	Leased
Osaka, Japan	Hydrostatic transmissions	94,000	Leased

Total		4,181,000

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

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company, each of whom are elected annually at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board and until their successors are duly elected and shall qualify:

Name	Age	Position	Year Appointed
Klaus H. Murmann (1)(2)	70	Chairman and Director	1989
Joergen M. Clausen (3)	53	Vice Chairman and Director	2000
David L. Pfeifle (1)	57	President, Chief Executive Officer and Director	2000
David J. Anderson (1)	54	Executive Vice President — Strategic Business Development	2000
Hans J. Cornett (4)	51	Executive Vice President — Sales and Marketing	2000
Niels Erik Hansen (4)	53	Executive Vice President — Work Function and Control Products	2000
Karl J. Schmidt (8)	48	Executive Vice President and Chief Financial Officer	2002
James R. Wilcox (7)	56	Executive Vice President — Propel Products	2000
Per Have (4)	45	Vice President — Information Technology	2000
Richard Jarboe (5)	59	Vice President — Open Circuit	2000
Thomas K. Kittel (1)	53	Vice President — Hydrostatics — Europe	2000
Henrik Krabsen (4)	40	Vice President — Valves	2000
Finn Lyhne (4)	47	Vice President — Motors and Steering	2000
Kenneth D. McCuskey (1)	47	Vice President — Finance, Treasurer and Secretary	2000
Don O'Grady (9)	52	Vice President — Human Resources	2001
Albert Zahalka (6)	50	Vice President — Electrohydraulics	2000

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
(7)
Prior to joining the Company, Mr. Wilcox was employed by Omniquip — Textron as President — Material Handling unit from October 1999 through October 2000. Prior to being employed by Omniquip, Mr. Wilcox served as the Vice President and General Manager for the Company's U.S. Hydrostatics business.
(8)
Prior to joining the Company, Mr. Schmidt was employed by Degussa — Huls Corporation as Vice President and Chief Financial Officer.
(9)
Prior to joining the Company, Mr. O'Grady was employed by TRW as Director and Vice President of Human Resources.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

  Market and Dividend Information

        The Company's Common Stock is traded on the New York Stock Exchange and the Frankfurt (Germany) Stock Exchange. As of March 12, 2002, there were approximately 197 stockholders of record. Although exact information is unavailable, the Company also estimates that there are 3,500 additional beneficial owners of the Company's Common Stock, based upon the 2002 proxy solicitation.

        The Company is currently paying a quarterly dividend of $0.07 per share. The payment of dividends is subject to restrictions as described in Management's Discussion and Analysis of Financial Conditions and Results of Operations — Other Matters, on page 20 of this report.

        The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2000, and the quarterly cash dividends paid in 2001 and 2000:

	1st	2nd	3rd	4th	Full Year
2001
High	$10.29	$9.95	$9.43	$8.48	$10.29
Low	$8.41	$7.27	$7.37	$6.64	$6.64
Dividends	$0.07	$0.07	$0.07	$0.07	$0.28
2000
High	$11.70	$11.00	$10.91	$10.05	$11.70
Low	$7.28	$8.19	$8.80	$6.76	$6.76
Dividends	$0.07	$0.07	$0.07	$0.07	$0.28

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

	2001	2000 (1)	1999	1998	1997
	(in thousands except per share data)
Operating Data:
Net sales	$855,279	$782,537	$534,382	$564,524	$535,173
Gross profit	193,233	201,011	125,932	136,213	131,108
Marketing	63,318	40,874	24,727	24,942	23,256
Research and development	38,054	29,874	23,311	22,089	20,655
Administration	59,485	57,302	33,655	29,571	29,319
Total operating expenses	160,857	128,050	81,693	76,602	73,230
Earnings before interest and taxes	24,976	55,347	37,625	50,527	50,680
Total interest expense, net	17,377	11,194	8,566	8,814	7,607
Net income	4,730	26,925	18,120	26,334	27,129
Per Share Data:
Income per common share, basic and diluted	$0.10	$0.69	$0.67	$1.01	$1.12
Cash dividends per share	$0.28	$0.28	$0.28	$0.29	$0.32
Weighted average basic shares outstanding	46,977	39,216	27,225	26,148	24,225
Weighted average diluted shares outstanding	46,980	39,217	27,240	26,150	24,225
Balance Sheet Data:
Inventories	$141,652	$146,232	$73,977	$89,195	$89,031
Property, plant & equipment, net	423,195	422,986	269,485	262,527	191,690
Total assets	884,891	840,963	442,515	459,771	388,735
Total debt	298,799	245,739	131,855	151,027	136,428
Stockholder's equity	347,184	342,397	150,752	148,904	85,301
Debt to debt plus equity	44.5%	39.8%	41.7%	45.0%	53.6%
Other Data:
Backlog (at year-end)	$319,905	$375,052	$252,400	$261,700	$227,500
Depreciation and amortization	69,474	53,338	35,538	30,635	25,835
Capital expenditures	69,697	67,931	57,149	98,582	66,750
EBITDA*	94,450	108,685	73,163	81,162	76,515
Cash flows from (used in):
Operating activities	67,266	81,859	77,786	63,535	42,744
Investing activities	(110,143)	(62,305)	(56,779)	(98,950)	(70,311)
Financing activities	33,497	5,406	(22,940)	35,077	23,351
Number of employees (at year-end)	6,790	6,733	3,836	3,710	3,751
Sales/total compensation expense	3.22x	3.32x	3.49x	3.68x	3.66x

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

Overview

        Sauer-Danfoss Inc. and subsidiaries (the Company) is a leading international supplier of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care and specialty equipment. The Company designs, manufactures and sells its products in North America, Europe and the Asia Pacific Region, and sells its products throughout the rest of the world either directly or through distributors. The Company also manufactures and sells its products in South America through its manufacturing plant and sales office in Caxias do Sul and Sao Paulo, Brazil.

        The Company began 2001 with high expectations of reaping the benefits of bringing Sauer and Danfoss Fluid Power (DFP) together, but instead ended the year disappointed with its overall financial performance. The year began with a steep downturn in the U.S. markets that the Company serves, which eventually spread to Europe later in the year. Overall, the Company's sales declined 9.5% from the prior year after adjusting for the effects of acquisitions made in both years. Although this decline is less than the decline experienced by the overall industry that the Company serves, the financial results were further impacted by unexpected nonrecurring costs associated with the merger of DFP and the continued commitment to future customer programs. These items will be discussed further in sections below.

        The Company now turns its attention immediately to 2002 by taking several substantial actions to return to more acceptable levels of profitability, including reducing fixed costs in both the factories and offices, not hiring for open positions, having selected layoffs, reducing the use of outside contractors and consultants, and redirecting a portion of its engineering resources towards increasing plant productivity and further harvesting operational synergies. The Company feels that it can take these actions and still be well prepared for the expected upturn in its markets.

Results of Operations

2001 Compared to 2000

        Net Sales — Sales for 2001 of $855.3 million increased by $72.8 million, or 9.3%, from the prior year. However, all of this increase was due to the impact of acquisitions, both from having a full year effect of acquisitions made in 2000, and the effect of acquisitions made during 2001. On a comparable basis, including a full year of 2000 sales from DFP and excluding the effects of acquisitions made during 2001, net sales decreased 7.9% in local currencies, and were down 9.5% as reported in U.S. dollars. Further comparisons of the Company's markets are very difficult due to acquisitions, however, by including DFP for the full year of 2000, the Company experienced decreases in most of its markets as follows: construction declined 6.9%, road building was down 6.1%, turf care declined 5.1% and the distributor area was down 8.3%. The only bright spots were in agriculture, which increased a modest 4.9% compared to significantly lower levels in the past couple of years, and in the specialty market which was essentially flat with the prior year.

        The following table sets forth the Company's net sales by market, including DFP for the full year 2000, in millions of dollars and as a percentage of total net sales, for the years ended December 31, 2001 and 2000:

	December 31,
	2001		2000
	(Dollars)	% of Total	(Dollars)	% of Total
Agriculture	$162.9	19.0	$155.3	17.5
Specialty	145.2	17.0	144.8	16.3
Turf care	135.6	15.9	142.9	16.1
Construction	116.4	13.6	125.0	14.1
Road building	75.3	8.8	80.2	9.0
Distribution and aftermarket	219.9	25.7	239.9	27.0

	$855.3	100.0	$888.1	100.0

        Gross Profit — Gross profit for 2001 of $193.2 million, or 22.6% of sales was down from the reported $201.0 million of gross profit in 2000, which was 25.7% of sales. The lower gross profit experienced in 2001 was due in large part to lower plant utilization experienced from the dramatic decline in sales in the Americas with a slightly lower impact in Europe. Coupled with this effect was a pretax charge of $8.3 million of unexpected additional costs associated with the final closure of the Racine, Wisconsin, plant and associated move to the Company's West Branch, Iowa, plant. In addition, the Company took a bad debt write-off of $1.4 million before taxes relating to a customer in the aerial lift market filing for bankruptcy during the second quarter. During 2001 the Company took several actions to reduce manufacturing expenses including reductions in factory headcount commensurate with the volume reduction, several weeklong plant shutdowns and other cost reduction activities. However, these measures were not enough to completely offset the effects of the above-mentioned items.

        Selling, General and Administrative Expenses — Selling, general and administrative expenses for 2001 of $122.8 million increased by $24.6 million, or 25.1%, from the same period of 2000. The inclusion of four additional months in 2001 of DFP results accounts for $13.7 million of this increase. An additional $3.5 million of expense was incurred due to a full year's amortization of goodwill from DFP, and additional amortization from other intangibles established from the final appraisals related to the DFP and other acquisitions. The Company anticipates that ongoing amortization will be reduced by approximately $2.8 million per year for 2002 and beyond due to the implementation of Statement of Financial Accounting Standard No. 142. See "Other Matters" below for further discussion on this new accounting pronouncement. The majority of the remaining $7.4 million increase is due to acquisitions made in 2001.

        Research and Development Expenses — Research and development expenses of $38.1 million increased by $8.2 million, or 27.4%, from 2000 and represent 4.5% of total net sales for 2001 compared to 3.8% of net sales in 2000. The additional four months of DFP in 2001 accounts for $1.7 million of the increase. The remaining increase reflects the effects of acquisitions made during 2001 and the Company's ongoing development of new customer programs, such as the recent introduction of the hydro-mechanical transmission for the agriculture tractor market.

        Nonoperating Expenses, Net — Net nonoperating expenses for 2001 of $16.9 million were $9.0 million higher than 2000 net expenses of $7.9 million. Net interest expense for 2001 of $17.4 million increased by $6.2 million from the 2000 net expense of $11.2 million. Despite overall declines in the Company's floating borrowing rates during 2001, (see discussion of the Company's borrowing rates in Note 12 of the Notes to Consolidated Financial Statements), the higher overall bank borrowings used to fund acquisitions during the year has driven the net interest expense significantly higher along with the additional four months of borrowings in 2001 for the DFP acquisition in May 2000. Other income, net for 2001 of $0.5 million decreased by $2.8 million from 2000's other income of $3.3 million related primarily to currency exchange gains. In addition, the Company realized $0.4 million less royalty income from its Japanese licensee, Daikin Industries, Ltd., due to the formation of a joint venture with Daikin as of October 1, 2001. The license agreement was terminated as of that date, and the Company will no longer receive royalties from Daikin.

        Provision for Income Taxes — Provision for income taxes for 2001 of $2.9 million decreased $14.3 million from the 2000 provision for income taxes of $17.2 million. The decrease is a direct result of the decrease in income before income taxes of $36.6 million coupled with a slight decrease in the effective tax rate for 2001 of 37.8% compared to an effective tax rate for 2000 of 39.0%.

        Net Income — The Company ended 2001 with net income of $4.7 million, down $22.2 million from the $26.9 million of net income in 2000. The economic downturn experienced by most of the Company's markets, coupled with the nonrecurring plant shutdown costs, bad debt write-off discussed above, and higher interest expense contributed to this decline.

        Order Backlog — Total order backlog at the end of 2001 was $319.9 million, compared to $375.0 million at the end of 2000, a decrease of 14.7%. On a comparable basis, excluding the effects of acquisitions, order backlog declined 17.1% from the year-end 2000 levels, or 15.2% excluding the impact of currency fluctuations. During the fourth quarter of 2001, $229.8 million in new orders were written, a decrease of 5.2% compared to the fourth quarter of 2000. Excluding the impact of acquisitions, orders written in the fourth quarter were $207.1 million, which was 14.5% less than the orders written in the fourth quarter of 2000, or a decrease of 13.6% excluding the impact of currency fluctuation.

Results of Operations

2000 Compared to 1999

        Net Sales — Net sales for 2000 of $782.5 million increased by $248.1 million, or 46.4%, from 1999 net sales of $534.4 million. On a comparable basis, net sales increased 12.6% in local currency, and at $579.6 million, were up 8.5% from 1999 as reported in U.S. dollars. On a comparable basis, the Company experienced increases in all of its primary markets with the exception of road building, which decreased $6.2 million, or 8.9%, from 1999. Turf care sales increased $26.8, million or 24.2%, agriculture increased $9.4 million or 11.1%, specialty increased $4.7 million, or 10.3%, and construction increased $4.7 million, or 5.5%, over 1999. Each of the Company's product lines experienced increased sales levels from 1999 with hydrostatics up $32.7 million, open circuit gear products and piston pumps up $3.6 million and electrohydraulics and controls up $9.0 million.

        The following table sets forth the Company's Sauer-only net sales by market for comparison purposes, in millions of dollars and as a percentage of total Sauer-only net sales for the years ended December 31, 2000 and 1999:

	December 31,
	2000		1999
	(Dollars)	% of Total	(Dollars)	% of Total
Turf care	$137,357	23.7	$110,585	20.7
Agriculture	94,525	16.3	85,087	15.9
Construction	89,904	15.5	85,218	16.0
Road building	63,294	10.9	69,494	13.0
Specialty	50,308	8.7	45,556	8.5
Distribution and aftermarket	144,211	24.9	138,442	25.9

	$579,599	100.0	$534,382	100.0

        Gross Profit — Gross profit for 2000 of $201.0 million was 25.7% of net sales, slightly higher than the 23.6% of net sales for 1999. The higher gross profit percentage in relation to sales reflects the higher absorption rates of expenses from increased plant utilization experienced during the year from the higher sales levels. Gross profit as a percentage of net sales for the former DFP companies was comparable to that of Sauer for the year.

        Selling, General and Administrative Expenses — Selling, general and administrative expenses for 2000 of $98.2 million increased by $39.8 million, or 68.2%, from 1999 expenses of $58.4 million. The inclusion of eight months of DFP results accounts for $32.1 million of this increase. An additional $1.2 million of expense was incurred due to goodwill amortization related to the DFP acquisition. The Company anticipates that ongoing amortization of goodwill and other intangibles will equal approximately $2.7 million per year on a pretax basis. The majority of the remaining $6.5 million increase is due to merger-related integration costs and higher spending on information technology.

        Research and Development Expenses — Research and development expenses of $29.9 million increased by $6.6 million, or 28.3%, from 1999 and represent 3.8% of total net sales for 2000. The inclusion of eight months of DFP results accounts for $4.0 million of the increase. The remaining increase reflects the Company's ongoing development of new customer programs and demonstrates the Company's emphasis on being a technology leader. Several new frame sizes of open circuit piston pumps were introduced into the market during 2000, bolstering the Company's product offerings in this important market area.

        Restructuring Charges — During 2000, the Company recorded $11.2 million of restructuring charges related to former Sauer operations as a result of the DFP acquisition. A total of $4.5 million related to the closing of its Newtown, Pennsylvania, facility, the operations of which were relocated to Easley, South Carolina. These charges related to employee severance costs, building lease termination, relocation of equipment and an accrual to cover ongoing building maintenance and services through the end of the lease term. The Company also recorded $5.0 million related primarily to asset impairments due to relocations in preparation for the closing and moving of the Racine, Wisconsin, operations to its West Branch, Iowa, and Ames, Iowa, facilities. The Company believes that substantially all of the restructuring charges related to the DFP acquisition have been recorded as of December 31, 2000.

        Nonoperating Expenses, Net — Net nonoperating expenses for 2000 of $7.9 million were $0.8 million lower than 1999 net expenses of $8.7 million. Net interest expense for 2000 of $11.2 million increased by $2.6 million from 1999 net expense of $8.6 million, reflecting higher overall bank borrowings due to increases in working capital and the DFP merger. Other income, net for 2000 of $3.2 million increased by $3.3 million from 1999's other net expense of $0.1 million primarily due to an increase of $0.3 million of royalty income from its Japanese licensee and $1.5 million of currency gains in Europe.

        Provision for Income Taxes — Provision for income taxes for 2000 of $17.2 million increased by $6.3 million from 1999 provision for income taxes of $10.9 million. The increase is a result of the increase in income before income taxes of $15.1 million coupled with an increase in the effective tax rate for 2000 of 39.0% compared to an effective tax rate for 1999 of 37.6%.

        Net Income — Net income increased in 2000 to $26.9 million from $18.1 million in 1999, an increase of $8.8 million, or 48.6%. Of the increase, $7.2 million relates to the eight months of DFP results while the remaining $1.6 million of increased net income comes from the comparable Sauer-only results. Excluding the restructuring charges and one-time merger-related costs and gains, net income for 2000 would have been $35.7 million, or an increase of $17.6 million from 1999.

        Order Backlog — On a comparable basis, total order backlog at the end of 2000 was $279.6 million, compared to $252.4 million at the end of 1999, an increase of 10.8%. Excluding the impact of currency fluctuations, order backlog was up 13.2% from year-end 1999. During the fourth quarter of 2000, $157.1 million in new orders were written, an increase of 10.0% compared to the fourth quarter of 1999, or an increase of 12.2% excluding the impact of currency fluctuation. However, the Company's Sullivan,

Illinois, facility, which serves the consumer turf care market, received especially strong orders in the fourth quarter 2000. These orders can vary significantly from month to month, and as a result, quarter-over-quarter comparisons may not fairly reflect the trends in orders. When viewed over a more representative period, orders for the consumer turf care market were level with the prior year. Adjusted for this, orders received for fourth quarter 2000 were down 5.0% from fourth quarter 1999 and order backlog was level with the prior year.

Market Risk

        The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates.

        Foreign Currency — The Company does not currently enter into any type of foreign currency hedging or derivative arrangements to manage its exposure to fluctuations in the foreign currency markets. The Company feels it is presently well balanced between its U.S. and European operations because the Company generally reports its sales in the same country in which it incurs its expenses. However, the Company is impacted by foreign currency fluctuations in terms of comparing results from period to period as discussed below.

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

        With respect to translation risk, fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The impact is primarily a reporting consideration and does not affect the underlying results of operations. The translation impact on making prior period comparisons with respect to the Company's net sales can be material. However, as shown in the table below, historically the translation impact on net sales has not been significant in recent years.

	Percentage Sales Growth/ (Decline) over Prior Year
	2001 (1)	2000 (2)	1999
As Reported	(9.5%)	8.5%	(5.3%)
Without Currency Translation Impact	(7.9%)	12.6%	(3.7%)

(1)
Includes the effect of DFP for the full year of 2000 and excludes the effects of acquisitions made in 2001.

(2)
Excludes the effects of the DFP sales since May 3, 2000, for comparison purposes.

        With respect to transaction risk, the impact on the Company's operating results has not been significant. With its various manufacturing plants located primarily in its customers' countries of operation, generally the Company sells in the same currency in which it incurs its expenses.

        Interest Rates — The Company does not currently enter into any type of interest rate hedging or derivative arrangements to manage its exposure to interest rate changes. The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt:

	Fixed Rate Debt	Variable Rate Debt
2002	$9,217	$510
2003	10,398	70,850
2004	69,952	2,323
2005	7,154	1,619
2006	10,615	1,441
Thereafter	47,390	14,284

Total	$154,726	$91,027

Liquidity and Capital Resources

        The Company's principal sources of liquidity have been from internally generated funds from operations and from borrowings under its credit facilities in 2001, 2000 and 1999.

        Net cash provided by operating activities for 2001 of $67.3 million decreased by $14.6 million from $81.9 million for 2000. While reductions in trade receivables and inventories generated a combined $15.4 million of increased cash flow, this was offset by reductions in trade payables, other accrued liabilities and other working capital accounts of $30.3 million, accounting for the majority of the reduced operating cash flow. The decrease in payables and accrued liabilities was led by four primary factors. The first is that the Company has greatly reduced the amount of capital expenditures in process as of the end of 2001, meaning outstanding payables were less by approximately $3.0 million for these items heading into the new year. Secondly, the Company had established approximately $7.0 of restructuring reserves at the end of 2000 that were used during 2001. Thirdly, the Company had several retrofit warranty issues which arose in 2000 and that were accrued. During 2001, the Company determined its initial estimates for warranty were more than actual claims incurred during 2001 and accordingly, has reduced its retrofit warranty reserve by approximately $1.9 million. Finally, the Company did not accrue any bonuses for its management group as of the end of 2001 due to the weaker financial performance.

        Capital expenditures for 2001 of $69.7 million were up slightly, $1.8 million, from the 2000 capital expenditure levels of $67.9 million. Heading into 2002, the Company will reduce the level of capital expenditures to focus on harvesting the benefits of past investments. The Company believes it has existing production capacity, flexibility and efficiency to handle any market upturn in the near future. For 2001, the percentage of capital expenditures by region were approximately 40% in the Americas, 59% in Europe and the remaining amount in Asia, compared to the year 2000 split of 52% in the Americas, 48% in Europe and some small amounts in Asia. This change in capital spending distribution reflects the changes in the regional economies during the year.

        The cash provided by operating activities nearly funded 2001 capital expenditures of $69.7 million, while dividends of $13.3 million, distributions to minority interest partners of $13.5 million and acquisitions of $41.5 million were funded through existing cash and bank borrowings. Net borrowings under short- and long-term credit facilities increased in 2001 by $60.3 million compared to an increase in 2000 of $29.4 million. The increase in net borrowings in 2001 reflects borrowings made to fund acquisitions during the year. Net borrowings for 2000 reflected the assumption of debt related to the DFP merger as well as increased cash needs to fund higher inventory levels.

        The Company operates under certain covenants as defined under its various credit agreements with its banks. During 2001, the Company did renegotiate its U.S. Revolving Credit Facility. This negotiation resulted in changes to covenants related to earnings performance and cash flow. Although the Company is currently meeting these new covenants, certain factors such as the uncertain economy in the U.S. coupled with the Company's financial performance could put the Company at risk of continuing to meet these covenants. Should the Company not meet these covenants, the result would be a default on the U.S. Revolving Credit Facility, causing the entire outstanding balance to be classified as currently payable. However, the Company does not currently anticipate that this will happen and has held discussions with its lenders to consider alternatives in the event of such a default. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of these covenants.

        The following table discloses all of the Company's future commitments under contractual obligations as of December 31, 2001:

Contractual Cash Obligations	Total	2002	2003	2004	2005	2006	Thereafter
Long-term debt	$245,753	$9,727	$81,248	$72,275	$8,773	$12,056	$61,674
Operating leases	98,930	10,590	9,556	8,175	7,580	7,100	55,929
Other	2,481	288	248	224	224	224	1,273

Total Contractual Cash Obligations	$347,164	$20,605	$91,052	$80,674	$16,577	$19,380	$118,876

Other Matters

        The Company's Critical Accounting Policies — In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. The Company feels that due to the type of industry it is in and the manufacturing nature of its business, the following accounting policies are the most critical. Critical accounting policies have been deemed as those which are significant to the reporting of the Company's financial condition and results, and require management's most difficult, complex or subjective judgments. A more comprehensive list of the Company's accounting policies is presented in Note 1 of the Notes to the Consolidated Financial Statements.

        Inventory Valuation — Being a manufacturing company, inventory is a substantial portion of the total assets of the Company. Therefore, the Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes having adequate reserves to 1) cover losses in the normal course of operation, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market as required by accounting principles generally accepted in the United States of America. For all of these, the Company applies consistent practices based upon historical data such as actual loss experience, past usage, and actual margins generated from trade sales of its products.

        Warranty Provisions — The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products. The Company records a provision for future warranty claims against its applicable product sales based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply.

        Useful Lives of Property, Plant and Equipment — The Company has a significant amount invested in manufacturing plants and machine tools. This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance.

        Valuation of Trade Receivables — The Company records trade receivables due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels are no longer collectable through reviewing the historical aging of its receivables and by monitoring the financial strength of its customers.

        Workers Compensation — The Company has an insurance policy to cover workers compensation claims in which the Company pays the first $0.25 million per claim, per incident. The Company establishes the reserve based on historic growth factors of claims and an estimate of incurred, but not reported claims.

        New Accounting Policies — During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations effective June 30, 2001, and requires the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill would be periodically tested for impairment. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. For the Company, this will be effective as of January 1, 2002. The Company's amortization of goodwill during 2001 was $2.8 million; the Company's 2002 earnings are expected to increase by $0.06 per share as compared to 2001 due to the cessation of goodwill amortization. The Company is currently undertaking the initial impairment analysis of intangible assets at its various reporting units, as required, and expects to complete this analysis during the first two quarters of 2002.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise. The Statement is effective on January 1, 2002, for calendar year companies and replaces SFAS No. 121. At this time, the Company does not expect this Statement to have a material impact on its results of operations, liquidity or financial position.

        Acquisitions and Business Ventures — On January 19, 2001, the Company completed its acquisition of Compact Controls Inc. (CCI) for approximately $36.0 million. CCI, located in Hillsboro, Oregon, is a leading manufacturer of cartridge valves and hydraulic integrated circuit manifolds. The acquisition has been accounted for under the purchase method of accounting for business combinations, and accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of CCI since January 19, 2001. The transaction resulted in approximately $22.0 million of goodwill being recognized.

        During January 2001, the Company acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S. Sauer Inc. and Danfoss A/S agreed to the asset acquisition in principle when Sauer Inc. purchased eleven companies comprising the DFP group on May 3, 2000. The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain. The Company issued 2,091 shares of its common stock and the acquisition has been accounted for under the purchase method of accounting for business combinations. The transaction resulted in approximately $7.0 million of goodwill. Accordingly, the consolidated statements of income and consolidated statements of cash flows include the operations and cash flow of these business operations since January 1, 2001.

        During April 2001, the Company entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company called Topcon Sauer-Danfoss (TSD). TSD operates out of the Company's Minneapolis, Minnesota, facility and out of a facility in Pleasanton, California. This new company focuses on the development and marketing of electronic systems used to control the work functions of vehicles.

The Company owns 50.1% of TSD and accordingly, consolidates TSD into its consolidated financial statements.

        During July 2001, the Company completed the acquisition of Hidrover Valvulas S.A. in an all-cash transaction. Hidrover develops and manufactures directional control valves and other hydraulic valves primarily serving the application areas of agriculture, material handling, and utility machinery. The company, located in Caxias do Sul, Brazil, has approximately 80 employees and annual sales of approximately $4.0 million.

        In September 2001, the Company completed the previously announced transaction with Daikin Industries, Ltd. to establish two joint venture companies. The two companies, a sales company and a manufacturing company, will operate as part of the Company's global organization covering the Asia-Pacific region. The Company owns 65% of the sales company and 45% of the manufacturing company. The Company will not consolidate the manufacturing company.

        Dividend Restrictions — The Company's ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants contained in the U.S. Revolving Credit Facility, Danish Revolving Credit Facility, and German credit agreements, which limit the amount of dividends the U.S. operating company, Danish operating company and German operating company can distribute to the Company. During 2001, the U.S. operating company made distributions to the Company of $7.7 million. At December 31, 2001, the U.S. operating company was restricted under its U.S. Revolving Credit Facility from paying any additional dividends to the Company. The German operating company and Danish holding company did not make any distributions to the Company during 2001, and at December 31, 2001, $30.0 million was not restricted as to the payment of dividends.

        Outlook — As mentioned in the "Overview" section above, the Company was disappointed in its 2001 financial performance and is taking aggressive actions to reduce both fixed and variable production expenses as well as to reduce fixed expenses in sales support and administrative areas. As 2002 begins, there are some signs of a mild recovery in select areas, such as forestry, distribution and the on-highway markets. Historically, these markets have been the first to experience declines, but also the first to begin to recover. The Company's agriculture market began to improve in late 2001 and it appears that this recovery will continue at a slow, but continuous pace through 2002. The U.S. federal government's Farm Bill, which is still unresolved, could have a significant impact on the ability of farmers to begin replacement of their aging equipment. Finally, although housing starts in the U.S. have remained strong throughout 2001, the construction market has remained depressed. Existing field inventories and longer service lives of equipment have continued to hold down the demand in this market. Overall, the Company is still taking a cautious approach to 2002. At this time, it appears that 2002 will behave as originally forecasted last fall, with slow growth during the first half of the year leading to an improved second half and ending the year 2002 with stronger backlogs heading into 2003. The Company believes that the slight increase in sales coupled with the savings achieved through the efforts described earlier will position the Company to realize improved profitability over that of 2001.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Certain market risks are discussed on page 16 and page 17 of this report, and the other disclosure requirements are either considered not applicable or not material.

Item 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements, Report of Management, and Report of Independent Auditors' are presented on pages 28-55 of this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding directors of the Company is set forth under "Election of Directors" on pages 5-7 of the Company's Proxy Statement for the annual meeting of stockholders to be held May 1, 2002, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company".

Item 11. Executive Compensation

        Information as to Executive Compensation is set forth under "Executive Compensation" on pages 9-16 of the Company's Proxy Statement for the annual meeting of stockholders to be held May 1, 2002, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 2-4 of the Company's Proxy Statement for the annual meeting of stockholders to be held May 1, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        In connection with the acquisition of DFP in May 2000 and the acquisition of additional assets and business operations of the fluid power business of DFP in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements is set forth in Note 13 of the Notes to Consolidated Financial Statements on pages 49-50 of this report, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as a part of this report.

        (1)  The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

      Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999, on page 28.

      Consolidated Balance Sheets as of December 31, 2001, and 2000, on page 29.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000, and 1999, on page 30.

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999, on page 31.

      Notes to Consolidated Financial Statements, December 31, 2001, 2000, and 1999, on pages 32-52.

      Report of Management and Reports of KPMG LLP and Arthur Andersen LLP as independent public accountants, on pages 53-55.

        (2)  The following financial statements and schedules:

      Schedule I

        Sauer-Danfoss Inc. (Parent Only) Condensed Balance Sheets as of December 31, 2001 and 2000 on page 56.

        Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Income for the Years Ended December 31, 2001, 2000, and 1999 on page 57.

        Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999 on page 58.

      Schedule II, Valuation and Qualifying Accounts, on page 59.

      Reports of KPMG LLP and Arthur Andersen LLP, independent public accountants, on Schedules I and II, on page 60.

      All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (3)  Exhibits

Exhibit No.	Description of Document
3.1	The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated May 3, 2000, is attached as Exhibit 3.2 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
4	The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company's Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(a)	The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached as Exhibit 10.1(a) to the Company's Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(b)	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(c)	The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(d)	The Lease Agreement for the Company's Dubnica, Slovakia facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(e)	The Lease Agreement for the Company's Swindon, England facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(f)	The Lease Agreement for the Company's Minneapolis, Minnesota facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(g)	The Lease Agreement for the Company's Newtown, Pennsylvania facility is attached as Exhibit 10.1(i) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(h)	The Lease Agreement for the Company's Shanghai/Pudong, China facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(i)	The Employment Contract with Klaus Murmann is attached as Exhibit 10.1(k) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(j)	The Agreement and Amendment to Employment Agreement, effective May 3, 2000, relating to the Employment Contract referred to in 10.1(i) above with Klaus Murmann is attached as Exhibit 10.1 (j) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(k)	The Employment Contract with David L. Pfeifle is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(l)	The Executive Employment Agreement with Neils Erik Hansen dated May 3, 2000 is attached as Exhibit 10.1 (l) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(m)	The Employment Contract with Thomas Kittel is attached as Exhibit 10.1(m) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(n)	The Sauer Inc. Management Incentive Plan is attached as Exhibit 10.1(r) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(o)	The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan effective January 1, 2002 restates the Sauer Inc. Management Incentive Plan referred to in Exhibit 10.1(n) above, and is attached hereto.
10.1(p)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(q)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(r)	The Sauer-Sundstrand Employees' Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(s)	The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees' Savings and Retirement Plan referred to in Exhibit 10.1(r) above, is attached as Exhibit 10.1(aj) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.
10.1(t)	The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees' Savings Plan, (formerly the Sauer-Sundstrand Employees' Savings and Retirement Plan), referred to in Exhibit 10.1(r) above, is attached hereto.
10.1(u)	The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1(s) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(v)	The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(w)	The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998 and is incorporated herein by reference.
10.1(x)	The Amendment, effective May 3, 2000 to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(w) above is attached as Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(y)	The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company's Registration Statement filed on April 23, 1998 and is incorporated herein by reference.
10.1(z)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan referred to in 10.1(y) above is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(aa)	The 1999 Sauer-Danfoss Inc. Bonus Plan is attached as Exhibit 10.1(a) to the Company's Form 10-Q filed on August 13, 1999 and is incorporated herein by reference.
10.1(ab)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan effective January 1, 2002 restates the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in Exhibit 10.1(aa) above, and is attached hereto.
10.1(ac)	The Amendment, effective May 3, 2000, to the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(aa) above is attached as Exhibit 10.1(z) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ad)	The form of the Sauer-Danfoss Inc. Change in Control Agreement for U.S. Participants dated May 3, 2000 is attached as Exhibit 10.1(aa) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ae)	The form of the Sauer-Danfoss Inc. Change in Control Agreement for European Participants dated May 3, 2000 is attached as Exhibit 10.1(ab) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(af)	The Trademark and Trade Name Agreement dated May 3, 2000 between the Company and Danfoss A/S is attached as Exhibit 10.1(ac) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ag)	The Termination Agreement with Tonio P. Barlage dated March 31, 2000 is attached as Exhibit 10.1(y) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(ah)	The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company's Proxy Statement filed on March 28, 2000 and is incorporated herein by reference.
10.1(ai)	The Stock Purchase Agreement with Tonio P. Barlage and Maria Barlage dated March 31, 2000 is attached as Exhibit 10.1(aa) to the Company's Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(aj)	The Sauer-Danfoss Employees' Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.

10.1(ak)	The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees' Retirement Plan referred to in Exhibit 10.1(aj) above, is attached as Exhibit 10.1(ai) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.
10.1(al)	The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees' Retirement Plan, (formerly the Sauer-Sundstrand Employees' Savings and Retirement Plan), referred to in Exhibit 10.1(aj) above, is attached as Exhibit 10.1(ag) to the Company's Form 10-Q filed on August 15, 2001 and is incorporated herein by reference.
10.1(am)	The Indenture of Lease agreement for the Company's Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(an)	The Lease Agreement for the Company's Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(ao)	The Third Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached as Exhibit 10.1(al) to the Company's Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.
10.1(ap)	Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached hereto.
10.1(aq)	The Fifth Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 25, 2002, is attached hereto.
10.1(ar)	The Sauer-Danfoss Racine Employees' Savings Plan, effective December 1, 2000, is attached as Exhibit 10.1(am) to the Company's Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.
21	Subsidiaries of the Registrant, on pages 61 and 62.
23.1	Consent of KPMG LLP on page 63.
23.2	Consent of Arthur Andersen LLP on page 64.
(b)
Reports on Form 8-K.

  On November 5, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated October 31, 2001 announcing the Company's third quarter 2001 financial results.

  On December 11, 2001 the Company filed a Current Report on Form 8-K for the purpose of disclosing three press releases. The first press release dated December 4, 2001 announced the appointment of Karl J. Schmidt as the Company's Executive Vice President and Chief Financial Officer, effective January 1, 2002. The second press release dated December 4, 2001 announced the Company's fourth quarter dividend. The third press release dated December 10, 2001 announced the Company had signed a Letter of Intent to acquire the low voltage motor business of Thrige Electric.

  On February 8, 2002 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated February 5, 2002 announcing the date and time of the Company's fourth quarter conference call to discuss fourth quarter 2001 financial results.

  On March 11, 2002 the Company filed a Current Report on Form 8-K for the purpose of disclosing four press releases. The first press release dated February 19, 2002 announced the Company's acquisition of a minority interest in Comatrol S.p.A.. The second press release dated February 20, 2002 announced the Company's fourth quarter 2001 financial results. The third press release dated March 7, 2002 announced the Company's first quarter dividend. The fourth press release dated March 8, 2002 announced the resignation of Niels Erik Hansen — Executive Vice President — Work Function and Control Products effective July 1, 2002.

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

SAUER-DANFOSS INC.
	By:	/s/ KENNETH D. MCCUSKEY
Kenneth D. McCuskey Vice President — Finance, Treasurer, Secretary, Principal Accounting Officer
Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KLAUS H. MURMANN Klaus H. Murmann	Director and Chairman	March 29, 2002
/s/ DAVID L. PFEIFLE David L. Pfeifle	Director and President and Chief Executive Officer	March 29, 2002
/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey	Vice President — Finance, Treasurer, Secretary, Principal Accounting Officer	March 29, 2002
/s/ OLE STEEN ANDERSEN Ole Steen Andersen	Director	March 29, 2002
/s/ JOERGEN M. CLAUSEN Joergen M. Clausen	Director and Vice Chairman	March 29, 2002

/s/ NICOLA KEIM Nicola Keim	Director	March 29, 2002
/s/ JOHANNES F. KIRCHHOFF Johannes F. Kirchhoff	Director	March 29, 2002
/s/ HANS KIRK Hans Kirk	Director	March 29, 2002
/s/ F. JOSEPH LOUGHREY F. Joseph Loughrey	Director	March 29, 2002
/s/ SVEN MURMANN Sven Murmann	Director	March 29, 2002
/s/ RICHARD M. SCHILLING Richard M. Schilling	Director	March 29, 2002

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

For The Years Ended December 31, 2001, 2000, And 1999

(in thousands, except per share data)

	2001	2000	1999
Net Sales	$855,279	$782,537	$534,382

Costs and Expenses:
Cost of sales	662,046	581,526	408,450
Selling, general and administrative	122,803	98,176	58,382
Research and development	38,054	29,874	23,311
Restructuring charges and impairments	—	11,232	—

Total costs and expenses	822,903	720,808	490,143

Operating income	32,376	61,729	44,239

Nonoperating Income (Expenses):
Interest expense	(21,151)	(15,499)	(8,844)
Interest income	3,774	4,305	278
Royalty income	881	1,255	976
Other, net	(399)	2,023	(1,064)

Nonoperating expenses, net	(16,895)	(7,916)	(8,654)

Income Before Income Taxes and Minority Interest	15,481	53,813	35,585
Minority Interest in Income of Consolidated Companies	(7,882)	(9,660)	(6,526)

Income Before Income Taxes	7,599	44,153	29,059
Provision for Income Taxes	(2,869)	(17,228)	(10,939)

Net income	$4,730	$26,925	$18,120

Basic and diluted net income per common share	$0.10	$0.69	$0.67

Weighted average basic shares outstanding	46,977	39,216	27,225

Weighted average diluted shares outstanding	46,980	39,217	27,240

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2001, and 2000

(in thousands, except per share data)

	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$14,324	$24,754
Accounts receivable (net of allowance for doubtful accounts of $5,570 and $3,588 in 2001 and 2000, respectively)	134,586	134,349
Inventories	141,652	146,232
Other current assets	23,066	9,823

Total current assets	313,628	315,158

Property, Plant and Equipment, net	423,195	422,986

Other Assets:
Goodwill, net	88,907	85,317
Other intangible assets, net	38,433	3,023
Investments in unconsolidated affiliates	1,391	—
Deferred income taxes	11,639	7,786
Other	7,788	6,693

Total other assets	148,158	102,819

	$884,981	$840,963

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$53,046	$42,902
Long-term debt due within one year	9,727	4,205
Accounts payable	57,096	73,814
Accrued salaries and wages	18,212	19,535
Accrued warranty	8,472	12,026
Other accrued liabilities	23,293	36,417

Total current liabilities	169,846	188,899

Long-Term Debt	236,026	198,632

Other Liabilities:
Long-term pension liability	31,608	29,828
Postretirement benefits other than pensions	16,337	15,687
Deferred income taxes	42,991	25,956
Other	15,408	9,711

Total other liabilities	106,344	81,182

Minority Interest in Net Assets of Consolidated Companies	25,581	29,853

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 75,000 shares in 2001 and 2000; issued 47,411 in 2001 and 46,483 in 2000; outstanding 47,411 in 2001 and 45,312 in 2000	474	465
Additional paid-in capital	313,662	303,304
Retained earnings	48,803	57,348
Accumulated other comprehensive loss	(15,663)	(10,654)
Unamortized restricted stock compensation	(92)	(57)
Common stock in treasury (at cost), 0 shares in 2001 and 1,171 shares in 2000	—	(8,009)

Total stockholders' equity	347,184	342,397

Commitments and contingencies	—	—
	$884,981	$840,963

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

For The Years Ended December 31, 2001, 2000, and 1999

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unamortized Restricted Stock Compensation	Common Stock in Treasury	Total
Year Ended December 31, 1999:
Beginning balance	27,397	$281	$120,092	$31,416	$1,813	$(1,998)	$(2,700)	$148,904
Comprehensive income:
Net income	—	—	—	18,120	—	—	—	—
Pension adjustment	—	—	—	—	(150)	—	—	—
Translation adjustment	—	—	—	—	(8,701)	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	9,269
Restricted stock grant	13	—	126	—	—	(126)	—	—
Restricted stock compensation	—	—	—	—	—	252	—	252
Forfeitures of restricted stock	(11)	—	(165)	—	—	165	—	—
Cash dividends ($.28 per share)	—	—	—	(7,673)	—	—	—	(7,673)

Ending balance	27,399	281	120,053	41,863	(7,038)	(1,707)	(2,700)	150,752
Year Ended December 31, 2000:
Comprehensive income:
Net income	—	—	—	26,925	—	—	—	—
Pension adjustment	—	—	—	—	(134)	—	—	—
Translation adjustment	—	—	—	—	(3,482)	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	23,309
Treasury shares issued for acquisition	103	—	768	—	—	—	413	1,181
Shares issued for acquisition	16,150	161	180,070	—	—	—	—	180,231
Repurchase of common stock	(600)	—	—	—	—	—	(5,722)	(5,722)
Shares issued to minority interest partner	2,250	23	19,665	—	—	—	—	19,688
Common control — deemed dividend	—	—	(17,337)	—	—	—	—	(17,337)
Restricted stock grant	10	—	85	—	—	(85)	—	—
Restricted stock compensation	—	—	—	—	—	1,735	—	1,735
Cash dividends ($.28 per share)	—	—	—	(11,440)	—	—	—	(11,440)

Ending balance	45,312	465	303,304	57,348	(10,654)	(57)	(8,009)	342,397
Year Ended December 31, 2001:
Comprehensive income:
Net income	—	—	—	4,730	—	—	—	—
Pension adjustment	—	—	—	—	(200)	—	—	—
Translation adjustment	—	—	—	—	(4,809)	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	(279)
Treasury shares issued for acquisition	1,172	—	2,244	—	—	—	8,009	10,253
Shares issued for acquisition	919	9	8,036	—	—	—	—	8,045
Restricted stock grant	8	—	78	—	—	(78)	—	—
Restricted stock compensation	—	—	—	—	—	43	—	43
Cash dividends ($.28 per share)	—	—	—	(13,275)	—	—	—	(13,275)

Ending balance	47,411	$474	$313,662	$48,803	$(15,663)	$(92)	$—	$347,184

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2001, 2000, and 1999

(in thousands):

	2001	2000	1999
Cash Flows From Operating Activities:
Net income	$4,730	$26,925	$18,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,474	53,338	35,538
Minority interest in income of consolidated companies	7,882	9,660	6,526
(Increase) decrease in working capital, excluding effects of acquisitions —
Accounts receivable, net	4,028	15,433	(5,060)
Inventories	11,404	(20,928)	8,654
Accounts payable	(16,735)	(8,229)	4,135
Accrued liabilities	575	17,845	2,325
Other	(14,092)	(12,185)	7,548

Net cash provided by operating activities	67,266	81,859	77,786

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(69,697)	(67,931)	(57,149)
Purchase of minority interest	—	(138)	—
Payments for acquisitions, net of cash acquired	(41,510)	5,386	—
Proceeds from sales of property, plant and equipment	1,064	378	370

Net cash used in investing activities	(110,143)	(62,305)	(56,779)

Cash Flows From Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	13,126	16,976	(18,395)
Net borrowings of long-term debt	47,146	12,411	9,867
Repurchase of common stock	—	(5,722)	—
Cash dividends	(13,275)	(11,440)	(7,673)
Distribution to minority interest partners	(13,500)	(6,819)	(6,739)

Net cash provided by (used in) financing activities	33,497	5,406	(22,940)

Effect of Exchange Rate Changes	(1,050)	(5,267)	(1,897)

Cash and Cash Equivalents:
Net increase (decrease) during the year	(10,430)	19,693	(3,830)
Beginning balance	24,754	5,061	8,891

Ending balance	$14,324	$24,754	$5,061

Supplemental Cash Flow Disclosures:
Interest paid	$20,552	$13,513	$9,186

Income taxes paid	$10,044	$20,444	$8,047

Supplemental schedule of noncash investing and financing activities:
During 2001, the Company acquired assets of certain distribution operations of the fluid power business of Danfoss A/S in exchange for 2,091 shares of common stock. The consideration paid and allocation is as follows:
Consideration paid:
Common stock issued	$18,298	—	—
Other liabilities assumed	6,497	—	—

	$24,795	—	—
Allocated to:
Inventory	$7,248	—	—
Accounts receivable	9,020	—	—
Other current assets	902	—	—
Property, plant and equipment	193	—	—
Goodwill and other intangibles	7,432	—	—

	$24,795	—	—
During 2000, the Company acquired Danfoss Fluid Power Companies in exchange for 16,150 shares of common stock. The consideration paid and allocation is as follows:
Consideration paid:
Common stock issued	—	$180,232	—
Long-term debt assumed	—	81,180	—
Other liabilities assumed	—	65,520	—

	—	$326,932	—
Allocated to:
Cash acquired	—	$12,563	—
Inventory	—	48,786	—
Other current assets	—	68,503	—
Property, plant & equipment	—	141,255 7	—
Goodwill and other intangibles	—	55,825	—

	—	$326,932	—

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

The Company and Its Operations —

        Sauer-Danfoss Inc., a U.S. Delaware corporation, and subsidiaries (the Company) is a leading international manufacturer of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers of mobile equipment, including construction, road building, agricultural, turf care, and specialty equipment. The Company's products are sold throughout the world either directly or through distributors.

        The Company, which is a holding company, conducts its business in North America as Sauer-Danfoss (US) Company (the U.S. Operating Company), and in Germany as Sauer-Danfoss (Neumunster) GmbH & Co. (the German Operating Company), as well as through various other operating companies throughout the world. The Company has manufacturing plants in Brazil, China, Denmark, Germany, Italy, Japan, Poland, Slovakia, Sweden, the United Kingdom and the United States, as well as sales companies in other locations. Sauer-Danfoss GmbH (the German Holding Company), which is wholly owned by the Company, functions as a management and holding company on behalf of the Company.

        The Company is majority owned by Danfoss Murmann Holding A/S (the Holding Company). The Holding Company is a Danish company owned by entities and persons under the control of Klaus H. Murmann, the Chairman of the Company, and Danfoss A/S.

Basis of Presentation and Principles of Consolidation —

        The consolidated financial statements represent the consolidation of all companies in which the Company has a controlling interest and are stated in accordance with accounting principles generally accepted in the United States of America. The Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent owned) at its related equity in the net assets of such affiliate. All significant intercompany balances, transactions and profits have been eliminated in the consolidated financial statements.

Use of Estimates —

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, but management believes that such differences are immaterial.

New Accounting Principles —

        During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations effective June 30, 2001, and requires the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill would be periodically tested for impairment. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002, and that all goodwill created from acquisitions after June 30, 2001, is not amortized. The Company's amortization of goodwill during 2001 was $2,800; the Company's 2002 earnings are expected to increase by $0.06 per share as compared to 2001 due to the cessation of goodwill amortization. The Company is currently undertaking the initial impairment analysis of intangible assets at its various reporting units, as required, and expects to complete this analysis during the first two quarters of 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise. The Statement is effective on January 1, 2002, for calendar year companies and replaces SFAS No. 121. At this time, the Company does not expect this Statement to have a material impact on its results of operations, liquidity or financial position.

Revenue Recognition —

        Net sales are recorded at the time of shipment to customers along with related expenses including estimates for future warranty expense. This is consistent with when the risks and rewards of ownership and title to the product have transferred to the customer.

Cash and Cash Equivalents —

        Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less.

Inventories —

        Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor and factory overhead. The percentage of year-end inventory using average cost, last-in, first-out (LIFO), and first-in, first-out (FIFO) was 51%, 28% and 21%, respectively, for 2001 and 23%, 30% and 47%, respectively, for 2000. The change in the percentage mix of year-end inventory between 2001 and 2000 is due to the use of average cost by the locations acquired during 2001.

Property, Plant and Equipment and Depreciation —

        Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed on the straight-line method for building equipment and buildings over 10-37 years and for machinery and equipment over 3-12 years. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($22,012, $22,059 and $13,004 in 2001, 2000 and 1999, respectively) are charged to expense. When property, plant and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in net income.

Goodwill and Other Intangible Assets —

        Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchase of businesses, and are being amortized on a straight-line basis over periods ranging from 2 to 40 years or the specific remaining identifiable life on a straight-line basis. Goodwill was $88,907 and $85,317 as of December 31, 2001 and 2000, net of accumulated amortization of $8,669 and $5,974, respectively. Amortization of goodwill and other intangibles was $6,946 for 2001, $2,499 for 2000 and $414 for 1999.

Impairment of Long-Lived Assets and Assets to be Disposed Of —

        Consistent with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset is impaired, the Company recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets. Based upon its most recent analysis, the Company believes that no impairments existed at December 31, 2001. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes —

        The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and is adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred taxes when it is more likely than not that a tax benefit will not be realized.

Earnings Per Share —

        Basic net income per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those restricted stock shares for which market price exceeds exercise price, if any, less shares which could have been purchased by the Company with the related proceeds. Shares resulting in an antidilutive effect are excluded in accordance with SFAS No. 128 "Earnings per Share".

Fair Value of Financial Instruments —

        Fair value estimates, methods, and assumptions are set forth below.

        The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximates fair value because of the short-term nature of these instruments.

        The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities. At December 31, 2001, the Company estimated the fair value of its long-term debt, including amounts due within one year, at $246,557. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Translation of Foreign Currencies —

        Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each period, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in stockholders' equity. Gains or losses on transactions denominated in foreign currencies and the related tax effects, which are not material, are reflected in net income.

Reclassifications —

        Certain previously reported amounts have been reclassified to conform to the current period presentation.

(2) Business Ventures:

        In December 1996, the German Holding Company and ZTS, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer ZTS, a.s. The German Holding Company contributed approximately $5,800 of cash and technology for a 65% interest in Sauer ZTS, a.s. During 1998, the Company contributed an additional $693 to increase its interest in Sauer ZTS, a.s. to 87.8%. During 2000, the Company contributed $138 to increase its interest in Sauer ZTS, a.s. to 88.4%. During 2001, the Company contributed $1,491 to increase its interest in Sauer ZTS, a.s. to 89.6% and changed the name of the company to Sauer-Danfoss (Dubnica) a.s. The principal business of Sauer-Danfoss (Dubnica) a.s. is the manufacture of high power hydrostatic transmissions. The Company consolidates Sauer-Danfoss (Dubnica) a.s. into its consolidated financial statements.

        In April 2001, the Company entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company called Topcon Sauer-Danfoss (TSD). TSD operates out of the Company's Minneapolis, Minnesota, facility and out of a facility in Pleasanton, California. This new company focuses on the development and marketing of electronic systems used to control the work functions of vehicles. The Company owns 50.1% of TSD and accordingly, consolidates TSD into its consolidated financial statements.

        In September 2001, the Company completed the previously announced transaction with Daikin Industries, Ltd. to establish two joint venture companies. The two companies, a sales company and a manufacturing company, will operate as part of the Company's global organization covering the Asia-Pacific region. The Company owns 65% of the sales company and 45% of the manufacturing company. Accordingly, the Company consolidates the sales company, but does not consolidate the manufacturing company.

(3) Acquisitions:

        The following acquisitions have been accounted for under the purchase method of accounting for business combinations, and accordingly, the Company's consolidated financial statements include the results of operations and cash flows since the effective date of acquisition.

        During January 2001, the Company completed its acquisition of Compact Controls Inc. (CCI) for approximately $36,000. CCI, located in Hillsboro, Oregon, is a leading manufacturer of cartridge valves and hydraulic integrated circuit manifolds. The transaction resulted in approximately $22,000 of goodwill being recognized.

        During January 2001, the Company acquired all of the assets and business operations of portions of the fluid power business of Danfoss A/S. Sauer Inc. and Danfoss A/S agreed to the asset acquisition in principle when Sauer Inc. purchased eleven companies comprising the DFP group on May 3, 2000. The operations are located in Australia, Belgium, Japan, Latin America, Netherlands, Portugal, Singapore, and Spain. The Company issued 2,091 shares of its common stock valued at $18,298. The transaction resulted in approximately $8,000 of goodwill.

        During July 2001, the Company completed the acquisition of Hidrover Valvulas S.A. for approximately $3,500 in an all-cash transaction. This resulted in approximately $2,700 being recognized as goodwill. Hidrover develops and manufactures directional control valves and other hydraulic valves primarily serving the application areas of agriculture, material handling, and utility machinery. The company, located in Caxias do Sul, Brazil, has approximately 80 employees and annual sales of approximately $4,000.

        During January 2000, the Company paid $3,600 and issued 103 shares of its common stock to acquire all of the assets of Custom Design Electronics of Sweden AB (CDE) and its subsidiary NOB Electronik AB, which manufactures and sells electronic control panels and related software. The acquisition resulted in approximately $3,000 of goodwill being recognized.

        In May 2000, the Company issued 16,150 shares of its common stock in exchange for all of the outstanding shares of Danfoss Fluid Power Companies (DFP), which designs, manufactures and sells orbital motors, hydrostatic steering units, proportional load-sensing valves, gear pumps and electrohydraulics for use by OEMs of mobile equipment. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained independent appraisals of the fair values of acquired property, plant and equipment, and identifiable intangible assets, and their remaining useful lives. The proper adjustments to record these assets at their fair market value have been made and the related depreciation and amortization expense is reflected in the consolidated financial statements.

(4) Unusual Charges:

        As a result of the acquisition of DFP, the Company incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at former DFP locations, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of DFP with the Company. Accounting principles generally accepted in the United States require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, accounting principles require that acquisition integration expenses which are associated with the generation of future revenues and have future economic benefit, and those associated with integrating former Sauer locations into DFP locations, must be recorded as expenses. The components of the acquisition liabilities included in the purchase price allocation for DFP are as follows:

	Original Costs Estimated	Utilized	Portion Unutilized	Balance Remaining at December 31, 2001
Workforce reductions	$3,902	$3,902	$—	$—
Asset impairments	3,522	2,716	806	—
Other	4,653	3,953	700	—

	$12,077	$10,571	$1,506	$—

        The acquisition integration liabilities were based on the Company's integration plan which focused on three key areas of integration: 1) manufacturing process and supply chain rationalization, including plant closings, 2) elimination or consolidation of redundant administrative overhead and support activities, and 3) restructuring and consolidating the sales and marketing organizations in Europe to eliminate redundancies in these activities.

        The workforce reductions represented the termination of 158 DFP employees, primarily production personnel. As of December 31, 2001, all 158 had been terminated. The above amounts were funded through cash flows from the combined operations.

        Under accounting principles generally accepted in the United States of America, adjustments to the estimated acquisition integration liabilities are to be included in the allocation of the purchase price of DFP, if the adjustment is determined within the purchase price allocation period. Adjustments that are determined after the end of the purchase price allocation period are to be 1) recorded as a reduction of net income, if the ultimate amount of the liability exceeds the estimate, or 2) recorded as a reduction of goodwill, if the amount of the liability is less than the estimate. During 2001, the Company finalized its adjustments and had a balance of $1,506 of unused liability that had been recorded as of December 31, 2000. Accordingly, this balance was recorded as a reduction of goodwill related to the DFP acquisition.

        During 2000, the Company recorded restructuring charges of $11,232 ($6,852 after tax, or $0.17 per share) associated with the integration of the DFP acquisition. These charges related to plant consolidation and other expenses, liability for workforce reductions, severance and other related employee benefits, building lease termination, and relocation of inventory and equipment and are included in the Consolidated Statements of Income. Included in the restructuring charge was $1,500 recorded for the expected termination of 70 employees, primarily manufacturing personnel. As of December 31, 2000, all of these employees had been terminated.

        Movement of the various components of the restructuring liabilities follows:

	Employees	Workforce Reductions	Inventory and Other Asset Write-downs	Plant Consolidation and Other	Total
2000	70	$1,500	$5,590	$4,142	$11,232
Utilized in 2000	70	1,500	4,090	2,479	8,069
Utilized in 2001	—	—	1,500	1,532	3,032

Balance remaining at December 31, 2001	—	$—	$—	$131	$131

(5) Minority Interests:

        Minority interest in net assets and income reflected in the accompanying consolidated financial statements consists of:

          a)    A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership, for 2001, 2000 and 1999.

          b)    The Murmann Limited Partners, as holders of limited partnership interests, in the results of the German Operating Company equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests through May 3, 2000 for 2000, and 7.6% for 1999.

          c)    A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Company Ltd., a Chinese equity business venture for 2001, 2000, and 1999.

          d)    A minority interest held by ZTS, a.s. in Sauer-Danfoss (Dubnica), a.s., a Slovakian corporation, equal to 10.4% for 2001, 11.6% for 2000, and 12.2% for 1999.

          e)    A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss Daikin, Ltd., a Japanese corporation, since October 1, 2001.

          f)    A 49.9% minority interest held by Top Con Laser Systems in Topcon Sauer-Danfoss, a U.S. limited partnership, for the period from April 1, 2001 through December 31, 2001.

        The following tables set forth the components of minority interest in the consolidated balance sheets and consolidated statements of income:

Minority Interest Reflected in Consolidated Balance Sheets

	December 31,
	2001	2000
Hydro-Gear Limited Partnership	$20,703	$26,514
Sauer Shanghai Hydraulic Transmission Company	2,546	2,470
Sauer-Danfoss (Dubnica) a.s.	832	869
Sauer-Danfoss Daikin, Ltd.	1,181	—
Topcon Sauer-Danfoss	319	—

Total	$25,581	$29,853

Minority Interest in (Income) Loss Reflected in Consolidated Statements of Income

	Years Ended December 31,
	2001	2000	1999
Hydro-Gear Limited Partnership	$(7,690)	$(9,180)	$(4,914)
German Operating Company	—	(1,486)	(2,387)
Sauer Shanghai Hydraulic Transmission Company	(76)	1,042	417
Sauer-Danfoss (Dubnica) a.s.	57	(36)	358
Sauer-Danfoss Daikin, Ltd.	96	—	—
Topcon Sauer-Danfoss	(269)	—	—

Total	$(7,882)	$(9,660)	$(6,526)

        Until May 3, 2000, the Company was the general partner and 80% owner of the German Operating Company. The Murmann Limited Partners had certain rights which included an annual cash payment equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests and the right to consent to certain actions of the German Operating Company. However, the Company had the right to elect by the action of its independent directors or the holders of its common stock other than the Murmann family to terminate the Murmann Limited Partnership Interests in exchange for 2,250 shares of common stock of Sauer Inc. As such, the Company controlled and consolidated the German Operating Company.

        As a result of the DFP acquisition, the Company elected, by the action of its independent directors, to terminate the limited partnership interests. Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company issued 2,250 shares of its common stock and paid the balance of the current accounts of the Limited Partners of $3,873. The difference between the fair market value of the shares issued and the historical basis of the limited partnership interest was considered to be a deemed dividend of $17,337 under common control accounting. In addition, the agreement required the Company to pay an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company for the limited partnership interests, but not to exceed 23,354 deutsche marks, $10,577 at December 31, 2001 using an exchange rate of 2.208 deutsche marks to the U.S. dollar. As of December 31, 2001, the Company has paid $3,254 toward this tax liability. However, the Murmann Limited Partners are currently in dispute in the German tax courts over the total amount of tax liability related to this transaction. Although the Company may ultimately be liable for additional tax liability related to the termination of this agreement, there is no reasonable way to estimate the future outcome, therefore, no further accrual has been made at this time. However, the Company believes that the outcome of this matter will not have a materially adverse effect on its results of operations, liquidity of financial position.

(6) Inventories:

        The composition of inventories is as follows:

	December 31,
	2001	2000
Raw materials	$49,839	$52,779
Work in process	23,343	26,005
Finished goods and parts	77,189	75,385
LIFO allowance	(8,719)	(7,937)

Total	$141,652	$146,232

(7) Property, Plant and Equipment:

        The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2001	2000
Cost —
Land and improvements	$8,083	$8,224
Buildings and improvements	102,485	99,898
Machinery and equipment	643,165	604,916
Construction in progress	48,072	41,793

Total cost	801,805	754,831
Less — accumulated depreciation	(378,610)	(331,845)

Net property, plant and equipment	$423,195	$422,986

        Depreciation expense for 2001, 2000 and 1999 was $62,528, $50,839, and $35,124, respectively.

(8) Pension Benefits:

        The Company has noncontributory defined benefit plans covering substantially all employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company's funding policy outside of Germany is to contribute annually an amount that falls within the range determined to be deductible for income tax purposes. The net pension liabilities reflected in the accompanying consolidated balance sheets result principally from unfunded pension plans of the Company's operations in Germany, where it is common practice to fund pension obligations at the time payments are made to retirees.

        Pension expense for 2001, 2000 and 1999 for these defined benefit plans consists of the following components:

	December 31,
	2001	2000	1999
Service cost	$3,240	$3,298	$3,691
Interest cost	7,151	6,820	6,972
Expected return on plan assets	(6,945)	(6,892)	(5,842)
Amortization of prior service cost	592	426	452
Amortization of net loss	132	46	57
Amortization of transition obligation	(251)	(262)	(280)

Net periodic pension expense	$3,919	$3,436	$5,050

        The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31, 2001		December 31, 2000
	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets
Benefit obligation at January 1	$(17,747)	$(85,813)	$(17,333)	$(83,278)
Service cost	(775)	(2,465)	(713)	(2,585)
Interest cost	(1,156)	(5,995)	(1,105)	(5,715)
Benefit obligation assumed by acquisition	—	(802)	—	—
Plan participant contributions	(351)	—	(309)	—
Plan amendments	(4,320)	(1,866)	—	1,366
Actuarial gain (loss)	(897)	1,530	(545)	631
Benefit payments	1,143	4,672	924	2,364
Effect of exchange rate changes	361	778	1,334	1,404

Benefit obligation at December 31	(23,742)	(89,961)	(17,747)	(85,813)

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	27,941	60,606	31,011	59,223
Plan assets assumed by acquisition	—	122	—	—
Actual return on plan assets	(3,024)	5,348	(635)	1,904
Employer contributions	664	2,954	514	2,045
Effect of exchange rate changes	(737)	—	(2,334)	—
Plan participants' contributions	351	—	309	—
Benefit payments	(1,143)	(3,580)	(924)	(2,566)

Fair value of plan assets at December 31	24,052	65,450	27,941	60,606

Funded status at December 31	310	(24,511)	10,194	(25,207)
Unrecognized prior service cost	305	3,067	366	1,560
Unrecognized actuarial gain	5,145	(9,061)	(5,337)	(6,658)
Unrecognized net transition obligation	66	—	(264)	—

Net amount recognized	$5,826	$(30,505)	$4,959	$(30,305)

        Amounts recognized in the balance sheet as of December 31:

	December 31, 2001		December 31, 2000
	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets
Long-term pension asset (liability)	$5,826	$(31,608)	$4,959	$(31,086)
Accumulated other comprehensive income	—	1,103	—	781

Net amount recognized	$5,826	$(30,505)	$4,959	$(30,305)

        Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2001	2000	1999
Discount rates —
United States	7.5%	7.5%	7.5%
Germany	6.5	6.5	6.5
United Kingdom	5.8	7.0	7.0
Rates of increase in compensation levels —
United States	4.5	4.5	4.5
Germany	2.5	2.5	2.5
United Kingdom	3.8	5.0	5.0
Expected long-term rate of return on assets —
United States	8.5	8.5	8.5
United Kingdom	6.8	7.0	7.0

        The plans' assets consist principally of short-term U.S. Government securities, UK Government securities, equity securities, and fixed income contracts.

(9) Postretirement Benefits Other than Pensions:

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

        The components of the postretirement benefit provisions of the Company-sponsored plans for 2001, 2000 and 1999 were as follows:

	2001	2000	1999
Service cost	$438	$413	$429
Interest cost	1,258	1,186	1,058
Net deferral and amortization	24	24	31

Postretirement benefit provision	$1,720	$1,623	$1,518

        The funded status of the Company-sponsored plans was as follows:

	December 31,
	2001	2000
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(17,629)	$(16,440)
Accumulated postretirement benefit assumed by acquisition	—	(556)
Service cost	(438)	(413)
Interest cost	(1,258)	(1,186)
Actuarial gain (loss)	(1,115)	114
Benefit payments	1,072	852

Accumulated postretirement benefit liability at December 31	(19,368)	(17,629)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	1,072	852
Benefit payments	(1,072)	(852)

Fair value of plan assets at December 31	—	—

Funded status	(19,368)	(17,629)
Unrecognized actuarial loss	3,031	1,942

Postretirement benefit liability	$(16,337)	$(15,687)

        The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 9.0% for 2002 and is assumed to decrease ratably in 2003 through 2005 and remain level at 5.5% thereafter.

        U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

        A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2001, by $1,539, and increased or decreased postretirement benefit expense for 2001 by $189. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.5% for 2001 and 2000.

(10) Long-Term Incentive Plan:

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

        The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not also employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250 shares.

        During 2001 and 2000, the Company awarded 8 shares of restricted stock in each of the years to non-employee directors and 220 and 165, respectively, of performance units to employees. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. The performance units entitle the participants to an amount equal to the Company's dividends and vest after three years.

        Unearned compensation related to the restricted stock is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the life of the grants. Unearned compensation was computed based on the market value of the restricted shares. Compensation expense recognized in conjunction with the restricted stock outstanding in 2001 and 2000 amounted to $43 and $1,735, respectively. The majority of the compensation expense recognized in 2000 was the result of grants awarded prior to 2000 vesting 100% due to the change in control occurring with the acquisition of DFP on May 3, 2000.

(11) Income Taxes:

        The Company's income before income taxes is as follows:

	Years Ended December 31,
	2001	2000	1999
United States	$(8,104)	$17,693	$24,265
European and other	15,703	26,460	4,794

Total	$7,599	$44,153	$29,059

        The Company's primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

        The (provision) benefit for income taxes by taxing jurisdiction location is as follows:

	Years Ended December 31,
	2001	2000	1999
Current:
United States
Federal	$6,009	$(6,544)	$(4,936)
State	1,026	(346)	(625)
European and other	(8,405)	(9,154)	(2,733)

Total current	(1,370)	(16,044)	(8,294)

Deferred:
United States
Federal	(2,158)	(554)	(2,283)
State	(576)	445	95
European and other	1,235	(1,075)	(457)

Total deferred	(1,499)	(1,184)	(2,645)

Total income tax provision	$(2,869)	$(17,228)	$(10,939)

        A reconciliation of the U.S. statutory and effective income tax provision (benefit) based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2001	2000	1999
U.S. statutory tax rate	35.0%	35.0%	35.0%
Deferred tax benefit not previously recognized	(18.2)	(0.6)	(6.4)
Goodwill and nondeductible expenses	16.5	2.7	1.7
European and Asian locations' losses not tax benefited	14.3	1.2	7.0
U.S. tax on distributed foreign earnings	—	1.8	—
Taxes on European locations' income at rates which differ from the U.S. rate	(7.5)	(1.9)	—
State income taxes	(2.9)	0.8	2.1
Other	0.6	—	(1.8)

Effective income tax rate	37.8%	39.0%	37.6%

        The components of the Company's net deferred tax assets and (liabilities), determined on a jurisdictional and entity basis, are as follows:

	December 31,
	2001		2000
	Assets	Liabilities	Assets	Liabilities
Tax loss and tax credit carryforwards	$24,265	$312	$22,290	$—
Internal Revenue Code Section 743 and other tax basis step-ups	2,269	—	2,949	—
Deferred compensation, postretirement and accrued pension benefits	2,910	8,929	2,851	8,310
Fixed asset basis differences	2,487	(39,201)	(2,259)	(33,684)
Restructuring accruals	—	468	2,896	525
Inventory and warranty accruals	8,840	(219)	7,317	(842)
Intangible asset fair market value step-up	—	(12,306)	—	—
Other items	2,078	(974)	3,264	(265)
U.S. tax on unremitted earnings of foreign subsidiaries	—	—	(1,970)	—

Gross deferred tax assets/(liabilities)	42,849	(42,991)	37,338	(25,956)
Valuation allowance	(22,732)	—	(21,564)	—

Net deferred tax assets/(liabilities)	20,117	(42,991)	15,774	(25,956)
Less-current portion	(8,478)	—	(7,988)	—

Net deferred tax assets/(liabilities), long-term	$11,639	$(42,991)	$7,786	$(25,956)

        For the years ended December 31, 2001 and 2000, the valuation allowance increased by $1,168 and $18,399, respectively. The 2001 increase stems primarily from a valuation allowance established against current year foreign tax credits generated. The 2000 increase stems primarily from a valuation allowance established against certain net operating losses of acquired companies. To the extent the unrecognized tax net operating loss carryforwards at the date of acquisition are recognized in the future, the tax benefits of such recognition will reduce goodwill.

        As of December 31, 2001, the Company had not provided U.S. federal income taxes on $60,116 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to substantially reduce any U.S. tax liability if these foreign earnings were remitted.

        The Company had the following tax return carryforwards available to offset future years' taxes at December 31, 2001:

	Amount	Expiration Dates
German net operating losses	$49,550	None
U.S. net operating losses	$57,123	2002 - 2018
U.S. foreign tax credits	$4,000	2002 - 2006

        The German net operating losses reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company's primary German operations as a partnership. Accordingly, no deferred tax asset has been established for the German loss carryforwards. The U.S. loss carryforwards will be limited by IRC Section 382.

        The Internal Revenue Service (IRS) has audited the Company's federal income tax returns for fiscal years 1997 and 1998. The Company received a notice of proposed tax deficiency for the two years and filed an appeal on October 12, 2001, in response to that IRS notice. Final proposed adjustments have not been received for these years. Although the outcome of such review cannot be predicted with certainty and no assurances can be given with respect to such reviews, the Company believes that the ultimate outcome of this review in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity or financial position.

(12) Notes Payable and Long-Term Debt:

        Long-term debt consisted of the following:

	December 31,
	2001	2000
U.S. Revolving Credit Facility, due through 2003	$68,000	$30,400
U.S. 1997 Senior Notes, due through 2007	22,000	25,000
U.S. 2000 Senior Notes, due through 2010	35,000	35,000
U.S. Industrial Development Revenue Bonds, due through 2026	8,530	8,530
German Long-Term Bank Facilities maturing through 2018	37,720	34,339
Danish Long-Term Facilities, due through 2006	60,824	59,947
Other borrowings	13,679	9,621

Total debt	245,753	202,837
Less — scheduled current maturities	(9,727)	(4,205)

Total long-term debt	$236,028	$198,632

        The U.S. Revolving Credit Facility, dated October 6, 2000, permits the Company to choose between two interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are based on the bank's prime lending rate and LIBOR. The Revolving Credit Facility permits unsecured borrowings up to $90,000. The Company pays a commitment fee on the unused portion of the U.S. Revolving Credit Facility to have the funds available. At December 31, 2001, this fee was 0.25%. At December 31, 2001 and 2000, the weighted average interest rate on outstanding borrowings was approximately 3.8% and 7.8%, respectively.

        The U.S. Revolving Credit Facility contains certain restrictions, including limitations on the payment of dividends. The U.S. Revolving Credit Facility also requires the U.S. Operating Company to maintain certain minimum levels of profitability and cash flow as defined. Finally, the U.S. Revolving Credit Facility requires the maintenance of minimum tangible net worth and maximum leverage (as defined). The U.S. Operating Company was in compliance with the requirements at December 31, 2001. During 2001, the Company did renegotiate its U.S. Revolving Credit Facility. This negotiation resulted in changes to covenants related to earnings performance and cash flow. Although the Company is currently meeting these new covenants, certain factors such as the uncertain economy in the U.S. coupled with the Company's financial performance could put the Company at risk of continuing to meet these covenants. Should the Company not meet these covenants, the result would be a default on the U.S. Revolving Credit Facility causing the entire outstanding balance to be classified as a current liability. However, the Company does not currently anticipate that this will happen and has held discussions with its lenders to consider alternatives in the event of such a default.

        On December 15, 1997, the U.S. Operating Company issued $25,000 of 6.68% Senior Notes (1997 Senior Notes). The 1997 Senior Notes have remaining annual repayments on December 15, 2002, through December 15, 2007. The 1997 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios which are similar to the U.S. Revolving Credit Facility. At December 31, 2001, the U.S. Operating Company was in compliance with these requirements.

        On October 1, 2000, the U.S. Operating Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios which are similar to the U.S. Revolving Credit Facility. At December 31, 2001, the U.S. Operating Company was in compliance with these requirements.

        On May 1, 1996, the U.S. Operating Company issued $9,000 of Industrial Development Revenue Bonds (Bonds) of which $8,530 remains outstanding. The Bonds are at variable interest rates. At December 31, 2001 and 2000, the interest rate on the bonds was 1.75% and 5.05%, respectively. The Bonds are secured by a bank letter of credit. The Bonds contain certain covenants and restrictions similar to those included in the U.S. Revolving Credit Facility. At December 31, 2001, the U.S. Operating Company was in compliance with these requirements.

        The German Long-Term Facilities represent a series of long-term bank facilities, with an aggregate principal of $37,720 at December 31, 2001. These facilities generally carry fixed rates of interest, ranging from 4.6% to 6.9%. These facilities contain a variety of repayment schedules and have final maturities ranging from December 2002 through June 2018.

        The Danish Long-Term Facilities represent the drawn portion, $60,824, of a total available credit facility of $95,837. The Danish Long-Term Facilities requires the Company to maintain certain minimum levels of profitability and equity (as defined). The Company was in compliance with the requirements at December 31, 2001. The drawn portion of the facility bears interest at a rate of 4.9% at December 31, 2001.

        Payments required on long-term debt outstanding as of December 31, 2001, during the years ending 2002 through 2006 and for years thereafter, are $9,727, $81,248, $72,275, $8,773, $12,056 and $61,674, respectively.

        The Company also maintains revolving credit facilities, notes payable and bankers' acceptances for its European and other operations. The German Operating Company's credit agreement contains restrictions similar to those in the U.S. Operating Company's agreements. The German Operating Company was in compliance with the requirements at December 31, 2001. At December 31, 2001, accounts receivable, inventories, property, plant and machinery and equipment in the amount of $5,276 were pledged as collateral under these European and other operations credit facilities.

        The weighted average interest rates on short-term borrowings at year-end were 4.6% in 2001 and 7.1% in 2000 and 1999.

(13) Related Parties:

        In connection with the acquisition of DFP on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services provide for rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized under these agreements for 2001 and 2000 was $8,573 and $5,354, respectively. Payments required under these agreements as of December 31, 2001, during the years ending 2002 though 2006 and for years thereafter, are $7,850, $6,774, $6,087, $6,087, $6,087, and $33,455, respectively.

(14) Commitments and Contingencies:

        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2001, 2000 and 1999 was $10,457, $7,840 and $5,986, respectively.

        Minimum future rental commitments under all noncancelable operating leases as of December 31, 2001, during the years ending 2002 through 2006 and for the years thereafter, are $10,590, $9,556, $8,175, $7,580, $7,100, and $55,929, respectively.

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

(15) Quarterly Financial Data (Unaudited):

	Quarter
	First	Second	Third	Fourth	Total
2001
Net sales	$261,102	$221,641	$183,474	$189,062	$855,279
Gross profit	$65,399	$52,438	$34,418	$40,978	$193,233
Net income (loss)	$12,249	$4,172	$(7,663)	$(4,028)	$4,730
Basic and diluted net income (loss) per common share	$0.27	$0.09	$(0.16)	$(0.08)	$0.10
2000
Net sales	$163,479	$225,772	$197,366	$195,920	$782,537
Gross profit	$42,906	$60,288	$50,263	$47,554	$201,011
Net income	$8,167	$10,128	$5,331	$3,299	$26,925
Basic and diluted net income per common share	$0.30	$0.26	$0.12	$0.07	$0.69

(16) Segment and Geographic Information:

        The Company has two reportable segments defined by geographic region due to the difference in economic characteristics in which these segments operate. The activities of each reportable segment consist of the design, manufacture and sale of hydraulic systems and other related components. The Company's segment called the "Americas" includes all operations located in both North and South America.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on net income.

Intersegment sales are made at established transfer prices. The following table presents the significant items by segment:

	Americas	Europe	All Other	Eliminations		Total
2001
Trade sales	$449,265	$378,435	$27,579	$—		$855,279
Intersegment sales	36,732	70,399	1,432	(108,563	) (1)	—
Interest income	2,507	3,392	552	(2,677	) (2)	3,774
Interest expense	11,135	12,678	15	(2,677	) (2)	21,151
Depreciation and amortization	33,062	28,515	7,897	—		69,474
Net income (loss)	(3,988)	10,560	(1,842)	—		4,730
Total assets	368,151	402,809	145,444	(31,423	) (4)	884,981
Capital expenditures	28,062	41,182	453	—		69,697
2000
Trade sales	$449,343	$327,410	$5,784	$—		$782,537
Intersegment sales	43,617	58,288	1,696	(103,601	) (1)	—
Interest income	3,402	3,536	935	(3,568	) (2)	4,305
Interest expense	8,983	9,941	143	(3,568	) (2)	15,499
Depreciation and amortization	27,195	19,224	6,919	—		53,338
Net income (loss)	12,449	16,776	(814)	(1,486	) (3)	26,925
Total assets	353,814	429,782	109,817	(52,450	) (4)	840,963
Capital expenditures	35,086	32,646	199	—		67,931
1999
Trade sales	$341,859	$186,806	$5,717	$—		$534,382
Intersegment sales	36,029	31,155	399	(67,583	) (1)	—
Interest income	1,953	1,706	1,416	(4,797	) (2)	278
Interest expense	6,111	7,364	166	(4,797	) (2)	8,844
Depreciation and amortization	20,878	13,588	1,072	—		35,538
Net income (loss)	17,021	2,463	1,023	(2,387	) (3)	18,120
Total assets	239,895	200,927	31,035	(29,342	) (4)	442,515
Capital expenditures	33,496	23,139	514	—		57,149

Eliminations:

(1)
Elimination of intersegment sales.

(2)
Elimination of intersegment interest income and expense from borrowings made between segments.

(3)
Net income eliminations — minority interest in German operating company.

(4)
Total assets eliminations:

	2001	2000	1999
Intersegment receivables	$(20,027)	$(40,226)	$(27,757)
Intersegment profit in inventory and other	(11,396)	(12,224)	(1,585)

Total assets eliminations	$(31,423)	$(52,450)	$(29,342)

        A summary of the Company's net sales by product line is presented below:

	Net Sales
	2001	2000	1999
Hydrostatic transmissions	$400,367	$469,236	$430,829
Open circuit gear pumps and motors and piston pumps	270,992	143,283	67,622
Electrohydraulics and controls	183,920	170,018	35,931

Total	$855,279	$782,537	$534,382

        A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)			Long-Lived Assets (2)
	2001	2000	1999	2001	2000
United States	$411,881	$409,807	$314,291	$238,122	$218,251
Germany	80,080	67,558	44,224	46,868	51,840
Italy	55,350	48,002	26,968	8,783	8,032
France	44,292	37,000	22,026	629	659
United Kingdom	47,139	43,749	30,163	24,823	25,293
Denmark (3)	14,678	11,890	—	160,669	160,770
Slovakia (3)	992	469	1,656	35,431	33,317
Other countries	200,867	164,062	95,054	42,998	19,857

Totals	$855,279	$782,537	$534,382	$558,323	$518,019

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

(17) Subsequent Events (Unaudited):

        On February 19, 2002, the Company announced that it had completed an agreement to purchase a minority interest in Comatrol S.p.A., effective January 1, 2002, and to enter into a strategic alliance to develop and manufacture cartridge valves and hydraulic integrated circuits (HICs) under the Sauer-Danfoss brand label as well as marketing, sales and support through the Sauer-Danfoss organization. Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16,000 in annual sales. The Company will own 45% of Comatrol as a minority interest partner and will not consolidate the financial results.

Report of Management

        The management of Sauer-Danfoss Inc. is responsible for the integrity and accuracy of the financial information contained in this annual report. Management believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and that the other information in this annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates, where necessary, to reflect the expected effects of events and transactions that have not been completed. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

        Management of the Company is also responsible for maintaining a system of internal accounting controls and procedures designed to provide reasonable assurance at reasonable cost that assets are safeguarded against loss or unauthorized use and that financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit department which coordinates its activities with the Company's independent accountants.

        KPMG LLP has been retained to conduct an audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to provide an independent assessment that helps ensure fair presentation of the Company's consolidated results of operations, financial position and cash flows.

        The Audit Committee of the Board of Directors is composed entirely of independent outside directors. The Committee meets periodically with management, internal auditors and the independent accountants, both separately and jointly, to discuss internal accounting controls and the quality of financial reporting. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their audits and their opinions on the adequacy of internal controls and the quality of financial reporting.

David L. Pfeifle President and Chief Executive Officer	Karl J. Schmidt Executive Vice President and Chief Financial Officer

Independent Auditors' Report

To the Shareholders of Sauer-Danfoss Inc.:

        We have audited the accompanying consolidated balance sheets of SAUER-DANFOSS INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, stockholders' equity and comprehensive income and cash flows of SAUER-DANFOSS INC. (formerly SAUER INC. and SUBSIDIARIES) for the year ended December 31, 1999, were audited by other auditors whose report thereon dated February 16, 2000, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAUER-DANFOSS INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Des Moines, Iowa
February 14, 2002

REPORT OF ARTHUR ANDERSEN LLP

To the Shareholders of Sauer-Danfoss Inc. and Subsidiaries:

        We have audited the accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows of SAUER-DANFOSS INC. (a Delaware corporation) AND SUBSIDIARIES (formerly SAUER INC. and SUBSIDIARIES) for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SAUER-DANFOSS INC. AND SUBSIDIARIES (formerly SAUER INC. and SUBSIDIARIES) for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Chicago, Illinois
February 16, 2000

Schedule I
Sauer-Danfoss Inc. (Parent Only)
Condensed Balance Sheets
As of December 31, 2001 and 2000
(in thousands)

	2001	2000
Assets
Current assets —
Cash	$25	$32
Other current assets	4,394	1,551

Total current assets	4,419	1,583
Receivables from subsidiaries	2,589	14,455
Intangible assets, net	89,991	80,471
Equity investment in subsidiaries*	256,823	243,102
Other	18,238	20,109

	$372,060	$359,720

Liabilities and Stockholders' Equity
Current liabilities	$3,979	$3,685
Payables to subsidiaries	—	3,860
Other long-term liabilities	20,897	9,778

Total liabilities	24,876	17,323

Stockholders' equity —
Common stock, par value $.01 per share, authorized 75,000 in 2001 and 2000; issued 47,411 in 2001 and 46,483 in 2000; outstanding 47,411 shares in 2001 and 45,312 shares in 2000	474	465
Additional paid-in capital	313,662	303,304
Retained earnings	48,803	57,348
Accumulated other comprehensive income	(15,663)	(10,654)
Unamortized restricted stock compensation	(92)	(57)
Common stock in treasury (at cost), 0 shares in 2001 and 1,172 shares in 2000	—	(8,009)

Total stockholders' equity	347,184	342,397

	$372,060	$359,720

*
Equity investment in subsidiaries, net, reported in the above condensed balance sheet as of December 31, 2001, includes $103,096 and $22,838 of net worth related to the U.S. and German Operating Companies, respectively. The U.S. Operating Company is subject to financial covenants related to its Revolving Credit Facility that, among other things, require that the U.S. Operating Company maintain net worth (as defined) of not less than the sum of $95,206, plus 35% of the U.S. Operating Company's quarterly net income, if positive, for each fiscal quarter ending on or after September 30, 2000. At December 31, 2001, restricted net worth was $95,206. The German Operating Company is subject to similar financial covenants that require the German Operating Company to maintain net worth of not less than 15% of total assets. At December 31, 2001, restricted net worth was $10,900.

Schedule I (cont.)
Sauer-Danfoss Inc. (Parent Only)
Condensed Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except per share data)

	2001	2000	1999
Equity earnings of subsidiaries	$15,467	$28,339	$20,022
Expenses, net —
Selling, general and administrative	14,512	9,541	5,461
Interest income	(546)	(861)	(1,390)
Other (income) expense, net	(419)	(8,245)	85

Expenses, net	13,547	435	4,156

Income from operations before income taxes	1,920	27,904	15,866
Provision for income taxes	2,810	(979)	2,254

Net income	$4,730	$26,925	$18,120

Basic and diluted net income per common share	$0.10	$0.69	$0.67

Weighted average basic shares outstanding	46,977	39,216	27,225

Weighted average diluted shares outstanding	46,980	39,217	27,240

Schedule I (cont.)
Sauer-Danfoss Inc. (Parent Only)
Condensed Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999
Cash flows from operating activities —
Net income	$4,730	$26,925	$18,120
Adjustments to reconcile net income to net cash provided by operating activities —
Equity earnings of subsidiaries	(15,467)	(28,339)	(20,022)
Dividends received from subsidiaries	8,166	27,335	5,300
Depreciation and amortization	7,228	4,230	81
Change in working capital	(2,549)	3,722	2,283
Other	6,654	7,203	(4,265)

Net cash provided by operating activities	8,762	41,076	1,497

Cash flows used in investing activities —
Cash paid for acquisitions, net of cash acquired	(3,500)	(3,765)	—

Net cash used in investing activities	(3,500)	(3,765)	—

Cash flows from financing activities —
Net financing from (to) subsidiaries	8,006	(20,147)	6,171
Cash dividends	(13,275)	(11,440)	(7,673)
Repurchase of common stock	—	(5,722)	—

Net cash used in financing activities	(5,269)	(37,309)	(1,502)

Cash —
Net increase (decrease) during the year	(7)	2	(5)
Beginning balance	32	30	35

Ending balance	$25	$32	$30

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 1999, 2000 and 2001
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off	Balance at End of Year
For the year ended December 31, 1999:
Allowance for Doubtful Accounts	$3,166	307	(278)	$3,195
For the year ended December 31, 2000:
Allowance for Doubtful Accounts	$3,195	621	(228)	$3,588
For the year ended December 31, 2001:
Allowance for Doubtful Accounts	$3,588	4,350	(2,368)	$5,570

Report of KPMG LLP on Financial Statement Schedules

To the Shareholders of Sauer-Danfoss Inc.:

        Under date of February 14, 2002, we reported on the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years then ended, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 2001 and 2000 consolidated financial statement schedules as listed in Item 14.(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2001 and 2000 financial statement schedules based on our audits.

        In our opinion, such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Des Moines, Iowa
February 14, 2002

Report of Arthur Andersen LLP on Financial Statement Schedules

To the Shareholders of Sauer-Danfoss Inc. and Subsidiaries:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for the year ended December 31, 1999, included in Sauer-Danfoss Inc.'s (formerly Sauer Inc. and Subsidiaries) annual report to shareholders and included in this Form 10-K (File No. 333-48299), and have issued our report thereon dated February 16, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedules I and II listed in Item 14.(a)(2) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The 1999 schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Chicago, Illinois
February 16, 2000

QuickLinks

PART I
  Item 1. Business.
Major Markets and Applications
  Item 2. Properties.
  Item 3. Legal Proceedings.
EXECUTIVE OFFICERS OF THE COMPANY
PART II
  Item 5. Market for the Company's Common Stock and Related Stockholder Matters.
  Item 6. Selected Financial Data.
SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Income For The Years Ended December 31, 2001, 2000, And 1999 (in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2001, and 2000 (in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income For The Years Ended December 31, 2001, 2000, and 1999 (in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Cash Flows For The Years Ended December 31, 2001, 2000, and 1999 (in thousands)
Sauer-Danfoss Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2001, 2000, and 1999 (in thousands, except per share data)
Minority Interest Reflected in Consolidated Balance Sheets
Minority Interest in (Income) Loss Reflected in Consolidated Statements of Income
Schedule I Sauer-Danfoss Inc. (Parent Only) Condensed Balance Sheets As of December 31, 2001 and 2000 (in thousands)
Schedule I (cont.) Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Income For the Years Ended December 31, 2001, 2000 and 1999 (in thousands, except per share data)
Schedule I (cont.) Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999 (in thousands)
Schedule II Sauer-Danfoss Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended December 31, 1999, 2000 and 2001 (in thousands)