Form 10-Q
period 2002-03-31
SAUER DANFOSS INC
filed 2002-05-15
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended March 31, 2002

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

Yes  ☒      No☐

As of May 10, 2002, 47,418,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

Thirteen Weeks Ended

	March 31,	April 1,
	2002	2001

Net Sales	$243,048	$261,102

Costs and Expenses:
Cost of sales	184,007	195,703
Selling, general and administrative	30,360	29,068
Research and development	9,359	10,240

Total costs and expenses	223,726	235,011

Operating income	19,322	26,091

Nonoperating Income (Expenses):
Interest expense, net	(4,243)	(4,671)
Other, net	302	2,023

Nonoperating expenses, net	(3,941)	(2,648)

Income Before Income Taxes and Minority Interest	15,381	23,443

Minority Interest in Income of Consolidated Companies	(3,583)	(3,363)

Income Before Income Taxes	11,798	20,080

Provision for Income Taxes	(4,348)	(7,831)

Net income	$7,450	$12,249

Basic and diluted net income per common share	$0.16	$0.27

Dividends declared per common share	$0.07	$0.07

Pro Forma Results Excluding Goodwill Amortization

	Thirteen Weeks Ended
	March 31, 2002	April 1, 2001
Reported net income	$7,450	$12,249
Add back goodwill amortization	—	708
Adjusted net income	$7,450	$12,957

Net income per common share:
Reported basic and diluted net income per common share	$0.16	$0.27
Add back goodwill amortization	—	0.01
Adjusted basic and diluted net income per common share	$0.16	$0.28

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$12,810	$14,324
Accounts receivable, less allowances	175,461	134,586
Inventories	131,267	141,652
Other current assets	23,849	23,066
Total current assets	343,387	313,628

Property, Plant and Equipment, net	409,099	423,195

Other Assets:
Goodwill, net	95,558	88,907
Other intangible assets, net	28,413	38,433
Investments in unconsolidated affiliates	7,032	1,391
Deferred income taxes	11,779	11,639
Other	12,269	7,788
Total other assets	155,051	148,158
	$907,537	$884,981

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$62,238	$53,046
Long-term debt due within one year	9,602	9,727
Accounts payable	65,077	57,096
Accrued salaries and wages	20,513	18,212
Accrued warranty	8,592	8,472
Other accrued liabilities	26,890	23,293
Total current liabilities	192,912	169,846

Long-Term Debt	236,512	236,026

Other Liabilities:
Long-term pension liability	31,033	31,608
Postretirement benefits other than pensions	16,533	16,337
Deferred income taxes	40,590	42,991
Other	13,027	15,408
Total other liabilities	101,183	106,344

Minority Interest in Net Assets of Consolidated Companies	27,427	25,581

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2002 and 2001; issued 47,411 in 2002 and 2001; outstanding 47,311 in 2002 and 2001	474	474
Additional paid-in capital	313,662	313,662
Retained earnings	52,934	48,803
Accumulated other comprehensive loss	(17,487)	(15,663)
Unamortized restricted stock compensation	(80)	(92)
Total stockholders’ equity	349,503	347,184
Commitments and contingencies
	$907,537	$884,981

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restriced Stock Compensation	Total

Beginning Balance	47,411	$474	$313,662	$48,803	$(15,663)	$(92)	$347,184

Period Ended March 31, 2002 (Unaudited):
Comprehensive income:
Net income	—	—	—	7,450	—	—	—
Translation adjustment	—	—	—	—	(1,824)	—	—
Total comprehensive income	—	—	—	—	—	—	5,626
Restricted stock compensation	—	—	—	—	—	12	12
Cash dividends, ($.07 per share)	—	—	—	(3,319)	—	—	(3,319)
Ending balance	47,411	$474	$313,662	$52,934	$(17,487)	$(80)	$349,503

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2002	2001
Cash Flows From Operating Activities:
Net income	$7,450	$12,249
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation and amortization	17,056	18,186
Minority interest in income of consolidated companies	3,583	3,363
Changes in working capital excluding effects of acquisitions:
Accounts receivable, net	(43,712)	(30,333)
Inventories	9,012	7,839
Accounts payable	9,851	(4,681)
Accrued liabilities	(4,263)	5,678
Other	3,397	218
Net cash provided by operating activities	2,374	12,519

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(6,016)	(13,861)
Payments for acquisitions, net of cash acquired	(6,554)	(33,984)
Proceeds from sale of property, plant and equipment	157
Net cash used in investing activities	(12,413)	(47,845)

Cash Flows From Financing Activities:
Net borrowings on notes payable and bank overdrafts	10,292	10,657
Net borrowings of long-term debt	2,630	22,770
Cash dividends	(3,319)	(3,318)
Distributions to minority interest partners	(975)	(1,029)

Net cash provided by financing activities	8,628	29,080

Effect of Exchange Rate Changes	(103)	(3,993)

Cash and Cash Equivalents:
Net decrease during the period	(1,514)	(10,239)
Beginning balance	14,324	24,754

Ending balance	$12,810	$14,515

Supplemental Cash Flow Disclosures:
Interest paid	$2,012	$4,969
Income taxes paid	$2,773	$446

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:
During 2001, the Company acquired assets of certain distribution operations of Danfoss Fluid Power in exchange for 2,091 shares of common stock. The consideration paid and allocation is as follows:
Consideration paid:
Common stock issued	—	$18,298
Other liabilities assumed	—	6,497
	—	$24,795

Allocated to:
Inventory	—	$7,248
Accounts receivable	—	9,020
Other current assets	—	902
Property, plant and equipment	—	193
Goodwill and other intangibles	—	7,432
	—	$24,795

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(in thousands except per share data)

(Unaudited)

1)                                     Basis of Presentation and Use of Estimates -

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest.  The Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent owned) at its related equity in the net assets of such affiliate.  All significant intercompany balances, transactions and profits have been eliminated in the consolidated financial statements.

Certain information and disclosures normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates, but management believes that such differences are immaterial.

In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2002 and December 31, 2001, and results of operations for the thirteen weeks ended March 31, 2002 and April 1, 2001, and cash flows for the thirteen weeks ended March 31, 2002 and April 1, 2001.   These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

2)                                     Business Combinations —

During the first quarter 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A.  Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16,000 in annual sales.  The Company, which paid approximately $6,000, will own 45% of Comatrol as a minority interest partner and will record its share of Comatrol's earnings using the equity method.  The Company has the option to acquire additional ownership interest in Comatrol in the future, but is not required to do so.

3)                                     Reclassification -

Certain previously reported amounts have been reclassified to conform to the current period presentation.

4)            Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week periods ending March 31, 2002, and April 1, 2001:

	March 31, 2002			April 1, 2001
	Net Income	Shares	EPS	Net Income	Shares	EPS
Thirteen Weeks:
Basic net income	$7,450	47,395	$.16	$12,249	45,717	$.27
Effect of dilutive
securities:
Restricted stock	—	7	—	—	3	—
Diluted net income	$7,450	47,402	$.16	$12,249	45,720	$.27

5)            Unusual Charges -

During 2000, the Company recorded restructuring charges of $11,232 ($6,852 after tax, or $0.17 per share) associated with the integration of the DFP acquisition.  These charges related to plant consolidation and other expenses, liability for workforce reductions, severance and other related employee benefits, building lease termination, and relocation of inventory and equipment and were included in the Consolidated Statements of Income.  A $1,500 restructuring charge was recorded for the expected termination of 70 employees, primarily manufacturing personnel.  As of December 31, 2000, all of these employees had been terminated.

Movement of the various components of the restructuring liabilities follows:

	Employees	Workforce Reductions	Inventory and other asset write-downs	Plant consolidation and other	Total
2000	70	$1,500	$5,590	$4,142	$11,232
Utilized in 2000	70	1,500	4,090	2,479	8,069
Utilized in 2001	—	—	1,500	1,532	3,032
Utilized in 2002	—	—	—	131	131
Balance remaining at March 31, 2002	—	$—	$—	$—	$—

6)            Segment and Geographic Information -

Beginning in 2002, the Company has changed the way it reports its operating segments to better reflect the organizational structure of the Company around its various product lines of Propel, Work Function and Controls.  Accordingly, the information presented in the table below for the prior period has been restated to allow for comparisons of the segments between the periods presented.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle.

The following table presents the significant items by operating segment for the results of operations for each of the thirteen-week periods ending March 31, 2002 and April 1, 2001, and balance sheet data as of March 31, 2002 and April 1, 2001, respectively:

Thirteen Weeks Ended:
March 31, 2002	Propel	Work Function	Controls	Other	Total
Trade sales	$123,955	$72,812	$46,281	$—	$243,048
Segment income (loss)	13,914	7,172	2,980	(4,442)	19,624
Depreciation expense	7,536	4,429	2,237	1,829	16,031
Capital expenditures	2,395	2,391	1,008	222	6,016
Total assets	361,934	240,426	145,956	159,221	907,537

April 1, 2001
Trade sales	$130,140	$76,242	54,720	$—	261,102
Segment income (loss)	15,004	9,299	6,403	(2,592)	28,114
Depreciation expense	10,084	3,756	2,188	1,273	17,301
Capital expenditures	7,320	3,804	1,963	774	13,861
Total assets	384,837	249,220	143,595	119,382	897,034

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived
	Thirteen Weeks Ended		Assets (2)
	2002	2001	2002	2001
United States	$121,125	$135,979	$231,992	$238,122
Germany	20,224	23,977	44,689	46,868
Italy	16,188	16,709	8,368	8,783
France	10,240	12,858	260	629
United Kingdom	11,992	11,729	23,594	24,823
Denmark (3)	3,843	3,871	156,240	160,669
Slovakia (3)	276	464	34,563	35,431
Other countries	59,160	55,515	52,735	42,998

Total	$243,048	$261,102	$552,371	$558,323

(1)           Net sales are attributed to countries based on location of customer.

(2)           Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization, and certain other long-term assets.

(3)           Majority of this country’s sales are shipped outside of the home country where the product is produced.

No single customer accounted for 10% or more of total consolidated sales in any period presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Sauer-Danfoss Inc. and Subsidiaries (the Company)

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

Results of Operations

Thirteen Weeks Ended March 31, 2002 Compared to Thirteen Weeks Ended April 1, 2001

Net sales - Net sales for first quarter 2002 of $243.0 million decreased by $18.1 million, or 6.9% from first quarter 2001 net sales of $261.1 million.  Excluding the impact of currency fluctuations, net sales declined by 5.4% (i.e. net sales measured in U.S. dollars would have been greater had currency exchange/translation rates remained at the same levels as the rates that prevailed in the corresponding period in 2001).  Sales into the markets the Company serves varied during the first quarter of 2002 with the agriculture market being up 7.6% and road-building being up 1.8% from first quarter 2001.  However, sales to distributors declined 23.1%, turf care sales decreased 6.6%, specialty vehicles were down 5.1%, and the construction market decreased 3.9% from comparable amounts in first quarter 2001.

The following table sets forth the Company’s net sales by market, in millions of dollars and as a percentage of total net sales, for the thirteen weeks ended March 31, 2002 and April 1, 2001:

	March 31, 2002	% of Total	April 1, 2001	% of Total
Agriculture	$47,758	19.6	$44,390	17.0
Construction	34,999	14.4	36,436	14.0
Turf Care	54,643	22.5	58,493	22.3
Road-building	22,028	9.1	21,633	8.3
Specialty	34,688	14.3	36,540	14.0
Distribution and aftermarket	48,932	20.1	63,610	24.4

Total	$243,048	100.0	$261,102	100.0

Gross Profit — Gross profit for first quarter 2002 of $59.0 million was 24.3% of net sales, compared to 25.0% of net sales for first quarter 2001.  The lower gross profit percentage in relation to sales reflects the lower absorption of fixed overhead costs in the Company’s plants driven by the decreased volumes of activity, especially in North America.  The Company is aggressively working to adjust its fixed costs in light of the continued economic slowdown.  In particular, the Company has significantly reduced capital spending from prior period levels and is continuing a tighter watch on discretionary spending in the production operations area.

Selling, general and administrative expenses - Selling, general and administrative expenses for first quarter 2002 of $30.4 million increased by $1.3 million, or 4.5% from first quarter 2001 expenses of $29.1 million.  The primary cause for the increase is due to acquisitions and other business ventures that were not included in the first quarter of 2001.  In addition, the 2002 amounts do not include $0.7 million of goodwill and other intangibles amortization in accordance with the new purchase business combination rules under Statement of Financial Accounting Standards No. 142.

Research and development expenses - Research and development expenses for first quarter 2002 of $9.4 million decreased $0.8 million or 7.8% from first quarter 2001 expenses of $10.2 million.  The decrease has come from the Company’s efforts to reduce costs during this economic slowdown, while still continuing to develop new products and technologies to position the Company for further growth in the future.

Nonoperating expenses, net - Net nonoperating expense for first quarter 2002 of $3.9 million increased by $1.3 million from first quarter 2001 net expenses of $2.6 million.  Net interest expense for first quarter 2002 of $4.2 million decreased by $0.5 million from first quarter 2001 net expense of $4.7 million.  The decrease in net interest expense relates primarily to lower bank borrowing rates in both North America and Europe offset partially by increased debt related to acquisitions.  Other income, net, for first quarter 2002 decreased by $1.7 million from first quarter 2001 due primarily to currency exchange gains related to various loans within the group during 2001 that were not in place during 2002.

Provision for income taxes - Provision for income taxes for first quarter 2002 of $4.3 million decreased by $3.5 million from first quarter 2001 provision for income taxes of $7.8 million.  The decrease comes from the decrease in income before income taxes of $8.3 million coupled with a reduced effective tax rate of 36.9% compared to 39.0% in 2001.  The reduced effective tax rate stems from the mix of earnings between the countries in which the Company operates coupled with the reduced goodwill and other intangibles amortization mentioned above which was not tax affected.

Net income - Net income for first quarter 2002 of $7.5 million decreased by $4.7 million, or 38.5% from first quarter 2001 net income of $12.2 million.  The decrease in net income was driven primarily by the decreased sales volumes in most of the Company’s markets, as discussed above, and not having the foreign currency gains in 2002 that were realized in 2001.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first quarter of 2002 of $2.4 million decreased by $10.1 million from the first quarter of 2001 of $12.5 million.  The decrease in operating cash flow resulted primarily from lower net income coupled with poorer performance in certain working capital areas.

Net borrowings under short and long-term credit facilities for the first quarter of 2002 were $12.9 million compared to the first quarter of 2001 net borrowings of $33.4 million.  Net borrowings period over period are lower in 2002 than in 2001 primarily due to higher levels of acquisition activities in 2001 compared to 2002.  Further information regarding all of the Company's future commitments under contractual obligations is set forth in the Company's most recent annual report filed on Form 10-K.  Other than the net borrowings discussed above, there has been no material change in this information.

The cash provided by operating activities of $2.4 million, along with net borrowings of $12.9 million have funded 2002 capital expenditures of $6.0 million, acquisitions of $6.6 million and dividends of $3.3 million.

Capital expenditures for the first quarter of 2002 of $6.0 million decreased by $7.9 million from the first quarter of 2001 capital expenditures of $13.9 million due to the Company’s emphasis on reducing cash outlays on capital expenditures and due to the fact that the Company currently has adequate capacity in place to handle current sales levels in 2002.  The Company continues to expect that capital expenditures for 2002 will be substantially lower than in 2001 due to the economic slowdown and due to the fact that the Company had been adding capacity in recent years for market share growth.  The higher level of capital expenditures in prior years is now in place to support the Company’s future growth plans.  Additional capital expenditures will be made after considering current economic conditions, the pace of on-going product development, and the need for production efficiencies.  The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities.  As of March 31, 2002, the Company had approximately $44.0 million available under its various credit facilities.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for at least the next twelve months.

Dividend Restrictions

The Company’s ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants in the U.S. Revolving Credit Facility, Danish Revolving Credit Facility and German credit agreements, which limit the amount of dividends the U.S operating company, Danish operating company and German operating company can distribute to the Company.  At March 31, 2002, the U.S. operating company was restricted under the U.S. Revolving Credit Facility from paying dividends to the Company.  The German operating company and Danish operating company were not restricted from paying dividends to the Company as of March 31, 2002.  Further information disclosing these agreements and their restrictions is set forth in the Company’s most recent annual report filed on Form 10-K.  There has been no material change in this information.

Other Matters

The Company’s Critical Accounting Policies — In preparing its most recent annual report on Form 10-K, the Company disclosed what it feels are its most critical accounting policies due to the type of industry in which it operates and the manufacturing nature of its business.  The Company has made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in its most recent annual report on Form 10-K.

Acquisitions — During the first quarter of 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A. for approximately $6.0 million.  Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16.0 million in annual sales.  The Company owns 45% of Comatrol as a minority interest partner and will not consolidate the financial results.

As of April 2, 2002, the Company has acquired the assets of the low voltage motor business of Thrige Electric.  The acquisition was an all cash transaction of approximately $20 million and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany.  Thrige Electric is engaged in the production of low voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market.  Thrige Electric has approximately 450 employees and annual sales of approximately $50 million.

Outlook — The majority of the Company’s markets have experienced a downturn over the past year, particularly in North America.  The European markets have lagged behind the North American markets, but have also seen a softening in activity during the latter part of 2001 and heading into 2002.  During the first quarter of 2002, the Company has seen an increase in its propel business in North America, and experienced an overall increase in orders written over the same period of 2001.  On the other hand, Europe has lagged behind the North American recovery.  Based on the current market conditions, the Company feels that total net sales and net income will be as previously expected, with sales and net income both being up slightly form 2001 levels.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  There has been no material change in this information.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended March 31, 2002.

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

10.1(i)

The Agreement and Amendment to Employment Agreement, effective May 3, 2000, relating to the Employment Contract referred to in 10.1(h) above with Klaus Murmann is attached as Exhibit 10.1 (j) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(j)	The Employment Contract with David L. Pfeifle is attached as Exhibit 10.1(x) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(k)

The Executive Employment Agreement with Neils Erik Hansen dated May 3, 2000 is attached as Exhibit 10.1 (l) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(l)

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

10.1(p)

The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees’ Savings and Retirement Plan referred to in Exhibit 10.1(o) above, is attached as Exhibit 10.1(aj) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(q)

The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(o) above, is attached as Exhibit 10.1(s) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

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

10.1(aa)	The Termination Agreement with Tonio P. Barlage dated March 31, 2000 is attached as Exhibit 10.1(y) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
10.1(ab)

The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000 and is incorporated herein by reference.

10.1(ac)

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

10.1(ae)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ad) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(af)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ad) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001 and is incorporated herein by reference.

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

10.1(ai)

The Third Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached as Exhibit 10.1(al) to the Company’s Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.

10.1(aj)

Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(am) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(ak)

The Fifth Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 25, 2002, is attached as Exhibit 10.1(an) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(al)

The Sauer-Danfoss Racine Employees’ Savings Plan, effective December 1, 2000, is attached as Exhibit 10.1(am) to the Company’s  Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.

10.1(am)	The Lease Agreement for the Company’s leased facility in Ames, Iowa, effective April 1, 2002 is attached hereto.
10.1(an)	The Office Lease for the Company’s Chicago, Illinois, Executive Office effective June 1, 2002 is attached hereto.
10.1(ao)	The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan restated as of January 1, 2002, is attached hereto.
10.1(ap)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan restated as of January 1, 2002, is attached hereto.

(b)         Reports on Form 8-K

On April 18, 2002, the Company filed a Current Report on Form 8-K for the purpose of disclosing three press releases.  The first press release dated April 2, 2002 announced the Company’s completion of the acquisition of the low voltage motor business of Thrige Electric.  The second press release dated April 8, 2002 announced the date and time of the conference call to discuss the Company’s first quarter 2002 financial results.  The third press release dated April 11, 2002 announced that the Company had been recognized as John Deere Dubuque Works’ “Supplier of the Year” in recognition of its dedication to providing products and service of outstanding quality as well as its commitment to continuous improvement.

On April 26, 2002, the company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated April 24, 2002 announcing the Company’s first quarter 2002 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By /s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President — Finance and
Chief Accounting Officer
Sauer-Danfoss Inc.

May 15, 2002