Form 10-Q
period 2002-06-30
SAUER DANFOSS INC
filed 2002-08-14
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-48299

SAUER-DANFOSS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Parkway Drive, Lincolnshire, Illinois	61069
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	(515) 239-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

As of August 7, 2002, 47,418,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net Sales	$264,117	$221,641	$507,165	$482,743

Costs and Expenses:
Cost of sales	196,024	169,203	380,031	364,906
Selling, general and administrative	34,488	30,957	64,848	60,025
Research and development	9,677	9,528	19,036	19,768

Total costs and expenses	240,189	209,688	463,915	444,699

Operating income	23,928	11,953	43,250	38,044

Nonoperating Income (Expenses):
Interest expense, net	(4,443)	(4,090)	(8,686)	(8,761)
Other, net	(1,732)	1,248	(1,430)	3,271

Nonoperating expenses, net	(6,175)	(2,842)	(10,116)	(5,490)

Income Before Income Taxes and Minority Interest	17,753	9,111	33,134	32,554

Minority Interest in Income of Consolidated Companies	(3,895)	(2,271)	(7,527)	(5,634)

Equity in Net Earnings of Affiliates	216	—	265	—

Income Before Income Taxes	14,074	6,840	25,872	26,920

Provision for Income Taxes	(4,680)	(2,668)	(9,028)	(10,499)

Net income	$9,394	$4,172	16,844	$16,421

Basic and diluted net income per common share	$0.20	$0.09	$0.36	$0.35

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

Pro Forma Results Excluding Goodwill Amortization

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Reported net income	$9,394	$4,172	$16,844	$16,421
Add back goodwill amortization	—	708	—	1,416
Adjusted net income	$9,394	$4,880	$16,844	$17,837

Net income per common share:
Reported basic and diluted net income per common share	$0.20	$0.09	$0.36	$0.35
Add back goodwill amortization	—	0.01	—	0.03
Adjusted basic and diluted net income per common share	$0.20	$0.10	$0.36	$0.38

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	June 30, 2002	December 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$27,821	$14,324
Accounts receivable, less allowances	193,060	134,586
Inventories	137,443	141,652
Other current assets	13,689	23,066
Total current assets	372,013	313,628

Property, Plant and Equipment, net	425,941	423,195

Other Assets:
Goodwill, net	103,324	88,907
Other intangible assets, net	29,118	38,433
Investments in unconsolidated affiliates	8,182	1,391
Deferred income taxes	13,328	11,639
Other	15,637	7,788
Total other assets	169,589	148,158
	$967,543	$884,981

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$53,914	$53,046
Long-term debt due within one year	3,627	9,727
Accounts payable	72,070	57,096
Accrued salaries and wages	26,406	18,212
Accrued warranty	10,521	8,472
Other accrued liabilities	27,749	23,293
Total current liabilities	194,287	169,846

Long-Term Debt	272,057	236,026

Other Liabilities:
Long-term pension liability	35,412	31,608
Postretirement benefits other than pensions	16,800	16,337
Deferred income taxes	42,900	42,991
Other	13,974	15,408
Total other liabilities	109,086	106,344

Minority Interest in Net Assets of Consolidated Companies	25,374	25,581

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2002 and 2001; issued 47,419 in 2002 and 47,411 in 2001; outstanding 47,419 in 2002 and 47,411 in 2001	474	474
Additional paid-in capital	313,760	313,662
Retained earnings	59,010	48,803
Accumulated other comprehensive loss	(6,345)	(15,663)
Unamortized restricted stock compensation	(160)	(92)
Total stockholders’ equity	366,739	347,184
	$967,543	$884,981

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock Compensation	Total

Beginning Balance	47,411	$474	$313,662	$48,803	$(15,663)	$(92)	$347,184

Period Ended June 30, 2002 (Unaudited):
Comprehensive income:
Net income	—	—	—	16,844	—	—	—
Translation adjustment	—	—	—	—	9,318	—	—
Total comprehensive income	—	—	—	—	—	—	26,162
Restricted stock grant	8	—	98	—	—	(98)	—
Restricted stock compensation	—	—	—	—	—	30	30
Cash dividends, ($.14 per share)	—	—	—	(6,637)	—	—	(6,637)

Ending balance	47,419	$474	$313,760	$59,010	$(6,345)	$(160)	$366,739

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2002	July 1, 2001
Cash Flows From Operating Activities:
Net income	$16,844	$16,421
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,178	33,918
Minority interest in income of consolidated companies	7,527	5,634
Equity in net earnings of affiliates	(265)	—
(Increase) decrease in working capital, excluding effects of acquisitions:
Accounts receivable, net	(32,404)	(15,302)
Inventories	20,700	14,810
Accounts payable	1,297	(11,002)
Accrued liabilities	7,145	(1,615)
Other	(3,053)	(7,606)
Net cash provided by operating activities	52,969	35,258

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(14,120)	(32,646)
Proceeds from sales of property, plant and equipment	532	—
Payments for acquisitions, net of cash acquired	(22,312)	(36,294)
Net cash used in investing activities	(35,900)	(68,940)

Cash Flows From Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(5,261)	3,735
Net borrowings of long-term debt	15,941	37,211
Cash dividends	(6,637)	(6,637)
Distributions to minority interest partners	(6,647)	(11,860)

Net cash (used in) provided by financing activities	(2,604)	22,449

Effect of Exchange Rate Changes	(968)	(2,666)

Cash and Cash Equivalents:
Net increase (decrease) during the period	13,497	(13,899)
Beginning balance	14,324	24,754

Ending balance	$27,821	$10,855

Supplemental Cash Flow Disclosures:
Interest paid	$6,103	$8,440
Income taxes paid	$3,650	$1,577

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

Certain information and disclosures normally included in the consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates, but management believes that such differences are immaterial.

In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2002 and December 31, 2001, and results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2002 and July 1, 2001, and cash flows for the twenty-six weeks ended June 30, 2002 and July 1, 2001.   These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

2)                                     Business Combinations –

During the first quarter 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A..  Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16,000 in annual sales.  The Company, which paid approximately $6,000, owns 45% of Comatrol as a minority interest partner and  records its share of Comatrol’s earnings using the equity method.  The Company has the option to acquire additional ownership interest in Comatrol in two phases in the future, but is not required to do so.  The first option period runs from March 1, 2003 through March 31, 2003 whereby the Company could acquire an additional 40% of Comatrol’s total capital, at which time the Company would then consolidate the results of Comatrol.  The second option period runs from April 1, 2004 through April 30, 2004 and allows for the Company to acquire the remaining 15% of Comatrol, contingent on exercising the first option described above.

During the second quarter 2002, the Company acquired the assets of the low voltage motor business of Thrige Electric.  The acquisition was an all cash transaction of approximately $16 million and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany.  Thrige Electric is engaged in the production of low voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market.  Thrige Electric has approximately 450 employees and annual sales of approximately $50 million.  The Company owns 100% of the Thrige Electric operations and has consolidated the financial results of this business.

3)                                     New Accounting Principles –

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill is evaluated at least annually for impairment.  The Statement requires that the Company identify its reporting units and then measure the amount of impairment, if any, based on a comparison of the fair value of a reporting unit to its carrying value.

In connection with the adoption of SFAS No. 142, the Company has completed the initial impairment analysis of goodwill as of January 1, 2002.  The results of this evaluation indicate that goodwill related to reporting units within the Work Function and Controls segments could be impaired.

The Company is proceeding with the final phase of the evaluation to determine the amount of impairment by December 31, 2002.  Any adjustment will be a non-cash charge booked as a 2002 cumulative effect of change in accounting principle for the write-off of goodwill.

4)            Reclassifications -

Certain previously reported amounts have been reclassified to conform to the current period presentation.

5)            Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and twenty-six week periods ending June 30, 2002, and July 1, 2001:

	June 30, 2002			July 1, 2001
	Net Income	Shares	EPS	Net Income	Shares	EPS
Thirteen Weeks:
Basic net income	$9,394	47,395	$0.20	$4,172	47,395	$.09
Effect of dilutive Securities-Restricted stock	—	10	—	—	3	—
Diluted net income	$9,394	47,405	$0.20	$4,172	47,398	$.09

Twenty-Six Weeks:
Basic net income	$16,844	47,395	$0.36	$16,421	46,556	$.35
Effect of dilutive Securities-Restricted stock	—	9	—	—	3	—
Diluted net income	$16,844	47,404	$0.36	$16,421	46,559	$.35

6)            Unusual Charges -

During 2000, the Company recorded restructuring charges of $11,232 ($6,852 after tax, or $0.17 per share) associated with the integration of the Danfoss Fluid Power acquisition.  These charges relate to plant consolidation and other expenses, liability for workforce reductions, severance and other related employee benefits, building lease termination, and relocation of inventory and equipment and are included in the Consolidated Statements of Income.  A $1,500 restructuring charge was recorded for the expected termination of 70 employees, primarily manufacturing personnel.  As of December 31, 2000, all of these employees had been terminated.

Movement of the various components of the restructuring liabilities follows:

	Employees	Workforce Reductions	Inventory and other asset write-downs	Plant consolidation and other	Total
2000	70	$1,500	$5,590	$4,142	$11,232
Utilized in 2000	70	1,500	4,090	2,479	8,069
Utilized in 2001	—	—	1,500	1,532	3,032
Utilized in 2002	—	—	—	131	131
Balance remaining at June 30, 2002	—	$—	$—	$—	$—

7)            Segment and Geographic Information -

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

The following table presents the significant items by operating segment for the results of operations for each of the thirteen and twenty-six week periods ending June 30, 2002 and July 1, 2001, and balance sheet data as of June 30, 2002 and July 1, 2001, respectively:

Thirteen Weeks Ended:

	Propel	Work Function	Controls	Other	Total
June 30, 2002
Trade sales	$125,955	$77,304	$60,858	$—	$264,117
Segment income (loss) (1)	17,747	8,284	3,547	(7,382)	22,196
Depreciation expense	8,047	4,410	2,715	1,832	17,004
Capital expenditures	2,136	3,892	1,680	396	8,104

July 1, 2001
Trade sales	$105,750	$66,942	$48,949	$—	$221,641
Segment income (loss) (1)	10,601	4,959	1,298	(3,656)	13,202
Depreciation expense	7,020	5,281	2,345	870	15,516
Capital expenditures	9,346	8,468	3,073	691	21,578

Twenty-Six Weeks Ended:

	Propel	Work Function	Controls	Other	Total
June 30, 2002
Trade sales	$249,910	$150,116	$107,139	$—	$507,165
Segment income (loss) (1)	31,661	15,456	6,527	(11,824)	41,820
Depreciation expense	15,583	8,839	4,952	3,661	33,035
Capital expenditures	4,531	6,283	2,688	618	14,120
Total assets	359,586	262,009	179,788	166,160	967,543

July 1, 2001
Trade sales	$235,890	$143,184	$103,669	$—	$482,743
Segment income (loss) (1)	25,605	14,258	7,701	(6,249)	41,315
Depreciation expense	17,104	9,037	4,533	2,143	32,817
Capital expenditures	15,353	11,305	4,639	1,349	32,646
Total assets	362,016	247,449	139,339	123,698	872,502

Segment income (loss) (1) is defined as the respective segment’s portion of the total Company’s net income, excluding net interest, income taxes, minority interest, and equity in net earnings of affiliates.

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		June 30,	December 31,
	2002	2001	2002	2001	2002	2001
United States	$120,212	$108,996	$241,337	$224,975	$228,166	$238,122
Germany	23,788	20,247	44,012	44,224	58,941	46,868
Italy	19,032	15,586	35,220	32,295	9,221	8,783
France	12,760	11,588	23,000	24,446	272	629
United Kingdom	12,169	11,190	24,161	22,919	24,630	24,823
Japan (4)	8,716	1,882	16,012	3,458	(532)	(377)
Denmark (3)	3,833	3,754	7,676	7,625	160,599	160,669
Slovakia (3)	249	172	525	636	36,913	35,431
Other countries	63,358	48,226	115,222	102,165	55,810	42,998

Total	$264,117	$221,641	$507,165	$482,743	$574,020	$558,323

(1)           Net sales are attributed to countries based on location of customer.

(2)                                  Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets, and exclude investments in unconsolidated affiliates and deferred taxes.

(3)           Majority of this country’s sales are shipped outside of the home country where the product is produced.

(4)           Majority of Japan’s long-lived assets arise from negative goodwill on the books.

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

Results of Operations

Thirteen Weeks Ended June 30, 2002 Compared to Thirteen Weeks Ended July 1, 2001

Net sales - Net sales for second quarter 2002 of $264.1 million increased by $42.5 million, or 19.2% from first quarter 2001 net sales of $221.6 million.  Excluding the impact of currency fluctuations and acquisitions, net sales only increased by 3.9% (i.e. net sales of businesses outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed in the corresponding period in 2001).  Excluding 2002 acquisitions, sales into the markets the Company serves strengthened during the second quarter of 2002 with sales to Original Equipment Manufacturers (OEM’s) leading the way up 12.9% over the second quarter of 2001.  The only continued weak market was the distribution market, which was down 4.3% from second quarter 2001.  Distribution market customers continue to reduce inventory levels and are still being impacted by ongoing weakness in some of the smaller markets they serve.  Within OEM, turf care sales were up 34.5% reflecting the increased use of hydrostatic transmissions in the consumer market and a significant new program win.  Sales into the agriculture and construction markets were both up 11.4% while road-building increased 2.2% and specialty vehicles were up 1.1% from first quarter 2001.

The following table sets forth the Company’s net sales by market, in millions of dollars and as a percentage of total net sales, for the thirteen weeks ended June 30, 2002 and July 1, 2001:

	June 30, 2002	% of Total	July 1, 2001	% of Total
Agriculture	$48.3	18.3	$41.6	18.8
Construction	36.9	14.0	31.2	14.1
Turf Care	49.0	18.5	35.4	15.9
Road-building	23.7	9.0	21.2	9.6
Specialty	49.8	18.8	36.0	16.2
Distribution and aftermarket	56.4	21.4	56.2	25.4

Total	$264.1	100.0	$221.6	100.0

Gross Profit - Gross profit for second quarter 2002 of $68.1 million was 25.8% of net sales, compared to 23.6% of net sales for second quarter 2001.  The higher gross profit percentage in relation to sales reflects the higher absorption of fixed overhead costs in the Company’s plants during the second quarter of 2002 compared to a declining second quarter in 2001.  Volumes of activity running through the Company’s plants, especially in North America have increased over the same period in 2001 as the economy begins to improve.  The Company has also made substantial progress in working to reduce its fixed costs in light of the economic slowdown experienced in 2001.  In particular, the Company has significantly reduced capital spending from prior period levels and is continuing a tighter watch on discretionary spending in the production operations area.

Selling, general and administrative expenses - Selling, general and administrative expenses for second quarter 2002 of $34.5 million increased by $3.5 million, or 11.3% from second quarter 2001 expenses of $31.0 million.  The primary cause for the increase is due to acquisitions and other business ventures that were not included in the second quarter of 2001.  In addition, the 2002 amounts do not include $0.7 million of goodwill and other intangibles amortization in accordance with the new purchase business combination rules under Statement of Financial Accounting Standards No. 142.

Research and development expenses - Research and development expenses for second quarter 2002 of $9.7 million increased $0.2 million or 2.1% from second quarter 2001 expenses of $9.5 million.  The increase has been driven solely by acquisitions that were not in place as of this time last year.  While the Company remains committed to developing new products and technologies, attention is also being placed on sharing its engineering competencies across the various business units in order to enhance the systems capabilities of its product lines.

Nonoperating expenses, net - Net nonoperating expense for second quarter 2002 of $6.2 million increased by $3.4 million from second quarter 2001 net expenses of $2.8 million.  Net interest expense for second quarter 2002 of $4.4 million increased by $0.3 million from second quarter 2001 net expense of $4.1 million.  The increase in net interest expense relates primarily to higher overall bank borrowings related to acquisitions offset by lower borrowing rates in both North America and Europe.  Other expense, net, for second quarter 2002 increased by $2.9 million from second quarter 2001 due primarily to currency exchange gains related to various loans within the group during 2001 that generated currency exchange losses in 2002.  In addition, the Company is no longer collecting royalties from its former Japanese licensee in 2002 due to the formation of the joint venture in late 2001.

Provision for income taxes - Provision for income taxes for second quarter 2002 of $4.7 million increased by $2.0 million from second quarter 2001 provision for income taxes of $2.7 million.  The increase comes from the increase in income before income taxes of $7.3 million offset by a reduced effective tax rate of 33.3% compared to 39.0% in 2001.  The reduced effective tax rate stems from the mix of earnings among the countries in which the Company operates coupled with the reduced goodwill and other intangibles amortization mentioned above which was not tax affected.

Net income - Net income for second quarter 2002 of $9.4 million increased 123.8% from second quarter 2001 net income of $4.2 million.  The increase in net income was driven primarily by the increased sales volumes in most of the Company’s markets, as discussed above, and the increased emphasis on reducing fixed costs in all parts of the Company.

Twenty-Six Weeks Ended June 30, 2002 Compared to Twenty-Six Weeks Ended July 1, 2001

Net sales - Sales for the first half of 2002 were $507.2 million, an increase of 5.1% over the same period of 2001.  In comparison, excluding the impact of both currencies and acquisitions, sales were essentially flat with the first half of 2001.   Sales are mixed in the various markets the Company serves with turf care up 18.2%, agriculture up 3.4% and construction being up 3.3% over the same period of 2001.  On the other hand, road building was down 1.9%, the specialty vehicle market declined 12.5%, and distribution decreased 15.8%.  These declines are primarily a result of the continued weakness in the aerial lift industry caused by the slowdown in the North American economy along with inventory reductions taking place within some of the smaller industries served by distribution.

The following table sets forth the Company’s net sales by market, in millions of dollars and as a percentage of total net sales, for the twenty-six weeks ended June 30, 2002 and July 1, 2001:

	June 30, 2002	% of Total	July 1, 2001	% of Total
Agriculture	$96.1	18.9	$86.0	17.8
Construction	72.0	14.2	67.6	14.0
Turf Care	103.6	20.4	93.9	8.9
Road-building	45.7	9.0	42.8	19.5
Specialty	84.5	16.7	72.6	15.0
Distribution and aftermarket	105.3	20.8	119.8	24.8

Total	$507.2	100.0	$482.7	100.0

Gross Profit - Gross profit for the first half of 2002 of $127.1 million was 25.1% of net sales, compared to 24.4% of net sales for the first half of 2001.  The higher gross profit percentage in relation to sales reflects the higher absorption of fixed overhead costs in the Company’s plants generated primarily during the second quarter of 2002 compared to an ongoing decline throughout the first half of 2001.  As mentioned above, the volume of activity running through the Company’s plants has been increasing as we move through 2002, especially in North America, coupled with the focus to reduce fixed costs.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first half 2002 of $64.8 million increased by $4.8 million, or 8.0% from first half 2002 expenses of $60.0 million.  The increase reflects the impact of acquisitions not in place during 2001 as mentioned above, offset by no longer amortizing goodwill and other intangibles from acquisitions amounting to $1.4 million in 2001.

Research and development expenses - Research and development expenses for the first half 2002 of $19.0 million decreased by $0.8 million, or 4.0% from first half 2001 expenses of $19.8 million, reflecting the Company’s focus to reduce fixed overhead costs.

Nonoperating expenses, net - Net nonoperating expenses for first half 2002 of $10.1 million increased by $4.6 million from first half 2001 net expenses of $5.5 million.  Net interest expense for first half 2002 of $8.7 million decreased by $0.1 million from the first half 2001 net expense of $8.8 million, reflecting lower overall borrowing rates during 2002 offset partially by higher overall borrowings associated with acquisitions.  Other expense, net, for first half 2002 increased by $4.7 million from first half 2001 relating primarily to currency exchange gains in 2001 mentioned above along with a decrease in royalty income from the Company’s Japanese licensee of $0.5 million.

Provision for income taxes - Provision for income taxes for first half 2002 of $9.0 million decreased by $1.5 million from first half 2001 provision for income taxes of $10.5 million.  The decrease results from the decrease in income before income taxes of $1.0 million coupled with a reduction in the effective tax rate from 39.0% in 2001 to 34.9% in 2002.  See discussion above for a description of the decline in the effective rate.

Net income - Net income for the first half of 2002 of $16.8 million increased by $0.4 million, or 2.4% from first half 2001 net income of $16.4 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first half 2002 of $53.0 million increased by $17.7 million from the first half of 2001 of $35.3 million.  The increase in operating cash flow has resulted primarily from better working capital management.

Net borrowings under short and long-term credit facilities for the first half of 2002 were $10.7 million compared to the first half of 2001 net borrowings of $40.9 million.  Net borrowings period over period are lower in 2002 than in 2001 primarily due to higher levels of acquisition activities in 2001 compared to 2002.  In addition, the higher cash flow being generated from operating activities in 2002 has allowed the Company to fund investing activities using primarily operating cash flows as set forth below.  Further information regarding all of the Company’s future commitments under contractual obligations is set forth in the Company’s most recent annual report filed on Form 10-K.  Other than the net borrowings discussed above, there has been no material change in this information.

The cash provided by operating activities of $53.0 million, along with net borrowings of $10.7 million have funded 2002 capital expenditures of $14.1 million, acquisitions of $22.3 million, dividends of $6.6 million and distributions to minority interest partners of $6.6 million.

Capital expenditures for the first half of 2002 of $14.1 million decreased by $18.5 million from the first half 2001 capital expenditures of $32.6 million due to the Company’s emphasis on reducing cash outlays on capital expenditures and due to the fact that the Company currently has adequate capacity in place to handle current sales levels in 2002.  The Company continues to expect that capital expenditures for 2002 will be substantially lower than in 2001 due to the economic slowdown and due to the fact that the Company had been adding capacity in recent years for market share growth.  The higher level of capital expenditures in prior years is now in place to support the Company’s future growth plans.  Additional capital expenditures will be made after considering current economic conditions, the pace of on-going product development, and the need for production efficiencies.  The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities.  As of June 30, 2002, the Company had approximately $23.0 million available under its various credit facilities along with the available cash balance of $27.8 million.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for at least the next twelve months.

Dividend Restrictions

The Company’s ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants in the U.S. Revolving Credit Facility, Danish Revolving Credit Facility and German credit agreements, which limit the amount of dividends the U.S operating company, Danish operating company and German operating company can distribute to the Company.  At June 30, 2002, the U.S. operating company which was previously restricted under the U.S. Revolving Credit Facility from paying dividends to the Company, could now fund up to $8.4 million in dividends.  The German operating company and Danish operating company were not restricted from paying dividends to the Company as of June 30, 2002.  Further information disclosing these agreements and their restrictions is set forth in the Company’s most recent annual report filed on Form 10-K.  There has been no material change in this information.

Other Matters

The Company’s Critical Accounting Policies – In preparing its most recent annual report on Form 10-K, the Company disclosed what it feels are its most critical accounting policies due to the type of industry in which it operates and the manufacturing nature of its business.  The Company has made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in its most recent annual report on Form 10-K.

New Accounting Principles – Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill is evaluated at least annually for impairment.  The Statement requires that the Company identify its reporting units and then measure the amount of impairment, if any, based on a comparison of the fair value of a reporting unit to its carrying value.

In connection with the adoption of SFAS No. 142, the Company has completed the initial impairment analysis of goodwill as of January 1, 2002.  The results of this evaluation indicate that goodwill related to reporting units within the Work Function and Controls segments could be impaired.

The Company is proceeding with the final phase of the evaluation to determine the amount of impairment by December 31, 2002.  Any adjustment will be a non-cash charge booked as a 2002 cumulative effect of change in accounting principle for the write-off of goodwill.

Acquisitions – During the first quarter of 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A., for approximately $6.0 million.  Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16.0 million in annual sales.  The Company owns 45% of Comatrol as a minority interest partner and does not consolidate the financial results.

During the second quarter of 2002, the Company acquired the assets of the low voltage motor business of Thrige Electric.  The acquisition was an all cash transaction of approximately $16 million and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany.  Thrige Electric is engaged in the production of low voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market.  Thrige Electric has approximately 450 employees and annual sales of approximately $50 million.

Outlook – The improved results of the second quarter are very encouraging as the Company looks out to the remainder of 2002.  Sales, orders and backlogs were all very strong in the second quarter and are the first positive signs the Company has experienced in over a year.  North America appears to be leading the economic recovery with the European markets lagging behind, but there are also signs of some recovery beginning to occur there as well.  On the other hand, the Company continues to receive mixed signals from the market place, as orders do not show consistent signs of strengthening.  Based on the current market conditions and the Company’s performance through the first half of 2002, the Company feels that net income will be in the range of $0.40 to $0.55 per share for the full year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  During the second quarter 2002, the U.S. operations of the Company borrowed 31.4 million Euros under a loan with a Danish bank.  The loan matures on January 14, 2005.  The Company has foreign currency exposure with respect to this loan because it must be translated into the Company’s functional currency, the U.S. dollar, with any changes in its value recorded as a foreign currency transaction gain or loss.  To hedge its foreign currency exposure with respect to this loan, the Company has (a) entered into a forward contract to January 14, 2005 for 11.4 million Euros and (b) made an intercompany loan to a European subsidiary in the amount of 20 million Euros.  Through June 30, 2002 the Company has recognized a $0.9 million gain under the forward contract, which has been effective when compared to the loan foreign currency loss.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 1, 2002, at which stockholders re-elected ten directors and ratified the appointment of KPMG LLP as the Company’s independent auditors for 2002.  Results of the voting in connection with each issue were as follows:

Voting on Directors:	For	Withheld	Total
Ole Steen Andersen	44,306,336	105,676	44,412,012
Jorgen M. Clausen	43,210,177	1,201,835	44,412,012
Nicola Keim	44,307,836	104,176	44,412,012
Johannes F. Kirchhoff	44,329,536	82,476	44,412,012
Hans Kirk	44,306,336	105,676	44,412,012
F. Joseph Loughrey	44,329,536	82,476	44,412,012
Klaus H. Murmann	43,209,068	1,202,944	44,412,012
Sven Murmann	44,307,836	104,176	44,412,012
David L. Pfeifle	44,310,336	101,676	44,412,012
Richard M. Schilling	44,333,536	78,476	44,412,012

Ratification of Independent Auditors:
For	44,256,122
Against	141,872
Abstain	14,018
Total	44,412,012

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

10.1(j)	The Amendment to Employment Agreement, effective January 1, 2002, relating to the Employment Contract referred to in 10.1(h) above with Klaus Murmann is attached hereto.
10.1(k)	The Employment Contract with David L. Pfeifle is attached as Exhibit 10.1(x) to the Company’s Form 10-Q filed on May 18, 2000 and is incorporated herein by reference.
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

10.1(q)

The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees’ Savings and Retirement Plan referred to in Exhibit 10.1(p) above, is attached as Exhibit 10.1(aj) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(r)

The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(q) above, is attached as Exhibit 10.1(s) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

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

10.1(ad)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ac) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ae)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ac) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001 and is incorporated herein by reference.

10.1(af)

The Indenture of Lease agreement for the Company’s Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

10.1(ag)

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

10.1(ai)

Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(am) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(aj)

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

10.1(al)

The Lease Agreement for the Company’s leased facility in Ames, Iowa, effective April 1, 2002 is attached as Exhibit 10.1(am) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

10.1(am)

The Office Lease for the Company’s Chicago, Illinois, Executive Office effective June 1, 2002 is attached as Exhibit 10.1(an) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

10.1(an)

The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan restated as of January 1, 2002, is attached as Exhibit 10.1(ao) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

10.1(ao)

The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan restated as of January 1, 2002, is attached as Exhibit 10.1(ap) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

99.1	Letter of Certification of Periodic Financial Reports by the Chief Executive Officer as of June 30, 2002, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto.
99.2	Letter of Certification of Periodic Financial Reports by the Chief Financial Officer as of June 30, 2002, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto.

(b)         Reports on Form 8-K

1.               On May 3, 2002 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases.  The first press release dated May 1, 2002 announced that David J. Anderson had succeeded David L. Pfeifle as President and CEO of the Company.  The second press release dated May 1, 2002 announced the Company’s second quarter dividend.

2.               On July 26, 2002 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated July 24, 2002 announcing the Company’s second quarter 2002 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By /s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President-Finance and Chief Accounting Officer Sauer-Danfoss Inc.

August 14, 2002