Form 10-Q
period 2002-09-29
SAUER DANFOSS INC
filed 2002-11-14
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-48299

SAUER-DANFOSS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Parkway Drive, Suite 270, Lincolnshire, Illinois	60069
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	(515) 239-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

As of November 13, 2002, 47,418,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net Sales	$223,920	$183,474	$731,085	$666,217

Costs and Expenses:
Cost of sales	176,337	149,056	556,368	513,962
Selling, general and administrative	33,210	27,809	98,058	88,234
Research and development	9,522	9,148	28,558	28,916

Total costs and expenses	219,069	186,013	682,984	631,112

Operating income (loss)	4,851	(2,539)	48,101	35,105

Nonoperating Income (Expenses):
Interest expense, net	(4,361)	(4,395)	(13,047)	(13,156)
Other, net	(13)	(3,204)	(1,443)	467

Nonoperating expenses, net	(4,374)	(7,599)	(14,490)	(12,689)

Income (Loss) Before Income Taxes and Minority Interest	477	(10,138)	33,611	22,416

Minority Interest in Income of Consolidated Companies	(1,681)	(1,143)	(9,208)	(6,777)

Equity in Net Earnings of Affiliates	337	—	602	—

Income (Loss) Before Income Taxes	(867)	(11,281)	25,005	15,639

Provision (Benefit) for Income Taxes	(348)	(3,618)	8,680	6,881

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(519)	(7,663)	16,325	8,758
Cumulative effect of change in accounting principle	—	—	(695)	—
Net income (loss)	$(519)	$(7,663)	$15,630	$8,758

Basic and diluted net income (loss) per common share, before cumulative effect of change in accounting principle	$(0.01)	$(0.16)	$0.34	$0.19
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Basic and diluted net income (loss) per common share	$(0.01)	$(0.16)	$0.33	$0.19

Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

Pro Forma Results Excluding Goodwill Amortization

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Reported net income (loss)	$(519)	$(7,663)	$15,630	$8,758
Add back goodwill amortization	—	708	—	2,124
Adjusted net income (loss)	$(519)	$(6,955)	$15,630	$10,882

Net income (loss) per common share:
Reported basic and diluted net income (loss) per common share	$(0.01)	$(0.16)	$0.34	$0.19
Add back goodwill amortization	—	0.01	—	0.03
Adjusted basic and diluted net income (loss) per common share	$(0.01)	$(0.15)	$0.34	$0.22

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	September 29, 2002	December 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$9,549	$14,324
Accounts receivable, less allowances	158,613	134,586
Inventories	144,059	141,652
Other current assets	19,488	23,066
Total current assets	331,709	313,628

Property, Plant and Equipment, net	416,284	423,195

Other Assets:
Goodwill, net	102,269	88,907
Other intangible assets, net	28,580	38,433
Investments in unconsolidated affiliates	9,353	1,391
Deferred income taxes	13,013	11,639
Other	8,994	7,788
Total other assets	162,209	148,158
	$910,202	$884,981

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$37,632	$53,046
Long-term debt due within one year	3,797	9,727
Accounts payable	60,345	57,096
Accrued salaries and wages	23,927	18,212
Accrued warranty	12,496	8,472
Other accrued liabilities	33,994	23,293
Total current liabilities	172,191	169,846

Long-Term Debt	244,075	236,026

Other Liabilities:
Long-term pension liability	35,675	31,608
Postretirement benefits other than pensions	16,516	16,337
Deferred income taxes	42,826	42,991
Other	12,641	15,408
Total other liabilities	107,658	106,344

Minority Interest in Net Assets of Consolidated Companies	24,980	25,581

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2002 and 2001; issued and outstanding 47,419 in 2002 and 47,411 in 2001;	474	474
Additional paid-in capital	313,760	313,662
Retained earnings	54,476	48,803
Accumulated other comprehensive loss	(7,270)	(15,663)
Unamortized restricted stock compensation	(142)	(92)
Total stockholders’ equity	361,298	347,184
	$910,202	$884,981

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

For the Thirty-Nine Week Period Ended September 29, 2002

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock Compensation	Total

Beginning Balance	47,411	$474	$313,662	$48,803	$(15,663)	$(92)	$347,184

Period Ended September 29, 2002 (Unaudited):
Comprehensive income:
Net income	—	—	—	15,630	—	—	—
Translation adjustment	—	—	—	—	8,393	—	—
Total comprehensive income	—	—	—	—	—	—	24,023
Restricted stock grant	8	—	98	—	—	(98)	—
Restricted stock compensation	—	—	—	—	—	48	48
Cash dividends, ($.21 per share)	—	—	—	(9,957)	—	—	(9,957)

Ending balance	47,419	$474	$313,760	$54,476	$(7,270)	$(142)	$361,298

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 29, 2002	September 30, 2001
Cash Flows From Operating Activities:
Net income	$15,630	$8,758
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	695	—
Depreciation and amortization	53,401	44,553
Minority interest in income of consolidated companies	9,208	6,777
Equity in net earnings of affiliates	(602)	—
(Increase) decrease in working capital, excluding effects of acquisitions:
Accounts receivable, net	(3,594)	1,107
Inventories	11,101	13,845
Accounts payable	(5,252)	(17,904)
Accrued liabilities	8,012	(20,736)
Other	1,130	15,867
Net cash provided by operating activities	89,729	52,267

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(22,981)	(43,703)
Proceeds from sales of property, plant and equipment	848	—
Payments for acquisitions, net of cash acquired	(22,312)	(41,547)
Net cash used in investing activities	(44,445)	(85,250)

Cash Flows From Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(20,078)	7,707
Net borrowings (repayments) of long-term debt	(10,092)	45,850
Cash dividends	(9,957)	(9,953)
Net borrowings to minority interest partner	—	(6,400)
Distributions to minority interest partners	(8,825)	(12,680)

Net cash (used in) provided by financing activities	(48,952)	24,524

Effect of Exchange Rate Changes	(1,107)	2,657

Cash and Cash Equivalents:
Net decrease during the period	(4,775)	(5,802)
Beginning balance	14,324	24,754

Ending balance	$9,549	$18,952

Supplemental Cash Flow Disclosures:
Interest paid	$7,335	$9,292
Income taxes paid	$5,915	$3,222

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

Sauer-Danfoss Inc. and Subsidiaries

Condensed Notes To Consolidated Financial Statements

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

Certain information and disclosures normally included in the consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates, but management believes that such differences will be immaterial.

In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 29, 2002 and December 31, 2001, and results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2002 and September 30, 2001, and cash flows for the thirty-nine weeks ended September 29, 2002 and September 30, 2001.   These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

2)                                     Business Combinations –

During the first quarter 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A.  Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16,000 in annual sales.  The Company, which paid approximately $6,000, owns 45% of Comatrol as a minority interest partner and has recorded its share of Comatrol’s earnings using the equity method since the date of acquisition.  The Company has the option to acquire additional ownership interest in Comatrol in two phases in the future, but is not required to do so.  The first option period runs from March 1, 2003 through March 31, 2003 whereby the Company could acquire an additional 40% of Comatrol’s total capital, at which time the Company would then consolidate the results of Comatrol.  The second option period runs from April 1, 2004 through April 30, 2004 and allows for the Company to acquire the remaining 15% of Comatrol, contingent on exercising the first option described above.

During the second quarter 2002, the Company acquired the assets of the low voltage motor business of Thrige Electric.  The acquisition was an all cash transaction of approximately $16,000 and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany.  Thrige Electric is engaged in the production of low voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market.  Thrige Electric has approximately 450 employees and annual sales of approximately $50,000.  The Company owns 100% of the Thrige Electric operations and has consolidated the financial results of this business since the date of acquisition.  The transaction resulted in approximately $7,000 of goodwill being recognized.  The Company is completing its allocation of the purchase price to the assets and liabilities acquired and expects to complete this by December 31, 2002.

3)                                     New Accounting Principles –

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands the financial disclosures concerning business combinations consummated after June 30, 2001.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting level using a two-step impairment test.

Effective January 1, 2002 the Company adopted SFAS No. 142.  SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the company to perform an assessment of whether there is an indication that goodwill is impaired.  To the extent that an indication of impairment exists, the company must perform a second test to measure the amount of the impairment.

In connection with the adoption of SFAS No. 142, the Company has performed an evaluation of goodwill as of January 1, 2002.  The results of this evaluation indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired.  The performance of this reporting unit has not met management’s original expectations, primarily due to economic factors and the competitive nature of this commodity-type product.  The Company measured the amount of impairment based on a comparison of the fair value to its carrying value.  Fair value was determined using a discounted cash flow and cost methodology.  The company retained the services of a third party appraisal firm in determining the fair value of the open circuit reporting unit.  Accordingly, the Company recognized a $700 non-cash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit.  The Company expects the performance of the open circuit business will improve over the next few years as a result of product rationalization and the moving of manufacturing into lower cost countries.  The Company remains committed to this business.

The changes in the carrying amount of goodwill for the thirty-nine week period ended September 29, 2002 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance as of January 1, 2002	$28,485	$17,718	$42,704	$88,907
Reclass of established workforce	2,725	1,609	1,757	6,091
Goodwill acquired during period	—	—	7,051	7,051
Impairment losses	—	(695)	—	(695)
Translation adjustment	371	297	247	915
Balance as of September 29, 2002	$31,581	$18,929	$51,759	$102,269

4)            Reclassifications -

Certain previously reported amounts have been reclassified to conform to the current period presentation.

5)            Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense attributed to future services not yet recognized, to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and thirty-nine week periods ending September 29, 2002, and September 30, 2001:

	September 29, 2002			September 30, 2001
	Net Income	Shares	EPS	Net Income	Shares	EPS
Thirteen Weeks:
Basic net income	$(519)	47,395	$(0.01)	$(7,663)	47,395	$(0.16)
Effect of dilutive securities- Restricted stock	—	—	—	—	3	—
Diluted net income	$(519)	47,395	$(0.01)	$(7,663)	47,398	$(0.16)

Thirty-Nine Weeks:
Basic net income	$15,630	47,395	$0.33	$8,758	46,836	$0.19
Effect of dilutive securities- Restricted stock	—	9	—	—	3	—
Diluted net income	$15,630	47,404	$0.33	$8,758	46,839	$0.19

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

The following table presents the significant items by operating segment for the results of operations for each of the thirteen and thirty-nine week periods ending September 29, 2002 and September 30, 2001, and balance sheet data as of September 29, 2002 and September 30, 2001, respectively:

Thirteen Weeks Ended:

	Propel	Work Function	Controls	Other	Total
September 29, 2002
Trade sales	$92,763	$75,632	$55,525	$—	$223,920
Segment income (loss)	8,164	3,246	(940)	(5,632)	4,838
Depreciation expense	7,432	4,839	2,837	2,444	17,552
Capital expenditures	2,043	2,825	2,128	1,865	8,861

September 30, 2001
Trade sales	$80,342	$60,377	$42,755	$—	$183,474
Segment income (loss)	1,662	(3,494)	1,933	(5,844)	(5,743)
Depreciation expense	4,712	4,749	2,152	99	11,712
Capital expenditures	1,654	5,282	4,678	(557)	11,057

Thirty-Nine Weeks Ended:

	Propel	Work Function	Controls	Other	Total
September 29, 2002
Trade sales	$342,673	$225,748	$162,664	$—	$731,085
Segment income (loss)	39,825	18,007	5,587	(17,456)	45,963
Depreciation expense	23,015	13,678	7,789	6,105	50,587
Capital expenditures	6,574	9,108	4,816	2,483	22,981
Total assets	339,794	246,282	170,612	153,514	910,202

September 30, 2001
Trade sales	$316,232	$203,561	$146,424	$—	$666,217
Segment income (loss)	27,267	10,764	9,634	(12,093)	35,572
Depreciation expense	19,275	12,180	5,906	1,981	39,343
Capital expenditures	17,007	16,587	9,317	792	43,703
Total assets	356,163	252,122	144,237	137,242	889,764

Segment income (loss) is defined as the respective segment’s portion of the total Company’s net income, excluding net interest, income taxes, minority interest, and equity in net earnings of affiliates.

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales(1)				Long-Lived Assets(2)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		September 29,	September 30,
	2002	2001	2002	2001	2002	2001
United States	$87,327	$81,856	$328,664	$326,831	$215,649	$247,935
Germany	21,704	16,327	65,716	60,551	57,341	48,481
Italy	15,900	12,383	51,120	44,678	9,063	8,266
France	11,014	9,981	34,014	34,427	299	266
United Kingdom	12,404	10,355	36,565	33,274	24,537	25,586
Japan	9,873	1,758	25,885	5,216	380	—
Denmark(3)	4,317	3,510	11,993	11,135	157,521	177,490
Slovakia(3)	247	206	772	842	38,348	35,862
Other countries	61,134	47,098	176,356	149,263	52,989	24,728

Total	$223,920	$183,474	$731,085	$666,217	$556,127	$568,614

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Sauer-Danfoss Inc. and Subsidiaries (the “Company”)

Safe Harbor Statement - This quarterly report may contain certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Other reports filed with the Securities and Exchange Commission, materials delivered to stockholders and press releases as well as oral statements made from time to time by the Company may contain forward-looking statements.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as "anticipates," "in the opinion," "believes," "intends," "expects," "may," "will," "should," "could," "plans," "forecasts," "estimates," "predicts," "projects," "potential," "continue," and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as those set forth elsewhere in this report.  These factors include the fact that the economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, have recently been in a state of uncertainty making it difficult to determine if past experience is a good guide to the future.  There is a growing concern that the earlier economic recovery the Company was experiencing in prior quarters may be receding.  A downturn in the Company's business segments could adversely affect the Company's revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following: global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the ability of the Company to win new programs and maintain existing programs with its OEM customers; business relationships with major customers and suppliers; energy prices; future levels of indebtedness and capital spending; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets; claims, including, without limitation, warranty claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials and product pricing; labor relations; the Company's execution of internal performance plans; the Company's ability to attract and retain key technical and other personnel; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the cyclical nature of some of the Company's businesses; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; the continued operation and viability of the Company's major customers; the failure of customers to make timely payment; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; and the effect of acquisitions or changes in accounting standards.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

Thirteen Weeks Ended September 29, 2002 Compared to Thirteen Weeks Ended September 30, 2001

Net sales - Net sales for third quarter 2002 of $223.9 million increased by $40.4 million, or 22.0% from third quarter 2001 net sales of $183.5 million.  Excluding the impact of currency exchange fluctuations and acquisitions, net sales increased by 7.0% (i.e. net sales of businesses outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed in the corresponding period in 2001).  Excluding 2002 acquisitions and impact of currency exchange fluctuations, sales into the markets the Company serves strengthened during the third quarter of 2002 with sales to distributors and Original Equipment Manufacturers (OEM’s) both up by 8.6% and 6.8%, respectively, over the third quarter of 2001.  However, within the OEM area, the specialty market was down 3.6% from third quarter 2001.  The primary driver in this market is North America, where specialty vehicle sales were down almost 17% from the third quarter of 2001.  Customers in the aerial lift platform business continue to experience a very depressed market.  In addition, the crane and lift truck manufacturers are also seeing reduced business levels in this market.  Within OEM, turf care sales were up 15.1% reflecting the increased use of hydrostatic transmissions in the consumer market and a significant new program win.  Sales into the road-building market were up 12.5%, construction increased 7.9%, and agriculture was up 6.8% from third quarter 2001.

The following table sets forth the Company’s net sales by market, excluding the impact of currency exchange fluctuations and acquisitions, in millions of dollars and as a percentage of total net sales, for the thirteen weeks ended September 29, 2002 and September 30, 2001:

	September 29, 2002	% of Total	September 30, 2001	% of Total
Agriculture	$38,506	19.6	$36,061	19.7
Construction	30,375	15.4	28,142	15.3
Turf Care	28,370	14.4	24,647	13.4
Road-building	17,403	8.9	15,466	8.4
Specialty	30,715	15.6	31,852	17.4
Distribution and aftermarket	51,375	26.1	47,306	25.8

Total	$196,744	100.0	$183,474	100.0

Gross Profit – Gross profit for third quarter 2002 of $47.6 million was 21.3% of net sales, compared to 18.7% of net sales for third quarter 2001.  The lower gross profit percentage in 2001 was driven by a one-time, non-recurring, pre-tax charge of $8.3 million related to the closing of a plant.  Excluding this one-time, non-recurring charge in 2001, the gross profit percentage would have been approximately 23% of sales.  In the third quarter of 2002, the Company recognized $1.8 million of warranty expense related to two claims from customers.  Of this total, $0.8 million relates to the Work Function segment and was caused by a combination of design-related issues and manufacturing issues.  The second warranty claim of $1.0 million relates to the Controls segment and was caused by a design flaw.  While volumes of activity running through the Company’s plants have improved from a year ago, the Company is historically impacted by lower cost absorption in the third quarter due to normal seasonality and heavy vacation periods, particularly in Europe.  There is also a growing concern that the earlier economic recovery the Company was experiencing in prior quarters may be receding.  The Company continues to work to reduce its fixed costs in light of this slowdown.  On a comparable basis with 2001, excluding the impact of currency exchange fluctuations and acquisitions, the Company reduced fixed production costs in the third quarter by $2.1 million from the levels of the third quarter 2001.

Selling, general and administrative expenses - Selling, general and administrative expenses for third quarter 2002 of $33.2 million increased by $5.4 million, or 19.4% from third quarter 2001 expenses of $27.8 million.  The primary cause for the increase is due to acquisitions and other business ventures that were not included in the third quarter of 2001, along with the impact of currency exchange fluctuations.  In addition, the 2002 amounts do not include $0.7 million of goodwill and other intangibles amortization in accordance with Statement of Financial Accounting Standards No. 142.  Excluding the impact of currency fluctuations, acquisitions and goodwill amortization, total selling, general and administrative expenses were up $2.4 million or 8.6% from third quarter 2001.

Research and development expenses - Research and development expenses for third quarter 2002 of $9.5 million increased $0.4 million or 4.4% from third quarter 2001 expenses of $9.1 million.  The increase has been driven solely by acquisitions that were not in place as of this time last year and currency exchange fluctuations.  Excluding these items, research and development expenses were $0.8 million below the prior year levels.  While the Company remains committed to developing new products and technologies, attention is also being placed on controlling costs in this area while working to share its engineering competencies across the various business units in order to enhance the systems capabilities of its product lines.

Nonoperating expenses, net - Net nonoperating expense for third quarter 2002 of $4.4 million decreased by $3.2 million from third quarter 2001 net expenses of $7.6 million.  Net interest expense for third quarter 2002 of $4.4 million remained level with the third quarter 2001 net expense of $4.4 million.  Other expense, net, for third quarter 2002 decreased by $3.2 million from third quarter 2001 due primarily to not experiencing the currency exchange losses in 2002 that were recognized in 2001.

Provision for income taxes – The income tax benefit recognized for third quarter 2002 was $0.3 million compared to the income tax benefit recognized from third quarter 2001 of $3.6 million.  The decrease in benefit recognized comes from the decrease in loss before income taxes of $10.4 million offset by a slightly higher effective tax rate of 40.1% compared to 32.1% in 2001.  The higher effective tax rate stems from the mix of earnings among the countries in which the Company operates coupled with the reduced goodwill and other intangibles amortization mentioned above which was not tax benefited in 2001.

Net income - Net loss for third quarter 2002 of $0.5 million decreased 93.5% from third quarter 2001 net loss of $7.7 million.  The third quarter 2002 net loss was driven primarily by the warranty costs, as discussed above, along with the normal seasonality and the slowing economic conditions as described earlier.

Thirty-Nine Weeks Ended September 29, 2002 Compared to Thirty-Nine Weeks Ended September 30, 2001

Net sales - Sales for the first nine months of 2002 were $731.1 million, an increase of 9.7% over the same period of 2001.  In comparison, excluding the impact of both currencies and acquisitions, sales were up approximately 1% from the first nine months of 2001.   Sales were mixed in the various markets the Company serves with turf care up 12.0%, road-building up 6.8% and agriculture being up 2.8% over the same period of 2001.  On the other hand, the specialty vehicle market declined 5.6%, construction was down 5.0% and distribution decreased 1.1%.  The declines were primarily a result of the continued weakness in the aerial lift industry caused by the slowdown in the North American economy, continued weakness in the construction market, and inventory reductions taking place within some of the smaller industries served by distribution.

The following table sets forth the Company’s net sales by market, excluding the impact of currency exchange fluctuations and acquisitions, in millions of dollars and as a percentage of total net sales, for the thirty-nine weeks ended September 29, 2002 and September 30, 2001:

	September 29, 2002	% of Total	September 30, 2001	% of Total
Agriculture	$125,812	18.6	$122,365	18.4
Construction	99,851	14.8	105,121	15.8
Turf Care	133,574	19.8	119,258	17.9
Road-building	59,994	8.9	56,160	8.4
Specialty	104,242	15.5	110,461	16.6
Distribution and aftermarket	151,138	22.4	152,852	22.9

Total	$674,611	100.0	$666,217	100.0

Gross Profit – Gross profit for the first nine months of 2002 of $174.7 million was 23.9% of net sales, compared to 22.9% of net sales for the first nine months of 2001.  As mentioned earlier, 2001 was impacted by one-time plant closing costs of $8.3 million, while 2002 was impacted by $1.8 million of additional warranty costs as described above.  Excluding both of these items, gross profit as a percentage of sales was level with the prior year.  The Company has continued its focus on reducing fixed costs within the production areas.  Excluding the impact of both currency exchange fluctuations and acquisitions, fixed production costs were $10.0 million below the level of the first nine months of 2001.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first nine months of 2002 of $98.1 million increased by $9.9 million, or 11.2% from the first nine months of 2001 expenses of $88.2 million.  The increase reflects the impact of acquisitions not in place during 2001 as mentioned above, offset by no longer amortizing goodwill and other indefinite lived intangibles from acquisitions amounting to $2.1 million in 2001.

Research and development expenses - Research and development expenses for the first nine months of 2002 of $28.6 million decreased by $0.3 million, or 1.0% from the first nine months of 2001 expenses of $28.9 million, reflecting the Company’s focus to reduce fixed overhead costs.

Nonoperating expenses, net - Net nonoperating expenses for the first nine months 2002 of $14.5 million increased by $1.8 million from the first nine months of 2001 net expenses of $12.7 million.  Net interest expense for the first nine months of 2002 of $13.0 million decreased by $0.2 million from the first nine months of 2001 net expense of $13.2 million, reflecting lower overall interest rates during 2002 offset partially by higher overall borrowings associated with acquisitions.  Other expense, net, for the first nine months of 2002 increased by $1.9 million from the first nine months of 2001 relating primarily to currency exchange gains in the first nine months of 2001 along with a decrease in royalty income from the Company’s Japanese licensee of $0.7 million.

Provision for income taxes - Provision for income taxes for the first nine months of 2002 of $8.7 million increased by $1.8 million from the first nine months of 2001 provision for income taxes of $6.9 million.  The increase results from the increase in income before income taxes of $9.4 million offset by a reduction in the effective tax rate from 44.2% in 2001 to 34.8% in 2002.  The change in the effective tax rate stems primarily from the mix of earnings among the countries in which the Company operates coupled with the reduced goodwill and other indefinite lived intangibles amortization mentioned earlier.

Net income - Net income for the first nine months of 2002 of $15.6 million increased by $6.8 million, or 77.3% from the first nine months of 2001 net income of $8.8 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.

Net cash provided by operating activities for the first nine months of 2002 of $89.7 million increased by $37.4 million from the first nine months of 2001 of $52.3 million.  The increase in operating cash flow has resulted primarily from better working capital management.  In 2001 the Company had paid down a much higher level of current liabilities and payables, whereas in 2002, these payments have been better matched with the collection of customer receivables.  In addition, the Company continues to focus on reducing inventory which has contributed $11.1 million of operating cash flow.

Net repayments under short and long-term credit facilities for the first nine months of 2002 were $30.2 million compared to the first nine months of 2001 net borrowings of $53.6 million.  The 2001 net borrowings reflect the impact of acquisitions while the strong cash flow from operating activities in 2002, coupled with reduced capital spending has resulted in debt being reduced by $30.2 million.  In addition, the higher cash flow being generated from operating activities in 2002 has allowed the Company to fund investing activities using solely operating cash flows as set forth below.  Further information regarding all of the Company’s future commitments under contractual obligations are set forth in the Company’s most recent annual report filed on Form 10-K.  Other than the net borrowings discussed above, and the items discussed under Item 3 below, there have been no material changes in this information.

The cash provided by operating activities of $89.7 million have funded 2002 capital expenditures of $23.0 million, acquisitions of $22.3 million, dividends of $10.0 million and distributions to minority interest partners of $8.8 million.

Capital expenditures for the first nine months of 2002 of $23.0 million decreased by $20.7 million from the first nine months of 2001 capital expenditures of $43.7 million.  This demonstrates the Company’s emphasis on reducing cash outlays on capital expenditures to sustaining levels in response to the uncertain markets and economic times and due to the fact that the Company currently has adequate capacity in place to handle current sales volumes in most areas.  The Company continues to expect that capital expenditures for 2002 will be substantially lower than in 2001 due to the economic slowdown and the fact that the Company had been adding capacity in recent years for market share growth.  The Company plans to continue to fund its capital expenditures from internally generated funds and, if necessary, increased borrowings under its credit facilities.  As of September 29, 2002, the Company had approximately $67.1 million available under its various credit facilities along with the available cash balance of $9.5 million.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for at least the next twelve months.

Dividend Restrictions

The Company’s ability to pay dividends not to its stockholders is effectively limited by certain restrictive covenants in the U.S. Revolving Credit Facility, Danish Revolving Credit Facility and German credit agreements, which limit the amount of dividends the U.S operating company, Danish operating company and German operating company can distribute to the Company.  At September 29, 2002, the U.S. operating company was no longer restricted under the U.S. Revolving Credit Facility from paying dividends to the Company.  At September 29, 2002, the U.S. operating company had the ability to distribute up to $5.7 million in dividends to the Company.  The German operating company and Danish operating company were not restricted from paying dividends to the Company as of September 29, 2002.  Further information disclosing these agreements and their restrictions is set forth in the Company’s most recent annual report filed on Form 10-K.  There has been no material change in this information other than as described in this paragraph.

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

Cumulative Effect of Change in Accounting Principle – Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach, under which goodwill is evaluated at least annually for impairment.  The Statement requires that the Company identify its reporting units and then measure the amount of impairment, if any, based on a comparison of the fair value of a reporting unit to its carrying value.

In connection with the adoption of SFAS No. 142, the Company has performed an evaluation of goodwill as of January 1, 2002.  The results of this evaluation indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired.  The performance of this reporting unit has not met management’s original expectations, primarily due to economic factors and the competitive nature of this commodity-type product.  The Company measured the amount of impairment based on a comparison of the fair value to its carrying value.  Fair value was determined using a discounted cash flow and cost methodology.  The company retained the services of a third party appraisal firm in determining the fair value of the open circuit reporting unit.  Accordingly, the Company recognized a $0.7 million non-cash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit.  The Company expects the performance of the open circuit reporting unit will improve over the next few years as a result of product rationalization and the moving of manufacturing into lower cost countries.  The Company remains committed to this business.

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

Outlook – The trend of improving results experienced earlier in the year has slowed through the end of the third quarter.  The Company is less optimistic now as it looks out to the remainder of 2002.  While orders and backlogs continue to be very strong compared to the previous year, many customers are now moving orders out from the near term and are planning temporary production shutdowns.  North America appears to be retreating from its earlier economic recovery and the European markets continue to be slow in making any sort of rebound from the 2001 recession.  Based on the current market conditions and the Company’s performance through the first nine months of 2002, the Company now feels that net income will be lower than earlier anticipated and should be in the range of $0.30 to $0.40 per share for the full year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  During the second quarter 2002, the U.S. operations of the Company borrowed 31.4 million Euros under a loan with a Danish bank.  The loan matures on January 14, 2005.  The Company has foreign currency exposure with respect to this loan because it must be translated into the Company’s functional currency, the U.S. dollar, with any changes in its value recorded as a foreign currency transaction gain or loss.  To hedge its foreign currency exposure with respect to this loan, the Company (a) entered into forward contracts to January 14, 2005 for 15.4 million Euros and (b) made an intercompany loan to a European subsidiary in the amount of 16 million Euros.  Through September 29, 2002 the Company has recognized a $0.9 million gain under the forward contract, which has been effective in offsetting the foreign currency loss on the loan.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation discussed in this Item 4.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended September 29, 2002.

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

10.1(j)

The Amendment to Employment Agreement, effective January 1, 2002, relating to the Employment Contract referred to in 10.1(h) above with Klaus Murmann is attached as Exhibit 10.1(j) to the Company's Form 10-Q filed on August 14, 2002, and is incorporated herein by reference.

10.1(k)	The Amended and Restated Separation Agreement and Release of All Claims entered into as of June 24, 2002 with, Niels Erik Hansen is attached hereto.
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

10.1(q)

The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(p) above, is attached as Exhibit 10.1(s) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

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

10.1(aa)	The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000 and is incorporated herein by reference.
10.1(ab)

The Sauer-Danfoss Employees’ Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.

10.1(ac)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ab) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ad)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ac) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001 and is incorporated herein by reference.

10.1(ae)

The Indenture of Lease agreement for the Company’s Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

10.1(af)

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

10.1(ah)

Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(am) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(ai)

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

10.1(al)

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

(b)   Reports on Form 8-K

1.               On September 13, 2002 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated September 12, 2002 announcing the Company’s third quarter dividend of $0.07 per share.

2.               On October 15, 2002 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated October 14, 2002 announcing that the Company was reducing its earnings guidance for the full year of 2002 and lowering expectations for the third quarter 2002 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President-Finance and Chief Accounting Officer Sauer-Danfoss Inc.

November 13, 2002

CERTIFICATIONS

I, David J. Anderson, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Sauer-Danfoss Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly [annual] report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ David J. Anderson

David J. Anderson
President and Chief Executive Officer

CERTIFICATIONS

I, Karl J. Schmidt, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Sauer-Danfoss Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly [annual] report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ Karl J. Schmidt

Karl J. Schmidt
Executive Vice President and Chief Financial Officer