Form 10-K
period 2002-12-31
SAUER DANFOSS INC
filed 2003-03-12
CIK 865754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
COMMISSION FILE NUMBER: 333-48299

SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3482074 (I.R.S. Employer Identification No.)
250 Parkway Drive, Suite 270, Lincolnshire, Illinois (Address of principal executive offices)	60069 (Zip Code)

(515) 239-6000
(Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share (Title of each class)	New York Stock Exchange Frankfurt (Germany) Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
     None
 (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

        The aggregate market value of the voting stock of the Registrant held by nonaffiliates at February 28, 2003, was $80,869,826. As of February 28, 2003, there were 47,418,768 shares of common stock, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the annual meeting of stockholders to be held June 4, 2003, are incorporated by reference into Parts II and III.

PART I

Item 1.    Business.

  (a)    General Development of Business

        Sauer-Danfoss Inc. (Sauer-Danfoss or the Company), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss and its predecessor organizations, established in 1987, is a global manufacturer of components and integrated hydraulic systems that generate, transmit, and control fluid power in mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, orbital motors, hydrostatic steering units, proportional load-sensing valves, microprocessor controls, electric drives, and electrohydraulics. The Company sells its products to original equipment manufacturers (OEMs) who use Sauer-Danfoss products to provide the hydraulic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the construction, road building, agriculture, turf care, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.

        On April 2, 2002, the Company acquired 100% of the low voltage motor business of Thrige Electric (TE). The acquisition was an all cash transaction of approximately $17.4 million and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany. Thrige Electric is engaged in the production of low voltage motors and integrated pump, steering, or drive units used primarily in mobile machines in the material handling market. Thrige Electric has approximately 450 employees and annual sales of approximately $50.0 million. The Company has consolidated the financial results of this business since the date of acquisition. The transaction resulted in approximately $8.3 million of goodwill being recognized. The Company is completing its allocation of the purchase price to the assets and liabilities acquired, and expects to complete this by March 31, 2003.

        During the first quarter 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A.Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16 million in annual sales. The Company, which paid approximately $8.4 million, owns 45% of Comatrol as a minority interest partner and has recorded its share of Comatrol's earnings using the equity method since the date of acquisition. The Company has the option to acquire additional ownership interest in Comatrol in two phases in the future. The first option period runs from March 1, 2003 through March 31, 2003, whereby the Company could acquire an additional 40% of Comatrol's total capital for approximately $8.5 million, at which time the Company would then consolidate the results of Comatrol. If the Company does not exercise this option by March 31, 2003, the option lapses. The second option period runs from April 1, 2004 through April 30, 2004, and allows for the Company to acquire the remaining 15% of Comatrol for approximately $3.4 million, contingent on exercising the first option described above. Should the Company elect to not exercise either of these two options, the sellers would then have a put option which would run from May 1, 2004 through May 31, 2004, during which time the sellers could require the Company to acquire the remaining outstanding shares of Comatrol for approximately the amounts referred to above in the Company's options, adjusted for provisions as defined in the agreement. Should the sellers not exercise their put option by May 31, 2004, all options would lapse and the Company would not be required to purchase any additional ownership interests in Comatrol.

  (b)    Financial Information about segments

        Beginning in 2002, the Company has changed the way it reports its operating segments to better reflect the changes to the organizational structure of the Company around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Information about the Company's reportable segments defined by product lines is set forth in Note 15 to the Consolidated Financial Statements on pages 58-60 of this report, and is incorporated herein by reference.

  (c)    Description of Business

        Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's product lines is set forth in Note 15 to the Consolidated Financial Statements on page 60, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10% or more of the Company's overall net sales for 2002.

Propel Segment

Hydrostatic Transmissions

        Sauer-Danfoss designs, manufactures, and sells a range of closed circuit axial piston hydrostatic transmissions for both the propulsion and work functions of mobile equipment in the Americas, Europe, and Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment.

Work Function Segment

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

Low Speed High Torque Motors

        The Company designs and manufactures a complete line of geroller and gerotor motors at its Nordborg, Denmark, facilities. These motors are used for both propel and work functions in all served markets.

Steering Units

        Sauer-Danfoss designs, manufactures, and sells hydrostatic steering units to customers throughout the world. These steering units are manufactured in three plants; Nordborg, Denmark, Wroclaw, Poland, and Sturtevant, Wisconsin. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for agriculture tractors, combines, earthmoving equipment, etc.

Controls Segment

Mobile Electronics

        During 2002, the Company completed the acquisition of the low voltage motor business of Thrige Electric (TE), incorporating a new product family called "Electric Drives". This product family, added to the Company's existing electrohydraulics product line, has become what the Company now refers to as Mobile Electronics (ME).

        ME designs, manufactures, and sells electrohydraulic valves and electronic controls, including microprocessor-based controls and electronic sensors through its electrohydraulics operations in the United States and Sweden and also designs electrohydraulic products in Germany, the United Kingdom, Italy, and Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of mobile equipment to control the Company's hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion and work functions by providing standard or custom-designed controls.

        Additionally, Mobile Electronics designs and manufactures both alternating current (AC) and direct current (DC) electric motors, electronic motor controllers, and electrohydraulic power units through its Electric Drives operations in Denmark and Germany.

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

        The Company also designs, manufactures and sells a complete line of cartridge valves and hydraulic integrated circuits (HIC's) in the facilities in Reggio Emilia, Italy, Hillsboro, Oregon and Easley, South Carolina. Aerial lift platforms and road building equipment are very large users of cartridge valves.

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
Industrial lift trucks
Logging equipment
Marine equipment
Mining equipment
Oil field equipment
Railway maintenance
Rough terrain fork lifts
Self-propelled boom aerial lifts
Self-propelled scissor aerial lifts
Snow groomers
Sweepers
Tree shakers
Truck and bus fan drives

General Characteristics

        The Company sells both standard and customized products, with most products being built to order. With respect to some of the most technologically demanding vehicles, such as those used in forestry, construction, and road building, Sauer-Danfoss' engineers work closely with customers from design through manufacture of the final product, a cycle that can take as long as four to six years for a major new machine.

        Sauer-Danfoss operates 27 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. In North America, the Company sells and distributes its products directly to large OEMs and through independent distributors to smaller OEMs. In Europe, South America, and the Asia-Pacific region, the Company sells and distributes its products either directly or through sales subsidiaries located in Australia, Belgium, Brazil, China, Denmark, Finland, France, Germany, Netherlands, India, Italy, Japan, Norway, Poland, Portugal, Singapore, Slovakia, Spain, Sweden, and the United Kingdom.

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

        To ensure worldwide availability of the Company's design of products, the Company has, in the past, licensed its technology to companies in certain countries. Prior to 2001, the Company licensed all its open and closed circuit piston pumps and motor and electrohydraulic valve technology to a subsidiary of Daikin Industries Ltd. in Japan. Effective October 1, 2001, the Company terminated this license and entered into a joint venture agreement with Daikin to jointly manufacture these products for distribution into the Asia-Pacific region. The Company also previously licensed its original hydrostatic transmission technology to Larsen & Toubro Ltd. in India. During 2001, the Company terminated this license agreement in conjunction with its acquisition of Dantal Hydraulics Ltd. As a result, the Company did not recognize any royalty income during 2002. Royalty income generated by these licenses during 2001 and 2000 was approximately $0.9 million and $1.3 million, respectively.

Backlog

        The amount of the Company's backlog is significant because, among other factors, customer orders typically involve long lead times and specific model types. At December 31, 2002, the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2003) was $383 million as compared with $320 million at December 31, 2001. However, orders can be canceled or rescheduled by customers. Thus, the level of orders currently in backlog could decline because of cancellation or rescheduling. Additionally, the level of reported backlog can be impacted by currency translation fluctuations and acquisitions. Excluding the impact of currency and acquisitions, backlog at December 31, 2002 was $352 million. Customers' ordering patterns can also impact the level of reported backlog. For example, the Company's U.S. distributor customers are placing orders with shorter lead times due to the Company's ability to fulfill such orders in a shorter time frame.

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

  Hydrostatic Transmission Market

        The closed circuit hydrostatic transmission market is highly concentrated and intensely competitive. There are a small number of manufacturers of hydrostatic transmissions with which the Company competes worldwide that are not captive suppliers of OEMs. These include Bosch Rexroth AG, Eaton Corporation, and Linde AG. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers.

        The Company competes with a number of smaller companies that typically offer a single, specialized product on a more limited geographic basis as a component of a closed circuit hydrostatic transmission system.

        In terms of global supply of closed circuit hydrostatic transmissions, the Company believes it is the world leader in terms of product range, market share, and geographic coverage. Only Bosch Rexroth AG offers similar geographic coverage.

  Open Circuit Piston Pumps and Gear Pumps and Motors Market

        The open circuit work function market is fragmented with a large number of suppliers of all types of products, including open circuit piston pumps, gear pumps and motors, hydraulic and electrohydraulic valves, electronic sensors and controls, and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth

AG, Parker Hannifin Corporation, and Eaton Corporation, and in Japan, Kayaba and Kawasaki. The supply of standard gear pumps and motors and hydraulic valves is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

  Low Speed High Torque Motor Market

        There are a limited number of competitors who can provide a complete line of low speed, high torque motors (LSHT). Competitors include Eaton Corporation, Bosch Rexroth AG, White Hydraulics, Parker-Hannifin Corporation, and M&S Hydraulics. This market is extremely price-competitive, and is growing, providing Sauer-Danfoss opportunity to develop new products to increase market share.

  Steering Unit Market

        Hydrostatic Steering units are provided to the market from the same competitors as LSHT Motors (above) plus Ognibene. Sauer-Danfoss has the largest European market share and a growing share globally. As steering systems grow and needs expand, Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market. Today, Sauer-Danfoss leads the industry in this direction for steering.

  Mobile Electronics Market

        In the mobile electronics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years, larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The company has closely watched the needs for electric drives grow in the low power market segments. With the Company's addition of alternate current (AC) and direct current (DC) motors and controls the company is now well equipped to serve our customers in these segments with either a hydraulic solution or an electric solution for their propel, work, and steering needs. The Company believes it is well positioned to establish itself as a technology leader in the work function and propel segments, as there is no clearly established technology in this sector that is deemed to be an industry standard.

  Control Valves

        The control valve marketplace is fragmented with a large number of suppliers who are primarily focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of their customers. Competitors who provide partial lines include Eaton Corporation, Hydra-Force, Sterling Hydraulics, Husco, Sun Hydraulics, Integrated Hydraulics, Walvoil, and Oil Control, plus many others. Complete global control valve line competitors are limited to Parker-Hannifin and Bosch Rexroth AG.

Research and Development

        The Company's research and development expenditures during 2002, 2001, and 2000 were approximately $37.8 million, $38.1 million, and $29.9 million, respectively.

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

Employees

        As of December 31, 2002, 2001, and 2000 the Company had 7,207, 6,790, and 6,733 employees, respectively.

Financial Information about Geographic Areas

        Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 15 to the Consolidated Financial Statements on pages 59-60 of this report, and is incorporated herein by reference.

Available Information

        The Company maintains an Internet Website and the address of that site is http://www.sauer-danfoss.com. Commencing with the filing of this Form 10-K, the Company will make available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties.

        Sauer-Danfoss Inc. conducts its manufacturing operations at 27 locations; ten in the United States, three in Italy and Germany, two in the United Kingdom, Denmark, and Slovakia, and one each in Brazil, China, Japan, Poland, and Sweden. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel	330,000	Owned
LaSalle, Illinois	Propel	325,000	Owned
Freeport, Illinois	Propel	183,000	Owned
Lawrence, Kansas	Propel	162,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Hillsboro, Oregon	Controls	60,000	Leased
Sturtevant, Wisconsin	Work Function	25,000	Leased
Minneapolis, Minnesota	Controls	75,000	Leased
West Branch, Iowa	Work Function	105,000	Owned
Sullivan, Illinois	Propel	176,000	Owned
South America
Caxias do Sul, Brazil	Controls	29,000	Leased
Europe
Neumünster, Germany	Propel and Controls	463,000	Owned
Berching, Germany	Controls	131,000	Leased
Kaiserslautern, Germany	Controls	8,500	Leased
Nordborg, Denmark	Work Function and Controls	680,000	Leased
Odense, Denmark	Controls	121,500	Leased
Wroclaw, Poland	Work Function	41,000	Owned
Povazská Bystrica, Slovakia	Propel and Work Function	351,500	Owned
Dubnica nad Váhom, Slovakia	Propel	236,000	Leased
Swindon, England	Work Function	229,000	Leased
Stratford-upon-Avon, England	Controls	5,000	Leased
Bologna, Italy	Work Function	246,000	Owned
Cento, Italy	Controls	3,500	Leased
Reggio Emilia, Italy	Controls	53,000	Leased
Älmhult, Sweden	Controls	20,000	Owned
Asia
Shanghai/Pudong, China	Propel	105,000	Leased
Osaka, Japan	Propel	94,000	Leased

Total		4,442,000

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Klaus H. Murmann (1)(2)	71	Chairman	1989
Joergen M. Clausen (3)	54	Vice Chairman	2000
David J. Anderson (1)	55	President and Chief Executive Officer	2000
Hans J. Cornett (4)	52	Executive Vice President — Sales and Marketing	2000
Karl J. Schmidt (5)	49	Executive Vice President and Chief Financial Officer	2002
James R. Wilcox (6)	57	Executive Vice President and Chief Operating Officer	2000
Richard Jarboe (7)	60	Vice President — Open Circuit	2000
Thomas K. Kittel (1)	54	Vice President — Hydrostatics, Europe	2000
Henrik Krabsen (4)	41	Vice President — Valves	2000
Finn Lyhne (4)	48	Vice President — Motors and Steering	2000
Kenneth D. McCuskey (1)	48	Vice President — Finance, Secretary and Treasurer	2000
Albert Zahalka (8)	51	Vice President — Mobile Electronics	2000

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

(6)
Prior to joining the Company, Mr. Wilcox was employed by Omniquip — Textron as President — Material Handling unit from October 1999 through October 2000. Prior to being employed by Omniquip, Mr. Wilcox served as the Vice President and General Manager for the Company's U.S. Hydrostatics business.

(7)
Prior to joining the Company, Mr. Jarboe was employed by Danfoss Fluid Power as Vice President, Sales and Marketing for North America. Prior to joining Danfoss Fluid Power, Mr. Jarboe was employed by Aeroquip Vickers as Vice President Sales, Marketing and Engineering.

(8)
Prior to joining the Company, Mr. Zahalka was employed by Emerson Electric in various executive capacities.

PART II

Item 5.    Market for the Company's Common Stock and Related Stockholder Matters.

  Market and Dividend Information

        The Company's Common Stock is traded on the New York Stock Exchange and the Frankfurt (Germany) Stock Exchange. As of February 27, 2003, there were approximately 224 stockholders of record. Although exact information is unavailable, the Company also estimates that there are 3,500 additional beneficial owners of the Company's Common Stock, based upon the 2003 proxy solicitation.

        The Company is currently paying a quarterly dividend of $0.07 per share. The payment of dividends is subject to restrictions as described in Management's Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources, on pages 19-24 of this report.

        The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2001, and the quarterly cash dividends paid in 2002 and 2001:

	1st	2nd	3rd	4th	Full Year
2002
High	$11.72	$12.75	$11.16	$9.45	$12.75
Low	$7.55	$9.58	$8.79	$7.25	$7.25
Dividends	$0.07	$0.07	$0.07	$0.07	$0.28
2001
High	$10.29	$9.95	$9.43	$8.48	$10.29
Low	$8.41	$7.27	$7.37	$6.64	$6.64
Dividends	$0.07	$0.07	$0.07	$0.07	$0.28

Item 6.    Selected Financial Data.

SELECTED FINANCIAL DATA

	2002	2001	2000(1)	1999	1998
	(in thousands except per share and employee data)
Operating Data:
Net sales	$952,308	$855,279	$782,537	$534,382	$564,524
Gross profit	219,429	193,233	201,011	125,932	136,213
Marketing	68,054	63,318	40,874	24,727	24,942
Research and development	37,806	38,054	29,874	23,311	22,089
Administration	60,592	59,485	57,302	33,655	29,571
Total operating expenses	166,452	160,857	128,050	81,693	76,602
Earnings before interest and taxes	38,578	24,976	55,347	37,625	50,527
Total interest expense, net	17,219	17,377	11,194	8,566	8,814
Net income	13,972	4,730	26,925	18,120	26,334
Per Share Data:
Income per common share, basic and diluted	$0.29	$0.10	$0.69	$0.67	$1.01
Cash dividends per share	$0.28	$0.28	$0.28	$0.28	$0.29
Weighted average basic shares outstanding	47,395	46,977	39,216	27,225	26,148
Weighted average diluted shares outstanding	47,404	46,980	39,217	27,240	26,150
Balance Sheet Data:
Inventories	$164,686	$141,652	$146,232	$73,977	$89,195
Property, plant and equipment, net	443,147	423,195	422,986	269,485	262,527
Total assets	971,093	884,891	840,963	442,515	459,771
Total debt	318,293	298,799	245,739	131,855	151,027
Stockholder's equity	368,959	347,184	342,397	150,752	148,904
Debt to debt plus equity	44.6%	44.5%	39.8%	41.7%	45.0%
Other Data:
Backlog (at year-end)	$382,815	$319,905	$375,052	$252,400	$261,700
Depreciation and amortization	72,156	69,474	53,338	35,538	30,635
Capital expenditures	42,278	69,697	67,931	57,149	98,582
EBITDA*	110,734	94,450	108,685	73,163	81,162
Cash flows from (used in):
Operating activities	98,283	67,266	81,859	77,786	63,535
Investing activities	(66,272)	(110,143)	(62,305)	(56,779)	(98,950)
Financing activities	(34,417)	33,497	5,406	(22,940)	35,077
Number of employees (at year-end)	7,207	6,790	6,733	3,836	3,710

*
EBITDA represents net income, plus provision for income taxes and net interest expense, plus depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which is determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information as management of the Company feels it provides an indication with respect to the ability of Sauer-Danfoss to meet its future debt service, capital expenditures, and working capital requirements.

(1)
Includes results of Danfoss Fluid Power since May 3, 2000.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

        This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this annual report on Form 10-K, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as "anticipates," "in the opinion," "believes," "intends," "expects," "may," "will," "should," "could," "plans," "forecasts," "estimates," "predicts," "potential," "continue," and similar expressions may be intended to identify forward-looking statements.

        Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, have recently been in a state of uncertainty, making it difficult to determine if past experience is a good guide to the future. There is a continuing concern that the earlier economic recovery the Company was experiencing in prior quarters may be receding. A continuing downturn in the Company's business segments could adversely affect the Company's revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's major customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in our product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials and product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

        The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Overview

        Sauer-Danfoss Inc. and subsidiaries (the Company) is a leading international supplier of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care and specialty equipment. The Company designs, manufactures and sells its products in the Americas, Europe and the Asia-Pacific region, and sells its products throughout the rest of the world either directly or through distributors.

Results of Operations

2002 Compared to 2001

Consolidated Results

        Net income in 2002 was $14.0 million, or $0.29 per diluted share, compared with net income per diluted share of $0.10 in 2001. Special pretax charges of $1.9 million in 2002 and $9.7 million in 2001 had a negative impact on the results for the respective years. The special charges for 2002 were $1.2 million related to rationalizing overlapping product lines within the Controls segment relating to the acquisition of the low voltage motor business (TE) and a one-time noncash after-tax charge of $0.7 million for goodwill impairment. The special charges in 2001 related to plant closing costs of $8.3 million and a bad debt write-off of $1.4 million relating to a customer in the aerial lift market filing for bankruptcy. The following table, although not a U.S. GAAP disclosure, shows net income for the two years adjusted for these special charges in order to provide a more comparable picture of the Company's net operating results:

(in millions)	2002	2001
Net income as reported	$14.0	$4.7
Product rationalization charge after tax	0.8	—
Goodwill impairment charge	0.7	—
Plant closing costs after tax	—	5.4
Bad debt write-off after tax	—	0.9

Net income on comparable basis	$15.5	$11.0

Net income per share on comparable basis	$0.33	$0.23

        Excluding the special charges in both years, net income in 2002 increased by 41% over 2001. The primary driver for this improvement was the Company's broad-based cost control initiatives, particularly in the areas of fixed production costs, selling, general and administrative expenses, and research and development expenses. In addition, the Company focused significant attention on working capital management that resulted in a $13.2 million reduction in trade receivables. These factors helped generate a record operating cash flow of $98.3 million, or an increase of 45% over 2001.

        Net sales in 2002 of $952.3 million increased by $97.0 million, or 11.4%, over the 2001 sales of $855.3 million. Excluding the impact of currency exchange fluctuations, net sales increased 8.6% (i.e. net sales of businesses outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed during 2001.) Excluding the impact of currency exchange fluctuations and acquisitions, net sales increased 1.6% over 2001.

        Gross profit in 2002 of $219.4 million increased $26.2 million or 13.6% from 2001 gross profit of $193.2 million. The majority of the reported increase is a result of acquisitions completed in 2002 or those completed in 2001 and included for a full year in 2002. Gross profit as a percentage of sales for 2002 was 23.0%, compared to 22.6% for 2001. While fixed production costs were reported to be $5.2 million higher in 2002 compared to 2001, the Company successfully reduced overall fixed production costs by $4.1 million compared to 2001 when the impact of currency exchange fluctuations and acquisitions are excluded.. Had the Company not achieved this cost reduction, gross profit as a percentage of sales would have declined slightly from 2001. Pricing pressures within the markets the Company serves continue to challenge the Company to maintain profitability levels. While the Company was successful in reducing fixed costs in 2002, it is not feasible to believe that the Company can attain this same year-over-year reduction in this area. Therefore, the Company has embarked on a global procurement initiative by establishing a global procurement office with resources in the U.S., Europe, South America, and Asia-Pacific. The focus of this global procurement will be to leverage the Company's global purchasing power to help reduce both direct and indirect material costs with a goal to obtain a 1%-2% margin improvement over the next 12 months. In addition, significant focus will be placed on the procurement of nonproductive materials, supplies and services in order to achieve additional cost reductions to offset the ongoing pricing pressures.

        The Company's selling, general and administrative expenses increased $5.8 million, or 4.7%, over the 2001 reported amount of $122.8 million. Excluding the impact of currency exchange fluctuations, selling, general and administrative expenses increased $2.7 million, and excluding acquisitions, these expenses actually declined from the 2001 levels by $7.9 million, reflecting the Company's focus on reducing fixed costs during 2002.

        Research and development activities in 2002 were essentially flat with the 2001 levels in terms of reported amounts. Excluding the impact of currency exchange fluctuations and acquisitions, these expenses were $3.1 million less than the 2001 levels. While the Company was focused on reducing fixed costs in all areas of the business, the Company remains committed to investing in new technology and product development. Much of the Company's product development activities continue to be driven by ongoing customer inquiries.

        Net nonoperating expenses increased by $2.9 million over 2001 due primarily to foreign currency exchange losses and to the fact that the Company no longer receives royalty income from its former Japanese licensee as a result of forming a joint venture in the fourth quarter of 2001. This accounts for a $3.1 million increase, which was offset by slightly lower net interest expense for 2002.

        The Company's effective tax rate for 2002 of 34.6% was lower than the 2001 effective tax rate of 37.8%. The primary driver for the lower effective rate in 2002 is related to the mix of the Company's net income with a higher portion of the Company's net income being generated in countries with lower effective tax rates.

Business Segment Results

        The following discussion of operating results by reportable segment relates to information as presented in Note 15 to the Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest, income taxes, minority interest, equity in net earnings of affiliates, and corporate expenses. The format of this discussion for comparing the 2002 results from operations to 2001 is different from prior years due to the Company changing its reportable segments beginning in 2002 to reflect the changes in organizational structure of the Company around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Because historical information for the year 2000 does not exist in this new segment format, the prior year's discussion and analysis of results from operations has been presented on the same basis as last year's report.

Propel Segment

        Net sales for the Propel segment of $440.2 million increased $40.7 million, or 10.2%, from 2001 net sales of $399.5 million. All geographic regions in which the Propel segment operates experienced net sales growth. Excluding the impact of currency fluctuations, net sales increased $35.2 million. Additionally, excluding the impact of acquisitions, net sales increased $11.0 million from 2001. Approximately $10.0 million of the increase in net sales was driven by a new product introduction for compact utility tractors in the U.S. and from the infinitely variable transmission for agriculture tractors developed for John Deere. In the turf care market, $14.0 million of increased sales were generated by the Company's joint venture located in Sullivan, Illinois. However, these increases in the U.S. were partially offset by declines in the agriculture, construction, specialty and distribution markets. In Europe, both the agriculture and road building markets experienced growth over 2001. The agriculture market in Europe recovered somewhat in

2002 after several difficult years caused by the foot and mouth disease scare. These increases in Europe were offset be declines in the construction, turf care, and specialty markets.

        Propel segment income in 2002 of $47.3 million increased $10.4 million, or 28%, over segment income of $36.9 million in 2001. Excluding the impact of currency exchange fluctuations and acquisitions, Propel segment income increased $6.7 million, with all of this increase being driven by the turf care market.

Work Function Segment

        Net sales in the Work Function segment of $295.0 million in 2002 increased by $26.6 million, or 9.9%, over 2001 net sales of $268.4 million. Excluding the impact of currency exchange fluctuations and acquisitions, net sales increased $15.9 million, or 5.9%, from 2001. While sales of steering units and low speed high torque motors increased $12.4 million over 2001, this was partially offset by a decline of gear pump and motor sales of $4.4 million.

        Work Function segment income in 2002 of $19.5 million increased $9.9 million, or 103.1%, over 2001 segment income of $9.6 million. Excluding the impact of currency exchange fluctuations, Work Function segment income increased $8.9 million from 2001. The Work Function segment was impacted by a one-time special charge of $0.7 million in 2002 related to goodwill impairment. The 2001 segment income was negatively impacted by a one-time pretax charge of $8.3 million related to plant closing costs. Excluding these special charges and the impact of currencies, segment income for the Work Function segment increased $1.3 million, or 13.6%, over 2001, driven by the overall higher sales levels within this segment.

Controls Segment

        Net sales in the Controls segment in 2002 of $217.1 million increased $29.7 million, or 15.8%, over 2001 segment net sales of $187.4 million. During 2002, the Company completed the acquisition of TE. The addition of this business added $34.2 million of sales to this segment. Excluding this acquisition and the impact of currency exchange fluctuations, net sales for 2002 would have declined by $11.8 million from the comparable 2001 levels. The majority of this decrease comes from the aerial lift market in the U.S. that continues to be depressed.

        Controls segment income for 2002 of $5.8 million decreased $0.8 million, or 12%, from 2001 segment income of $6.6 million. The TE business added $1.3 million to the Controls segment income. Excluding the impact of acquisitions and currency exchange fluctuations, the Controls segment income declined $2.3 million from 2001. However, in 2002, the Controls segment was negatively impacted by a special pretax charge of $1.2 million relating to product line rationalization as a result of overlapping product lines within this segment relating to the acquisition of the TE business. On a comparable basis to 2001, Controls segment income declined $1.1 million, or 16.7%, from 2001.

Corporate Function

        The Company's Corporate Function incurs costs that relate to worldwide services such as worldwide tax and accounting fees paid to outside third parties, certain insurance premiums, the amortization of intangible assets from certain business combinations, and internal global services departments, along with the operating costs of the Company's executive office which was established in 2002 located in Lincolnshire, Illinois. For 2002, total corporate charges amounted to $22.9 million, or an increase of $2.7 million from the 2001 charges of $20.2 million.

Order Backlog

        Total order backlog at the end of 2002 was $382.8 million, compared to $319.9 million at the end of 2001, an increase of 19.7%. On a comparable basis, excluding the effects of acquisitions, order backlog increased 15.7% from the year-end 2001 levels, or 10.2% excluding the additional impact of currency fluctuations. During the fourth quarter of 2002, $249.7 million in new orders were written, an increase of 8.1% compared to the fourth quarter of 2001. Excluding the impact of acquisitions, orders written in the fourth quarter were $239.1 million, which was 3.5% more than the orders written in the fourth quarter of 2001, but a decrease of 1.6% excluding the additional impact of currency fluctuation.

2001 Compared to 2000

        Net Sales — Sales for 2001 of $855.3 million increased by $72.8 million, or 9.3%, from the prior year. However, all of this increase was due to the impact of acquisitions, both from having a full-year effect of acquisitions made in 2000, and the effect of acquisitions made during 2001. On a comparable basis, including a full year of 2000 sales from Danfoss Fluid Power (DFP) and excluding the effects of acquisitions made during 2001, net sales decreased 7.9% in local currencies, and were down 9.5% as reported in U.S. dollars. Further comparisons of the Company's markets are very difficult due to acquisitions, however, by including DFP for the full year of 2000, the Company experienced decreases in most of its markets as follows: construction declined 6.9%, road building was down 6.1%, turf care declined 5.1% and the distributor area was down 8.3%. The only bright spots were in agriculture, which increased a modest 4.9% compared to significantly lower levels in the prior couple of years, and in the specialty market which was essentially flat with the prior year.

        The following table sets forth the Company's net sales by market, including DFP for the full year 2000, in millions of dollars and as a percentage of total net sales, for the years ended December 31, 2001 and 2000:

	December 31,
	2001		2000
	(Dollars)	% of Total	(Dollars)	% of Total
Agriculture	$162.9	19.0%	$155.3	17.5%
Specialty	145.2	17.0%	144.8	16.3%
Turf care	135.6	15.9%	142.9	16.1%
Construction	116.4	13.6%	125.0	14.1%
Road building	75.3	8.8%	80.2	9.0%
Distribution and aftermarket	219.9	25.7%	239.9	27.0%

	$855.3	100.0%	$888.1	100.0%

Gross Profit

        Gross profit for 2001 of $193.2 million, or 22.6% of sales, was down from the reported $201.0 million of gross profit in 2000, which was 25.7% of sales. The lower gross profit experienced in 2001 was due in large part to lower plant utilization experienced from the dramatic decline in sales in North America with a slightly lower impact in Europe. Coupled with this effect was a pretax charge of $8.3 million of unexpected additional costs associated with the final closure of the Racine, Wisconsin, plant and associated move to the Company's West Branch, Iowa, plant. In addition, the Company took a bad debt write-off of $1.4 million before taxes relating to a customer in the aerial lift market filing for bankruptcy during the second quarter. During 2001 the Company took several actions to reduce manufacturing expenses including reductions in factory headcount commensurate with the volume reduction, several weeklong plant shutdowns, and other cost reduction activities. However, these measures were not enough to completely offset the effects of the above-mentioned items.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2001 of $122.8 million increased by $24.6 million, or 25.1%, from the same period of 2000. The inclusion of four additional months in 2001 of DFP results accounts for $13.7 million of this increase. An additional $3.5 million of expense was incurred due to a full year's amortization of goodwill from DFP, and additional amortization from other intangibles established from the final appraisals related to the DFP and other acquisitions. The Company anticipates that ongoing amortization will be reduced by approximately $2.8 million per year for 2002 and beyond due to the cessation of goodwill amortization under Statement of Financial Accounting Standards No. 142. See "Other Matters" below for further discussion on this new accounting pronouncement. The majority of the remaining $7.4 million increase is due to acquisitions made in 2001.

Research and Development Expenses

        Research and development expenses of $38.1 million increased by $8.2 million, or 27.4%, from 2000 and represent 4.5% of total net sales for 2001 compared to 3.8% of net sales in 2000. The additional four months of DFP in 2001 accounts for $1.7 million of the increase. The remaining increase reflects the effects of acquisitions made during 2001 and the Company's ongoing development of new customer programs, such as the recent introduction of the infinitely variable transmission for the agriculture tractor market.

Nonoperating Expenses, Net

        Net nonoperating expenses for 2001 of $16.9 million were $9.0 million higher than 2000 net expenses of $7.9 million. Net interest expense for 2001 of $17.4 million increased by $6.2 million from the 2000 net expense of $11.2 million. Despite overall declines in the Company's floating borrowing rates during 2001 (see discussion of the Company's borrowing rates in Note 11 of the Consolidated Financial Statements), the higher overall bank borrowings used to fund acquisitions during the year drove the net interest expense significantly higher along with the additional four months of borrowings in 2001 for the DFP acquisition in May 2000. Other income, net for 2001 of $0.5 million decreased by $2.8 million from 2000's other income of $3.3 million related primarily to currency exchange gains. In addition, the Company realized $0.4 million less royalty income from its Japanese licensee, Daikin Industries, Ltd., due to the formation of a joint venture with Daikin as of October 1, 2001. The license agreement was terminated as of that date, and the Company will no longer receive royalties from Daikin.

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

Market Risk

        The Company is naturally exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and prices

Impact of Foreign Currency

        The Company has historically not entered into any type of foreign currency hedging or derivative arrangements to manage its exposure to fluctuations in the foreign currency markets. However, during 2002, the Company did enter into a foreign currency hedge contract to protect against the effects of foreign currency fluctuations for a loan to the U. S. holding company from a Danish bank denominated in euros. In addition, the Company assumed a foreign currency exchange contract through its acquisition of the Thrige Electric business in Denmark. In all other instances, the Company feels it is well balanced between its U.S. and European operations because the Company generates its sales in the same country in which it incurs its expenses. However, the Company is impacted by foreign currency fluctuations in terms of comparing results from period to period as discussed below.

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

	Percentage Sales Growth/ (Decline) Over Prior Year
	2002	2001 (1)	2000 (2)
As Reported	11.4%	(9.5)%	8.5%
Without Currency Translation Impact	8.6%	(7.9)%	12.6%

(1)
Includes the effect of DFP for the full year of 2000 and excludes the effects of acquisitions made in 2001.

(2)
Excludes the effects of the DFP sales since May 3, 2000, for comparison purposes.

        During 2002, the U.S. dollar weakened substantially against most foreign currencies, especially the euro. Between December 31, 2001 and December 31, 2002, the U.S. dollar weakened by 15% against the euro. This has resulted in approximately one-third of the Company's total balance sheet being stated 15% higher than the prior year since roughly one-third of the Company's total assets and liabilities are denominated in the euro. While this translation difference does not affect the underlying results of operations, it does affect comparisons between periods.

Interest Rates

        The Company does not currently enter into any type of interest rate hedging or derivative arrangements to manage its exposure to interest rate changes. The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt:

	Fixed Rate Debt	Variable Rate Debt
2003	$5,480	$21,605
2004	5,967	1,110
2005	5,131	876
2006	120,429	110
2007	8,191	110
Thereafter	83,836	9,438

Total	$229,034	$33,249

Liquidity and Capital Resources

        The Company's principal sources of liquidity have been from internally generated funds from operations and from borrowings under its credit facilities in 2002, 2001, and 2000.

        Net cash provided by operating activities for 2002 of $98.3 million increased by $31.0 million from $67.3 million for 2001. The 2002 operating cash flow level is the highest in the Company's history, led by reductions in trade receivables of $13.2 million reflecting the Company's emphasis on collecting from its customers, particularly in the U.S. The reduction in receivables coupled with increases in accrued liabilities generated a combined $17.5 million of increased cash flow offset by reductions in trade payables and other working capital accounts of $17.1 million.

        The high level of operating cash flow allowed the Company to fund all of its 2002 capital expenditures of $42.3 million, which was down $27.4 million from the 2001 capital expenditure levels of $69.7 million. In addition, the Company was able to complete two cash acquisitions for $25.1 million utilizing cash flow from operations. Heading into 2003, the Company expects that its capital expenditures will increase slightly from the record low levels in 2002. However, the Company intends to control the level of capital expenditures as it monitors the economy and markets that it serves. The Company believes it has existing production capacity, flexibility and efficiency to handle any market upturn in the near future. For 2002, the percentage of capital expenditures by region were approximately 35% in North America, 63% in Europe and the remaining amount in Asia, compared to the year 2001 split of 40% in North America, 59% in Europe and a small amount in Asia.

        In addition to funding all of the Company's investing activities, the cash provided by operating activities also funded dividends of $13.3 million and distributions to minority interest partners of $9.6 million. Net borrowings under short- and long-term credit facilities decreased in 2002 by $11.5 million compared to an increase in 2001 of $60.3 million. The decrease in net borrowings in 2002 reflects repayments from excess cash flow generated. Net borrowings for 2001 reflected the financing of acquisitions during the year.

        The Company operates under certain covenants as defined under its various credit agreements with its banks. During 2001, the Company renegotiated its U.S. Revolving Credit Facility. This negotiation resulted in changes to covenants related to earnings performance and cash flow. Although the Company is currently meeting these new covenants, certain factors such as the uncertain economy in the U.S. coupled with the

Company's financial performance could put the Company at risk of continuing to meet these covenants. Should the Company not meet these covenants, the result would be a default on the U.S. Revolving Credit Facility. As of December 31, 2002, the entire outstanding balance of the U.S. Revolving Credit Facility is classified as current since the agreement ends in October 2003. The Company is currently working on a new worldwide credit arrangement with a number of banks and expects to have this arrangement completed by the end of the second quarter of 2003.

        The following table discloses the Company's future commitments under contractual obligations as of December 31, 2002:

Contractual Cash Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$262,283	$27,085	$7,077	$6,007	$120,539	$8,301	$93,274
Operating leases	113,634	13,423	11,880	10,707	9,929	6,579	61,116
Other	19,114	1,058	1,001	917	915	1,118	14,105

Total Contractual Cash Obligations	$395,031	$41,566	$19,958	$17,631	$131,383	$15,998	$168,495

Other Matters

The Company's Critical Accounting Policies

        In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A more comprehensive list of the Company's accounting policies is presented in Note 1 to the Consolidated Financial Statements.

        Inventory Valuation — Being a manufacturer, inventory is a substantial portion of the total assets of the Company. Therefore, the Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes having adequate allowances and period adjustments to 1) cover losses in the normal course of operation, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market as required by accounting principles generally accepted in the United States of America. For all of these, the Company applies consistent practices based upon historical data such as actual loss experience, past and projected usage, and actual margins generated from trade sales of its products.

        Warranty Provisions — The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products. In these instances, the Company will record a specific provision for the costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. In addition, the Company records a provision for future warranty claims against its applicable product sales based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. This analysis is prepared quarterly.

        Useful Lives of Property, Plant and Equipment — The Company has a significant amount invested in manufacturing plants and machine tools. This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. Despite management's best efforts to determine the appropriate useful lives of its equipment, certain situations arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known.

        Valuation of Trade Receivables — The Company records trade receivables due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its customers. Where the Company becomes aware of a customer's inability to meet its financial obligations (i.e., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

        Workers Compensation — The Company has an insurance policy to cover workers compensation claims in which the Company pays the first $0.25 million per claim, per incident. The Company establishes its workers compensation reserve based on historic growth factors of claims and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis, or more frequently if factors dictate a more frequent review.

        Pensions — The Company has noncontributory defined benefit pension plans for most of its employees. The Company's funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheets representing the amount of unfunded accrued pension cost. This represents the difference between the accumulated benefit obligation and the fair value of plan assets. When it is necessary to establish an additional minimum pension liability, an amount is recorded as an intangible pension asset limited to unrecognized prior service cost. Any amount in excess of unrecognized prior service cost is recorded as a reduction to stockholders' equity through accumulated other comprehensive income, net of tax, in the Consolidated Balance Sheets. As of December 31, 2002, the Company has recorded an intangible pension asset of $9.4 million and an accumulated reduction to stockholders' equity of $2.1 million.

        To account for its defined benefit pension plans in accordance with SFAS No. 87, the Company must make three main determinations at the end of each year: First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current year and to determine the net periodic pension cost for the subsequent year. For guidance in determining this rate, the Company looks at rates of return on high-quality fixed-income investments and periodic published rate ranges. See Note 7 to the Consolidated Financial Statements for a listing of the discount rates used in the various countries where the Company has these pension plans.

        Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current year and to determine the net periodic pension cost for the subsequent year. See Note 7 to the

Consolidated Financial Statements for a table showing the rates used for the various countries where the Company has these pension plans.

        Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized to net periodic pension cost over a four-year period. See the table in Note 7 to the Consolidated Financial Statements for the expected long-term rates used for 2002.

        Postretirement Benefits Other Than Pensions — The Company provides a single postretirement health care benefit for certain employee groups in the United States. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

        The Company accounts for its postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the postretirement liability recognized in the Consolidated Balance Sheets and the postretirement cost recognized in the Consolidated Statements of Income be determined on an actuarial basis.

        To account for its postretirement benefits in accordance with SFAS No. 106, the Company must make two determinations. First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at rates of return on high-quality fixed-income investments and periodic published rate ranges.

        Second, the Company must determine the actuarial assumption for the health care trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. See Note 8 to the Consolidated Financial Statements for information on the assumptions used as of December 31, 2002.

New Accounting Policies

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands the financial disclosures concerning business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting level using a two-step impairment test.

        Effective January 1, 2002, the Company adopted SFAS No. 142. In connection with the adoption of SFAS No. 142, the Company reclassified approximately $6.1 million of "Established Workforce" from other intangibles into goodwill and performed an evaluation of goodwill as of January 1, 2002. The results of this evaluation indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired. The performance of this reporting unit has not met management's original expectations, primarily due to economic factors and the competitive nature of this commodity-type product. The Company measured the amount of impairment based on a comparison of the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology by applying an appropriate weighted average cost of capital, and cost methodology. The Company retained the services of a third party appraisal firm in determining the fair value of the open circuit reporting unit. Accordingly, the Company recognized a $0.7 million noncash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit. The Company expects the performance of the open circuit business will improve over the next few years as a result of product rationalization and the moving of manufacturing into lower-cost countries. The Company remains committed to this business.

        In June 2002, FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 15, 2002, when they are incurred, rather than when management commits to a plan to exit an activity. While the Company is undergoing a number of activities to restructure its sales and distribution activities in Europe and to rationalize certain production facilities and products in the future, the Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or net income.

Business Combinations and Business Ventures

        During the first quarter 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A. Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16.0 million in annual sales. The Company, which paid approximately $8.4 million, owns 45% of Comatrol as a minority interest partner and has recorded its share of Comatrol's earnings using the equity method since the date of acquisition. The Company has the option to acquire additional ownership interest in Comatrol in two phases in the future. The first option period runs from March 1, 2003 through March 31, 2003, whereby the Company could acquire an additional 40% of Comatrol's total capital for approximately $8.5 million, at which time the Company would then consolidate the results of Comatrol. If the Company does not exercise this option by March 31, 2003, the option lapses. The second option period runs from April 1, 2004 through April 30, 2004, and allows for the Company to acquire the remaining 15% of Comatrol for approximately $3.4 million, contingent on exercising the first option described above. Should the Company elect to not exercise either of these two options, the sellers would then have a put option which would run from May 1, 2004 through May 31, 2004, during which time the sellers could require the Company to acquire the remaining outstanding shares of Comatrol for approximately the amounts referred to above in the Company's options, adjusted for provisions as defined in the agreement. Should the sellers not exercise their put option by May 31, 2004, all options would lapse and the Company would not be required to purchase any additional ownership interests in Comatrol.

        During the second quarter 2002, the Company acquired the assets of the low-voltage motor business of Thrige Electric. The acquisition was an all cash transaction of approximately $17.4 million and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany. Thrige Electric is engaged in the production of low-voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market. Thrige Electric has approximately 450 employees and annual sales of approximately $50.0 million. The Company owns 100% of the Thrige Electric operations and has consolidated the financial results of this business since the date of acquisition. The transaction resulted in approximately $8.3 million of goodwill being recognized. The Company is completing its allocation of the purchase price to the assets and liabilities acquired, and expects to complete this by March 31, 2003.

Dividend Restrictions

        The Company's ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants contained in the U.S. Revolving Credit Facility, Danish Revolving Credit Facility, and German credit agreements, which limit the amount of dividends the U.S. Operating Company, Danish Operating Company, and German Operating Company can distribute to the Company. During 2002, the U.S. Operating Company did not make any distributions to the Company. At December 31, 2002, $4.0 million was not restricted as to the payment of dividends to the Company. The German Operating Company did not make any distributions to the Company during 2002, and at December 31, 2002, $2.7 million was not restricted as to the payment of dividends. The Danish holding company distributed $2.6 million to the Company during 2002. The Danish holding company is not restricted from paying dividends to the

Company through its revolving credit facility. However, the Danish holding company must receive governmental approval in advance of making dividend payments.

Non-Audit Services of Independent Auditors

        Our auditors, KPMG LLP, perform the following non-audit services that have been approved by the Audit Committee of the Board of Directors: statutory audits; international and U.S. tax planning and compliance services; tax and financial due diligence for acquisitions; and expatriate tax services.

Outlook

        The Company continues to be cautious in its outlook for 2003. Sales into most of the Company's markets increased during 2002 from 1% to 22% with turf care having the highest growth. Road building continued to be depressed, declining an additional 2% on top of prior years' declines. The ongoing weak road building market reflects the constraints of States and their budgets to fund highway projects in the Americas, with sales to all major OEMs declining during the year. The stronger euro currency to the U.S. dollar is affecting the competitiveness of European manufacturers to sell into the North American markets.

        Uncertain of what the economic conditions will be throughout 2003, the Company is focusing on what it can control to continue to deliver improved operating results. As mentioned earlier, a global procurement team has been organized to reduce the cost of both direct and indirect materials. Resources are being deployed in Asia-Pacific, the Americas and Europe to capitalize on the many opportunities around the world. Within the European region, an initiative is underway to reorganize the sales and marketing structure through consolidation of many of these functions. The Company expects to incur approximately $4.0 million of costs in 2003 to carry out this restructuring with the benefits of this activity being realized near the end of 2003 and at a significant rate of savings beginning in 2004 onward. The work function segment is undergoing a process of outsourcing selective lower margin, lower volume product lines. Eliminating these lower volume, infrequent production runs will reduce cost by improving operating efficiencies in the affected plants. Continued emphasis is being placed on the Six-Sigma quality process that was formally launched within Sauer-Danfoss during 2001 as a complement to our lean manufacturing processes. Finally, continuing efforts are being made to move production from high-cost countries to lower-cost countries, such as the expansion that is continuing within our Slovakia manufacturing plants.

        Overall, the Company expects its 2003 sales to increase by 3% to 5% from 2002 levels, and expects its contribution margin to improve by 1% to 2% as a result of the global procurement initiative discussed earlier. The Company will continue to closely monitor its need for capital expenditures, but expects that this will increase from the 2002 levels of $42.3 million to a range of $55.0 million to $65.0 million in 2003. Should the Company be successful in accomplishing these expectations in 2003, it expects net income per share to be in a range of $0.40 to $0.50 per share.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Certain market risks are discussed on page 18 and page 19 of this report, and the other disclosure requirements are either considered not applicable or not material.

Item 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements, Report of Management, and Independent Auditors' Report are presented on pages 35-62 of this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding directors of the Company is set forth under the section entitled "Election of Directors" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 4, 2003, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the failure of certain officers of the Company to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 4, 2003, and is incorporated herein by reference.

Item 11. Executive Compensation

        Information as to Executive Compensation is set forth under the section entitled "Executive Compensation" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 4, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding securities authorized for issuance under equity compensation plans is set forth under the section entitled "Executive Compensation — Equity Compensation" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 4, 2003, and is incorporated herein by reference. Information regarding security ownership is set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 4, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements is set forth in Note 12 to the Consolidated Financial Statements on page 56 of this report, and is incorporated herein by reference.

Item 14. Controls and Procedures

        Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation discussed in this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as a part of this report.

        (1)  The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

      Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000, on page 35.

      Consolidated Balance Sheets as of December 31, 2002 and 2001, on page 36.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000, on page 37.

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000, on page 38.

      Notes to Consolidated Financial Statements, December 31, 2002, 2001, and 2000, on pages 39-60.

      Report of Management and Report of KPMG LLP as independent auditors, on pages 61-62.

        (2)  The following financial statements and schedules:

      Schedule I

        Sauer-Danfoss Inc. (Parent Only) Condensed Balance Sheets as of December 31, 2002 and 2001 on page 63.

        Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Income for the Years Ended December 31, 2002, 2001, and 2000 on page 64.

        Sauer-Danfoss Inc. (Parent Only) Condensed Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000 on page 65.

      Schedule II, Valuation and Qualifying Accounts, on page 66.

      Report of KPMG LLP, independent auditors, on Schedules I and II, on page 67.

      All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (3)  Exhibits

Exhibit No.	Description of Document
3.1	The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated May 3, 2000, is attached as Exhibit 3.2 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
4	The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company's Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(a)	The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached as Exhibit 10.1(a) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(b)	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(c)	The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(d)	The Lease Agreement for the Company's Dubnica nad Váhom, Slovakia facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(e)	The Lease Agreement for the Company's Swindon, England facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(f)	The Lease Agreement for the Company's Minneapolis, Minnesota facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(g)	The Lease Agreement for the Company's Berching, Germany, facility dated November 15, 1996, is attached hereto.
10.1(i)	The Lease Agreement for the Company's leased facility in Ames, Iowa, effective April 1, 2002, is attached as Exhibit 10.1(am) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(j)	The Office Lease for the Company's Chicago, Illinois, Executive Office effective June 1, 2002, is attached as Exhibit 10.1(an) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(k)	The Lease Agreement for the Company's Shanghai/Pudong, China facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(l)	The Amended and Restated Separation Agreement and Release of All Claims entered into as of June 24, 2002, with Niels Erik Hansen is attached as Exhibit 10.1(k) to the Company's Form 10-Q filed on November 14, 2002, and is incorporated herein by reference.
10.1(m)	The Executive Employment Agreement with David J. Anderson dated January 1, 2003, is attached hereto.

10.1(n)	The Executive Employment Agreement with Karl J. Schmidt dated January 1, 2003, is attached hereto.
10.1(o)	The Executive Employment Agreement with James R. Wilcox dated January 1, 2003, is attached hereto.
10.1(p)	The Executive Employment Agreement with Hans J. Cornett dated January 1, 2003, is attached hereto.
10.1(q)	The Executive Employment Agreement with Thomas Kittel dated January 1, 2003, is attached hereto.
10.1(r)	The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(q) above with Thomas Kittel is attached hereto.
10.1(s)	The Executive Employment Agreement with Finn Lyhne dated January 1, 2003, is attached hereto.
10.1(t)	The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(s) above with Finn Lyhne is attached hereto.
10.1(u)	The Executive Employment Agreement with Richard Jarboe dated January 1, 2003, is attached hereto.
10.1(v)	The Executive Employment Agreement with Henrik Krabsen dated January 1, 2003, is attached hereto.
10.1(w)	The Executive Employment Agreement with Kenneth D. McCuskey dated January 1, 2003, is attached hereto.
10.1(x)	The Executive Employment Agreement with Albert Zahalka dated January 1, 2003, is attached hereto.
10.1(y)	The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1 (s) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(z)	The Sauer Inc. Management Incentive Plan is attached as Exhibit 10.1(r) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(aa)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ab)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ac)	The Sauer-Sundstrand Employees' Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ad)	The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees' Savings and Retirement Plan referred to in Exhibit 10.1(ac) above, is attached as Exhibit 10.1(aj) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ae)	The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees' Savings Plan, (formerly the Sauer-Sundstrand Employees' Savings and Retirement Plan), referred to in Exhibit 10.1(ac) above, is attached as Exhibit 10.1(t) to the Company's Form 10-K filed on March 29, 2002, and is incorporated herein by reference.
10.1(af)	The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ag)	The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998 and is incorporated herein by reference.
10.1(ah)	The Amendment, effective May 3, 2000 to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(ad) above is attached as Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ai)	The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company's Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(aj)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan referred to in 10.1(ai) above is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ak)	The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached hereto.
10.1(al)	The 1999 Sauer-Danfoss Inc. Bonus Plan is attached as Exhibit 10.1(a) to the Company's Form 10-Q filed on August 13, 1999, and is incorporated herein by reference.
10.1(am)	The Amendment, effective May 3, 2000, to the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(al) above is attached as Exhibit 10.1(z) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(an)	The Trademark and Trade Name Agreement dated May 3, 2000 between the Company and Danfoss A/S is attached as Exhibit 10.1(ac) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ao)	The Stock Exchange Agreement dated January 22, 2000 by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company's Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.
10.1(ap)	The Sauer-Danfoss Employees' Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.
10.1(aq)	The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees' Retirement Plan referred to in Exhibit 10.1(ap) above, is attached as Exhibit 10.1(ai) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.
10.1(ar)	The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees' Retirement Plan, (formerly the Sauer-Sundstrand Employees' Savings and Retirement Plan), referred to in Exhibit 10.1(ap) above, is attached as Exhibit 10.1(ag) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(as)	The Indenture of Lease agreement for the Company's Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(at)	The Lease Agreement for the Company's Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(au)	The Third Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached as Exhibit 10.1(al) to the Company's Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.
10.1(av)	Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(ap) to the Company's Form 10-K filed on March 29, 2002, and is incorporated herein by reference.
10.1(aw)	The Fifth Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 25, 2002, is attached as Exhibit 10.1(aq) to the Company's Form 10-K filed on March 29, 2002, and is incorporated herein by reference.
10.1(ax)	The Sauer-Danfoss Racine Employees' Savings Plan, effective December 1, 2000, is attached as Exhibit 10.1(am) to the Company's Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.
10.1(ay)	The Separation Agreement and Release of All Claims entered into as of January 27, 2003 with Don O'Grady, is attached hereto.
10.1(az)	The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan restated as of January 1, 2002, is attached as Exhibit 10.1(ao) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(bb)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan (formerly known as the 1999 Sauer-Danfoss Inc. Bonus Plan) restated as of January 1, 2002, is attached as Exhibit 10.1(ap) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(bc)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached hereto.
10.1(bd)	The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effecitve December 4, 2002, is attached hereto.
(b)
Reports on Form 8-K.

  On November 1, 2002, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated October 30, 2002 announcing the Company's third quarter 2002 financial results.

  On December 6, 2002, the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases. The first press release dated December 4, 2002, announced the appointment of Steven H. Wood as a member of the Company's Board of Directors. The second press release dated December 4, 2002, announced the Company's fourth quarter dividend.

  On January 10, 2003, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated January 9, 2003, announcing the retirement of Klaus H. Murmann as an employee of the Company.

  On February 21, 2003, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated February 19, 2003, announcing the Company's fourth quarter 2002 financial results.

(c)
The exhibits that are listed under Item 14(a)(3) are filed or incorporated by reference hereunder.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER-DANFOSS INC.
	By:	/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey Vice President — Finance, Treasurer, Secretary, Principal Accounting Officer
Date: March 12, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

        Each person signing below also hereby appoints David J. Anderson and Kenneth D. McCuskey, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Sauer-Danfoss Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ DAVID J. ANDERSON David J. Anderson	Director, President and Chief Executive Officer	March 12, 2003
/s/ KARL J. SCHMIDT Karl J. Schmidt	Executive Vice President and Chief Financial Officer	March 12, 2003
/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey	Vice President — Finance, Treasurer, Secretary, Principal Accounting Officer	March 12, 2003
/s/ OLE STEEN ANDERSEN Ole Steen Andersen	Director	March 12, 2003
/s/ JOERGEN M. CLAUSEN Joergen M. Clausen	Director	March 12, 2003
/s/ NICOLA KEIM Nicola Keim	Director	March 12, 2003
/s/ JOHANNES F. KIRCHHOFF Johannes F. Kirchhoff	Director	March 12, 2003
/s/ HANS KIRK Hans Kirk	Director	March 12, 2003

/s/ F. JOSEPH LOUGHREY F. Joseph Loughrey	Director	March 12, 2003
/s/ KLAUS H. MURMANN Klaus H. Murmann	Director	March 12, 2003
/s/ SVEN MURMANN Sven Murmann	Director	March 12, 2003
/s/ RICHARD M. SCHILLING Richard M. Schilling	Director	March 12, 2003
/s/ STEVEN H. WOOD Steven H. Wood	Director	March 12, 2003

Certifications

I, David J. Anderson, certify that:

        1.    I have reviewed this annual report on Form 10-K of Sauer-Danfoss Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ DAVID J. ANDERSON David J. Anderson President and Chief Executive Officer

I, Karl J. Schmidt, certify that:

        1.    I have reviewed this annual report on Form 10-K of Sauer-Danfoss Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ KARL J. SCHMIDT Karl J. Schmidt Executive Vice President and Chief Financial Officer

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

For The Years Ended December 31, 2002, 2001, And 2000

(in thousands, except per share data)

	2002	2001	2000
Net Sales	$952,308	$855,279	$782,537
Costs and Expenses:
Cost of sales	732,879	662,046	581,526
Selling, general and administrative	128,646	122,803	98,176
Research and development	37,806	38,054	29,874
Restructuring charges and impairments	—	—	11,232

Total costs and expenses	899,331	822,903	720,808

Operating income	52,977	32,376	61,729

Nonoperating Income (Expenses):
Interest expense	(22,510)	(21,151)	(15,499)
Interest income	5,291	3,774	4,305
Royalty income	—	881	1,255
Other, net	(2,605)	(399)	2,023

Nonoperating expenses, net	(19,824)	(16,895)	(7,916)

Income Before Income Taxes and Minority Interest	33,153	15,481	53,813
Minority Interest in Income of Consolidated Companies	(11,709)	(7,882)	(9,660)
Equity in Net Earnings of Affiliates	610	—	—

Income Before Income Taxes	22,054	7,599	44,153
Provision for Income Taxes	(7,387)	(2,869)	(17,228)
Net Income Before Cumulative Effect of Change in Accounting Principle	14,667	4,730	26,925
Cumulative Effect of Change in Accounting Principle	(695)	—	—

Net income	$13,972	$4,730	$26,925

Basic and diluted net income per common share	$0.29	$0.10	$0.69

Weighted average basic shares outstanding	47,395	46,977	39,216

Weighted average diluted shares outstanding	47,404	46,980	39,217

Pro Forma Results Excluding Goodwill Amortization
(in thousands, except per share data)	2002	2001	2000
Reported net income	$13,972	$4,730	$26,925
Add back goodwill amortization	—	2,832	1,247

Adjusted net income	$13,972	$7,562	$28,172

Net income per share:
Reported basic and diluted net income per common share	$0.29	$0.10	$0.69
Add back goodwill amortization	—	0.06	0.03
Adjusted basic and diluted net income per common share	$0.29	$0.16	$0.72

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2002, and 2001

(in thousands, except per share data)

	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$12,397	$14,324
Accounts receivable (net of allowance for doubtful accounts of $3,372 and $5,570 in 2002 and 2001, respectively)	153,643	134,586
Inventories	164,686	141,652
Other current assets	23,057	23,066

Total current assets	353,783	313,628

Property, Plant and Equipment, net	443,147	423,195

Other Assets:
Goodwill, net	105,288	88,907
Other intangible assets, net	28,274	38,433
Investments in unconsolidated affiliates	9,347	1,391
Deferred income taxes	18,071	11,639
Other	13,183	7,788

Total other assets	174,163	148,158

	$971,093	$884,981

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$56,010	$53,046
Long-term debt due within one year	27,085	9,727
Accounts payable	69,441	57,096
Accrued salaries and wages	22,833	18,212
Accrued warranty	14,242	8,472
Other accrued liabilities	25,226	23,293

Total current liabilities	214,837	169,846

Long-Term Debt	235,198	236,026

Other Liabilities:
Long-term pension liability	42,747	31,608
Postretirement benefits other than pensions	16,782	16,337
Deferred income taxes	44,778	42,991
Other	20,674	15,408

Total other liabilities	124,981	106,344

Minority Interest in Net Assets of Consolidated Companies	27,118	25,581

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 75,000 shares in 2002 and 2001; issued and outstanding 47,419 in 2002 and 47,411 in 2001	474	474
Additional paid-in capital	313,760	313,662
Retained earnings	49,498	48,803
Accumulated other comprehensive income (loss)	5,346	(15,663)
Unamortized restricted stock compensation	(119)	(92)

Total stockholders' equity	368,959	347,184
Commitments and contingencies	—	—
	$971,093	$884,981

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

For The Years Ended December 31, 2002, 2001, and 2000

(in thousands, except per share data)

(in thousands, except per share data)	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unamortized Restricted Stock Compensation	Common Stock in Treasury	Total
Year Ended December 31, 2000:
Beginning balance	27,399	$281	$120,053	$41,863	$(7,038)	$(1,707)	$(2,700)	$150,752
Comprehensive income:
Net income	—	—	—	26,925	—	—	—	—
Pension adjustment	—	—	—	—	(134)	—	—	—
Translation adjustment	—	—	—	—	(3,482)	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	23,309
Treasury shares issued for acquisition	103	—	768	—	—	—	413	1,181
Shares issued for acquisition	16,150	161	180,070	—	—	—	—	180,231
Repurchase of common stock	(600)	—	—	—	—	—	(5,722)	(5,722)
Shares issued to minority interest partner	2,250	23	19,665	—	—	—	—	19,688
Common control — deemed dividend	—	—	(17,337)	—	—	—	—	(17,337)
Restricted stock grant	10	—	85	—	—	(85)	—	—
Restricted stock compensation	—	—	—	—	—	1,735	—	1,735
Cash dividends ($.28 per share)	—	—	—	(11,440)	—	—	—	(11,440)

Ending balance	45,312	465	303,304	57,348	(10,654)	(57)	(8,009)	342,397

Year Ended December 31, 2001:
Comprehensive income:
Net income	—	—	—	4,730	—	—	—	—
Pension adjustment	—	—	—	—	(200)	—	—	—
Translation adjustment	—	—	—	—	(4,809)	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(279)
Treasury shares issued for acquisition	1,172	—	2,244	—	—	—	8,009	10,253
Shares issued for acquisition	919	9	8,036	—	—	—	—	8,045
Restricted stock grant	8	—	78	—	—	(78)	—	—
Restricted stock compensation	—	—	—	—	—	43	—	43
Cash dividends ($.28 per share)	—	—	—	(13,275)	—	—	—	(13,275)

Ending balance	47,411	474	313,662	48,803	(15,663)	(92)	—	347,184

Year Ended December 31, 2002:
Comprehensive income:
Net income	—	—	—	13,972	—	—	—	—
Pension adjustment	—	—	—	—	(1,353)	—	—	—
Unrealized gains on forward currency exchange contracts	—	—	—	—	1,427	—	—	—
Translation adjustment	—	—	—	—	20,935	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	34,981
Restricted stock grant	8	—	98	—	—	(98)	—	—
Restricted stock compensation	—	—	—	—	—	71	—	71
Cash dividends ($.28 per share)	—	—	—	(13,277)	—	—	—	(13,277)

Ending balance	47,419	$474	$313,760	$49,498	$5,346	$(119)	—	$368,959

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2002, 2001, and 2000

(in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$13,972	$4,730	$26,925
Adjustments to reconcile net income to net
Cash provided by operating activities:
Cumulative effect of change in accounting principle	695	—	—
Depreciation and amortization	72,156	69,474	53,338
Minority interest in income of consolidated companies	11,709	7,882	9,660
Equity in net earnings of affiliates	(610)	—	—
(Increase) decrease in working capital, excluding effects of acquisitions —
Accounts receivable, net	13,182	4,028	15,433
Inventories	(434)	11,404	(20,928)
Accounts payable	(6,374)	(16,735)	(8,229)
Accrued liabilities	4,276	575	17,845
Other	(10,289)	(14,092)	(12,185)

Net cash provided by operating activities	98,283	67,266	81,859

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(42,278)	(69,697)	(67,931)
Purchase of minority interest	—	—	(138)
Payments for acquisitions, net of cash acquired	(25,084)	(41,510)	5,386
Proceeds from sales of property, plant and equipment	1,090	1,064	378

Net cash used in investing activities	(66,272)	(110,143)	(62,305)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(6,025)	13,126	16,976
Net borrowings (repayments) of long-term debt	(5,490)	47,146	12,411
Repurchase of common stock	—	—	(5,722)
Cash dividends	(13,277)	(13,275)	(11,440)
Distribution to minority interest partners	(9,625)	(13,500)	(6,819)

Net cash provided by (used in) financing activities	(34,417)	33,497	5,406

Effect of Exchange Rate Changes	479	(1,050)	(5,267)

Cash and Cash Equivalents:
Net increase (decrease) during the year	(1,927)	(10,430)	19,693
Beginning balance	14,324	24,754	5,061

Ending balance	$12,397	$14,324	$24,754

Supplemental Cash Flow Disclosures:
Interest paid	$20,775	$20,552	$13,513

Income taxes paid	$11,083	$10,044	$20,444

Supplemental schedule of noncash investing and financing activities:
During 2001, the Company acquired assets of certain distribution operations of the fluid power business of Danfoss A/S in exchange for 2,091 shares of common stock. The consideration paid and allocation is as follows:
Consideration paid:
Common stock issued	—	$18,298	—
Other liabilities assumed	—	6,497	—

	—	$24,795	—
Allocated to:
Inventory	—	$7,248	—
Accounts receivable	—	9,020	—
Other current assets	—	902	—
Property, plant and equipment	—	193	—
Goodwill and other intangibles	—	7,432	—

	—	$24,795	—
During 2000, the Company acquired Danfoss Fluid Power Companies in exchange for 16,150 shares of common stock. The consideration paid and allocation is as follows:
Consideration paid:
Common stock issued	—	—	$180,232
Long-term debt assumed	—	—	81,180
Other liabilities assumed	—	—	65,520

	—	—	$326,932
Allocated to:
Cash acquired	—	—	$12,563
Inventory	—	—	48,786
Other current assets	—	—	68,503
Property, plant & equipment	—	—	141,255
Goodwill and other intangibles	—	—	55,825

	—	—	$326,932

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation —

        Sauer-Danfoss Inc., a U.S. Delaware corporation, and subsidiaries (the Company) is a leading international manufacturer of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers of mobile equipment, including construction, road building, agricultural, turf care, and specialty vehicle equipment. The Company's products are sold throughout the world either directly or through distributors.

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

Use of Estimates —

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Principles —

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands the financial disclosures concerning business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting level using a two-step impairment test.

        Effective January 1, 2002, the Company adopted SFAS No. 142. In connection with the adoption of SFAS No. 142, the Company reclassified $6,091 of "Established Workforce" from other intangibles into goodwill and performed an evaluation of goodwill as of January 1, 2002. The results of this evaluation indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired. The performance of this reporting unit has not met management's original expectations, primarily due to economic factors and the competitive nature of this commodity-type product. The Company measured the amount of impairment based on a comparison of the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology by applying an appropriate weighted average cost of capital, and cost methodology. The Company recognized a $695 noncash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit. The Company expects the performance of the open circuit business to improve over the next few years as a result of product rationalization and the moving of manufacturing into lower-cost countries. The Company remains committed to this business.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance as of January 1, 2002	$28,485	$17,718	$42,704	$88,907
Reclassification of established workforce	2,725	1,609	1,757	6,091
Goodwill acquired during period	—	—	8,291	8,291
Impairment losses	—	(695)	—	(695)
Translation adjustment				2,694

Balance as of December 31, 2002	$31,581	$18,929	$51,759	$105,288

        In June 2002, FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 15, 2002, when they are incurred, rather than when management commits to a plan to exit an activity. While the Company is undergoing a number of activities to restructure its sales and distribution activities in Europe and to rationalize certain production facilities and products in the future, the Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or net income. There were no costs associated with these plans recorded in the financial results for the year ended December 31, 2002.

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

Trade Receivables —

        The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its customers. Where the Company becomes aware of a customer's inability to meet its financial obligations (i.e., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

Inventories —

        Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor and factory overhead. The percentage of year-end inventory using average cost, first-in, first-out (FIFO), and last-in, first-out (LIFO) was 55%, 28%, and 17%, respectively, for 2002 and 51%, 28%, and 21%, respectively, for 2001. The change in the percentage mix of year-end inventory between 2002 and 2001 is due to the use of average cost by the locations acquired during 2002.

Property, Plant and Equipment and Depreciation —

        Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 12 years. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($20,264, $22,012, and $22,059 in 2002, 2001, and 2000, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in net income.

Goodwill and Other Intangible Assets —

        Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchase of businesses. Prior to 2002, goodwill and other intangibles were being amortized on a straight-line basis over periods ranging from 2 to 40 years or the specific remaining identifiable life on a straight-line basis. Beginning in 2002 with the adoption of SFAS No. 142 as noted above, the Company no longer amortizes goodwill and will write down goodwill only for impairments. Other intangibles with remaining identifiable lives will continue to be amortized as they have been in the past. Goodwill was $105,288 and $88,907 as of December 31, 2002 and 2001, net of accumulated amortization and impairment of $9,364 in 2002 and of accumulated amortization of $8,669 in 2001. Amortization of other intangibles was $3,642 in 2002. Amortization of goodwill and other intangibles was $6,946 for 2001 and $2,499 for 2000.

Product Warranty —

        The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products. In these instances, the Company will record a specific provision for the costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. In addition, the Company records a provision for future warranty claims against its applicable product sales based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. This analysis is prepared quarterly. The following table shows the activity in the accrued warranty account during 2002:

Year Ended December 31, 2002
Balance at January 1, 2002	$8,472
Amounts assumed in acquisitions	434
Charged to costs and expenses	7,482
Charges to provision	(2,763)
Effect of exchange rate changes	617

Balance at December 31, 2002	$14,242

Impairment of Long-Lived Assets and Assets to be Disposed Of —

        Consistent with the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset is impaired, the Company recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets. During 2001, the Company closed a manufacturing plant in Racine, Wisconsin, as part of a restructuring related to an acquisition. An independent third-party appraisal was obtained and the Company has adjusted the carrying value of the facility to its held-for-sale amount of $6,900. The Company is actively pursuing offers to sell the facility, but as of December 31, 2002, there were no formal offers in hand. The carrying value of the facility is included in the assets of the Corporate Function segment in Note 15. Based upon its most recent analysis, the Company believes that no further impairments existed at December 31, 2002.

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

Earnings Per Share —

        Basic net income per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those restricted stock shares for which market price exceeds exercise price, if any, less shares which could have been purchased by the Company with the related proceeds. Shares resulting in an antidilutive effect are excluded in accordance with SFAS No. 128, "Earnings per Share."

Fair Value of Financial Instruments —

        Fair value estimates, methods, and assumptions are set forth below.

        The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximates fair value because of the short-term nature of these instruments.

        The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities. At December 31, 2002, the Company estimated the fair value of its long-term debt, including amounts due within one year, at $266,998, compared to $246,557 at December 31, 2001. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Derivatives and Hedging —

        During 2002, the Company entered into a foreign currency hedge contract to protect against the effects of foreign currency fluctuations for a loan to the U.S. holding company from a Danish bank denominated in euros. At December 31, 2002, the notional amount of this hedge was 25,350 euros and expires in January 2005. The mark-to-market gain or loss due to currency fluctuations on both the loan and the currency contract are reported in Other Income (Expense) in the Consolidated Statements of Income. In addition, the Company assumed a foreign currency exchange contract through its acquisition of the Thrige Electric business in Denmark. The contract was recorded at its fair value at the date of acquisition. At December 31, 2002, the notional amount of this foreign currency exchange contract was $5,700 and expires in December 2003.

Reclassifications —

        Certain previously reported amounts have been reclassified to conform to the current period presentation.

(2) Business Ventures:

        On December 30, 1996, the German Holding Company and ZTS, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer ZTS, a.s. The German Holding Company contributed approximately $5,800 of cash and technology for a 65% interest in Sauer ZTS, a.s. During 1998, the Company contributed an additional $693 to increase its interest in Sauer ZTS, a.s. to 87.8%. During 2000, the Company contributed $138 to increase its interest in Sauer ZTS, a.s. to 88.4%. During 2001, the Company contributed $1,491 to increase its interest in Sauer ZTS, a.s. to 89.6% and changed the name of the company to Sauer-Danfoss (Dubnica) a.s. During 2002, the Company contributed $879 to purchase the remaining interest in Sauer-Danfoss (Dubnica), a.s. The principal business of Sauer-Danfoss (Dubnica) a.s. is the manufacture of high power hydrostatic transmissions. The Company consolidates Sauer-Danfoss (Dubnica) a.s. into its consolidated financial statements.

        Effective April 1, 2001, the Company entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company called TSD Integrated Controls LLC (TSD). TSD operates out of the Company's Minneapolis, Minnesota, facility and out of a facility in Pleasanton, California. This new company focuses on the development and marketing of electronic systems used to control the work functions of vehicles. The Company owns 50.1% of TSD and accordingly, consolidates TSD into its consolidated financial statements.

        On September 27, 2001, the Company completed the transaction with Daikin Industries, Ltd. to establish two joint venture companies. The two companies, a sales company and a manufacturing company, will operate as part of the Company's global organization covering the Asia-Pacific region. The Company owns 65% of the sales company and 45% of the manufacturing company. Accordingly, the Company consolidates the sales company, and accounts for the manufacturing company under the equity method.

        During the first quarter 2002, the Company purchased a minority interest in Comatrol S.p.A. Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16,000 in annual sales. The Company, which paid approximately $8,400, owns 45% of Comatrol as a minority interest partner and has recorded its share of Comatrol's earnings using the equity method since the date of acquisition. The Company has the option to acquire additional ownership interest in Comatrol in two phases in the future. The first option period runs from March 1, 2003 through March 31, 2003, whereby the Company could acquire an additional 40% of Comatrol's total capital for approximately $8,500, at which time the Company would then consolidate the results of Comatrol. If the Company does not exercise this option by March 31, 2003, the option lapses. The second option period runs from April 1, 2004 through April 30, 2004, and allows for the Company to acquire the remaining 15% of Comatrol for approximately $3,400, contingent on exercising the first option described above. Should the Company elect to not exercise either of these two options, the sellers would then have a put option which would run from May 1, 2004 through May 31, 2004, during which time the sellers could require the Company to acquire the remaining outstanding shares of Comatrol for approximately the amounts referred to above in the Company's options, adjusted for provisions as defined in the agreement. Should the sellers not exercise their put option by May 31, 2004, all options would lapse and the Company would not be required to purchase any additional ownership interests in Comatrol.

(3) Business Combinations:

        During the second quarter 2002, the Company acquired the assets of the low-voltage motor business of Thrige Electric. The acquisition was an all cash transaction of approximately $17,400 and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany. Thrige Electric is engaged in the production of low-voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market. Thrige Electric has approximately 450 employees and annual sales of approximately $50,000. The Company owns 100% of the Thrige Electric operations and has consolidated the financial results of this business since the date of acquisition. The transaction resulted in approximately $8,300 of goodwill being recognized. The Company is completing its allocation of the purchase price to the assets and liabilities acquired, and expects to complete this by March 31, 2003.

(4) Minority Interests:

        Minority interest in net assets and income reflected in the accompanying consolidated financial statements consists of:

  a)
  A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership, for 2002, 2001 and 2000.

  b)
  The Murmann Limited Partners, as holders of limited partnership interests, in the results of the German Operating Company equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests through May 3, 2000.

  c)
  A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Company Ltd., a Chinese equity business venture for 2002, 2001, and 2000.

  d)
  A minority interest held by ZTS, a.s. in Sauer-Danfoss (Dubnica) a.s., a Slovakian corporation, equal to 10.4% for 2001, and 11.6% for 2000.

  e)
  A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss Daikin, Ltd., a Japanese corporation, since October 1, 2001.

  f)
  A 49.9% minority interest held by Topcon Laser Systems in TSD Integrated Controls LLC, a U.S. limited partnership, since April 1, 2001.

        The following tables set forth the components of minority interest in the consolidated balance sheets and consolidated statements of income:

Minority Interest Reflected in Consolidated Balance Sheets

	December 31,
	2002	2001
Hydro-Gear Limited Partnership	$21,739	$20,703
Sauer Shanghai Hydraulic Transmission Company	3,621	2,546
Sauer-Danfoss (Dubnica), a.s.	—	832
Sauer-Danfoss Daikin, Ltd.	1,362	1,181
TSD Integrated Controls LLC	396	319

Total	$27,118	$25,581

Minority Interest in (Income) Loss Reflected in Consolidated Statements of Income

	Years Ended December 31,
	2002	2001	2000
Hydro-Gear Limited Partnership	$(10,412)	$(7,690)	$(9,180)
German Operating Company	—	—	(1,486)
Sauer Shanghai Hydraulic Transmission Company	(934)	(76)	1,042
Sauer-Danfoss (Dubnica), a.s.	—	57	(36)
Sauer-Danfoss Daikin, Ltd.	(36)	96	—
TSD Integrated Controls LLC	(327)	(269)	—

Total	$(11,709)	$(7,882)	$(9,660)

        Until May 3, 2000, the Company was the general partner and 80% owner of the German Operating Company. The Murmann Limited Partners had certain rights, which included an annual cash payment equal to 7.6% of the income of Sauer Inc. and subsidiaries before taxes and the Murmann Limited Partnership Interests and the right to consent to certain actions of the German Operating Company. However, the Company had the right to elect by the action of its independent directors or the holders of its common stock other than the Murmann family to terminate the Murmann Limited Partnership Interests in exchange for 2,250 shares of common stock of Sauer Inc. As such, the Company controlled and consolidated the German Operating Company.

        As a result of the Danfoss Fluid Power acquisition, the Company elected, by the action of its independent directors, to terminate the limited partnership interests. Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company issued 2,250 shares of its common stock and paid the balance of the current accounts of the Limited Partners of $3,873. The difference between the fair market value of the shares issued and the historical basis of the limited partnership interest was considered to be a deemed dividend of $17,337 under common control accounting. In addition, the agreement required the Company to pay an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company for the limited partnership interests, but not to exceed 11,942 euros, $12,539 at December 31, 2002, using an exchange rate of 1.05 euros to the U.S. dollar. As of December 31, 2002, the Company has paid $3,254 toward this tax liability. However, the Murmann Limited Partners are currently in dispute in the German tax courts over the total amount of tax liability related to this transaction. Although the Company may ultimately be liable for additional tax liability related to the termination of this agreement, there is no reasonable way to estimate the future outcome; therefore, no further accrual has been made at this time. However, the Company believes that the outcome of this matter will not have a materially adverse effect on its results of operations, liquidity or financial position.

(5) Inventories:

        The composition of inventories is as follows:

	December 31,
	2002	2001
Raw materials	$60,143	$49,839
Work in process	30,662	23,343
Finished goods and parts	82,841	77,189
LIFO allowance	(8,960)	(8,719)

Total	$164,686	$141,652

(6) Property, Plant and Equipment:

        The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2002	2001
Cost —
Land and improvements	$13,663	$8,083
Buildings and improvements	111,980	102,485
Machinery and equipment	842,143	711,098
Construction in progress	34,207	48,072
Plant and equipment under capital lease	13,935	2,373

Total cost	1,015,928	872,111
Less — accumulated depreciation	(572,781)	(448,916)

Net property, plant and equipment	$443,147	$423,195

        Depreciation expense for 2002, 2001, and 2000 was $68,514, $62,528, and $50,839, respectively.

(7) Pension Benefits:

        The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company's funding policy outside of Germany is to contribute annually an amount that falls within the range determined to be deductible for income tax purposes. The net pension liabilities reflected in the accompanying consolidated balance sheets result principally from unfunded pension plans of the Company's operations in Germany, where it is common practice to fund pension obligations at the time payments are made to retirees, and the unfunded portion of the U.S. plan.

        Pension expense for 2002, 2001, and 2000 for these defined benefit plans consists of the following components:

	December 31,
	2002	2001	2000
Service cost	$3,538	$3,240	$3,298
Interest cost	7,919	7,151	6,820
Expected return on plan assets	(6,824)	(6,945)	(6,892)
Amortization of prior service cost	562	592	426
Amortization of net loss	267	132	46
Amortization of transition obligation	—	(251)	(262)

Net periodic pension expense	$5,462	$3,919	$3,436

        The following table sets forth the plans' funded status as of the respective balance sheet dates. Prior to 2002, the Company's U.K. plan had a funded status of Assets Exceed Accumulated Benefits and has been shown separately in the table below. As of December 31, 2002, the U.K. plan now has a funded status of having Accumulated Benefits Exceed Assets. However, for comparison purposes and due to the fact that the U.K. plan still has a net asset amount recognized in the consolidated balance sheets, the U.K. plan is still shown separately in the following table as of December 31, 2002.

	December 31, 2002		December 31, 2001
	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets
Benefit obligation at January 1	$(23,742)	$(89,961)	$(17,747)	$(85,813)
Service cost	(1,073)	(2,465)	(775)	(2,465)
Interest cost	(1,455)	(6,464)	(1,156)	(5,995)
Benefit obligation assumed by acquisition	—	(1,140)	—	(802)
Plan participant contributions	(329)	—	(351)	—
Plan amendments	(1,276)	—	(4,320)	(1,866)
Actuarial gain (loss)	1,228	(13,820)	(897)	1,530
Benefit payments	875	4,793	1,143	4,672
Effect of exchange rate changes	(2,654)	(4,193)	361	778

Benefit obligation at December 31	(28,426)	(113,250)	(23,742)	(89,961)

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	24,052	65,450	27,941	60,606
Plan assets assumed by acquisition	—	—	—	122
Actual return on plan assets	(2,849)	(1,907)	(3,024)	5,348
Employer contributions	1,022	87	664	2,954
Effect of exchange rate changes	2,368	179	(737)	—
Plan participants' contributions	329	—	351	—
Benefit payments	(875)	(4,188)	(1,143)	(3,580)

Fair value of plan assets at December 31	24,047	59,621	24,052	65,450

Funded status at December 31	(4,379)	(53,629)	310	(24,511)
Unrecognized prior service cost	1,576	3,450	305	3,067
Unrecognized actuarial (gain) loss	9,186	11,053	5,145	(9,061)
Unrecognized net transition obligation	—	—	66	—

Net amount recognized	$6,383	$(39,126)	$5,826	$(30,505)

        Amounts recognized in the balance sheet as of:

	December 31, 2002		December 31, 2001
	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets	Assets Exceed Accumulated Benefits	Accumulated Benefits Exceed Assets
Long-term pension asset (liability)	$6,383	$(42,747)	$5,826	$(31,608)
Current pension liability	—	(2,147)	—	—
Intangible asset	—	2,999	—	—
Accumulated other comprehensive income	—	2,769	—	1,103

Net amount recognized	$6,383	$(39,126)	$5,826	$(30,505)

        Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2002	2001	2000
Discount rates —
United States	7.0%	7.5%	7.5%
Germany	5.8 - 6.5	6.5	6.5
United Kingdom	5.5	5.8	7.0
Rates of increase in compensation levels —
United States	4.5	4.5	4.5
Germany	2.5	2.5	2.5
United Kingdom	3.5	3.8	5.0
Expected long-term rate of return on assets —
United States	8.5	8.5	8.5
United Kingdom	6.5	6.8	7.0

        The plans' assets consist principally of short-term U.S. Government securities, U.K. Government securities, equity securities, and fixed income contracts.

(8) Postretirement Benefits Other than Pensions:

        The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. Health benefits for retirees of non-U.S. operations, where applicable, are provided through government-sponsored plans to which contributions by the Company are required. The health benefit plans covering certain groups of U.S. employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

        The components of the postretirement benefit provisions of the Company-sponsored plans for 2002, 2001, and 2000 were as follows:

	2002	2001	2000
Service cost	$528	$438	$413
Interest cost	1,476	1,258	1,186
Net deferral and amortization	158	24	24

Postretirement benefit provision	$2,162	$1,720	$1,623

        The funded status of the Company-sponsored plans was as follows:

	December 31,
	2002	2001
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(19,368)	$(17,629)
Service cost	(528)	(438)
Interest cost	(1,476)	(1,258)
Actuarial gain (loss)	(2,626)	(1,115)
Benefit payments	1,692	1,072

Accumulated postretirement benefit liability at December 31	(22,306)	(19,368)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	1,692	1,072
Benefit payments	(1,692)	(1,072)

Fair value of plan assets at December 31	—	—

Funded status	(22,306)	(19,368)
Unrecognized actuarial loss	5,524	3,031

Postretirement benefit liability	$(16,782)	$(16,337)

        The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 11.0% for 2003 and is assumed to decrease ratably in 2004 through 2005 and remain level at 5.0% thereafter.

        U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

        A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2002, by $1,896, and increased or decreased postretirement benefit expense for 2002 by $218. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.0% for 2002, and 7.5% for 2001 and 2000.

(9)    Long-Term Incentive Plan:

        The Company's Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares and other incentive awards to officers and key employees and for the reimbursement to certain participants for the personal income tax liability resulting from such awards. The total number of shares of common stock that may be subject to awards or be issued under the Long-Term Incentive Plan shall not exceed 2,400 shares, of which no more than 1,200 shares may be issued as restricted stock.

        The Company also has a Nonemployee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not also employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250 shares.

        During 2002 and 2001, the Company awarded 8 shares of restricted stock in each of the years to nonemployee directors and 242 and 220, respectively, of performance units to employees. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. The performance units entitle the participants to an amount equal to the Company's dividends and vest after three years with the Company recognizing compensation expense over the vesting period based on the market price of the shares over the vesting period.

        Unearned compensation related to the restricted stock is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the life of the grants. Unearned compensation was computed based on the market value of the restricted shares. Compensation expense recognized in conjunction with the restricted stock outstanding in 2002, 2001, and 2000 amounted to $71, $43, and $1,735, respectively.

(10)    Income Taxes:

        The Company's income (loss) before income taxes is as follows:

	Years Ended December 31,
	2002	2001	2000
United States	$(2,119)	$(8,104)	$17,693
European and other	23,478	15,703	26,460

Total	$21,359	$7,599	$44,153

        The Company's primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

        The (provision) benefit for income taxes by taxing jurisdiction location is as follows:

	Years Ended December 31,
	2002	2001	2000
Current:
United States
Federal	$424	$6,009	$(6,544)
State	(966)	1,026	(346)
European and other	(9,498)	(8,405)	(9,154)

Total current	(10,040)	(1,370)	(16,044)

Deferred:
United States
Federal	1,574	(2,158)	(554)
State	278	(576)	445
European and other	801	1,235	(1,075)

Total deferred	2,653	(1,499)	(1,184)
Total income tax provision	$(7,387)	$(2,869)	$(17,228)

        A reconciliation of the U.S. statutory and effective income tax provision (benefit) based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2002	2001	2000
U.S. statutory tax rate	35.0%	35.0%	35.0%
Deferred tax benefit not previously recognized	—	(18.2)	(0.6)
Goodwill and nondeductible expenses	2.1	16.5	2.7
European and Asian locations' losses not tax benefited	1.8	14.3	1.2
U.S. tax on distributed foreign earnings	—	—	1.8
Taxes on European locations' income at rates which differ from the U.S. rate	(8.4)	(7.5)	(1.9)
State income taxes	1.9	(2.9)	0.8
Other	2.2	0.6	—

Effective income tax rate	34.6%	37.8%	39.0%

        The components of the Company's net deferred tax assets and (liabilities), determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2002		2001
	Assets	Liabilities	Assets	Liabilities
Tax loss and tax credit carryforwards	$25,417	—	$24,265	$312
Internal Revenue Code Section 743 and other tax basis step-ups	2,205	—	2,269	—
Deferred compensation, post-retirement and accrued pension benefits	3,715	7,729	2,910	8,929
Fixed asset basis differences	2,438	(41,463)	2,487	(39,201)
Restructuring accruals	—	—	—	468
Inventory and warranty accruals	10,649	(1,031)	8,840	(219)
Intangible asset fair market value step-up	—	(9,679)	—	(12,306)
Other items	4,148	(334)	2,078	(974)

Gross deferred tax assets/(liabilities)	48,752	(44,778)	42,849	(42,991)
Valuation allowance	(23,648)	—	(22,732)	—

Net deferred tax assets/(liabilities)	24,924	(44,778)	20,117	(42,991)
Less-current portion	(6,853)	—	(8,478)	—

Net deferred tax assets/(liabilities), long-term	$18,071	$(44,778)	$11,639	$(42,991)

        For the years ended December 31, 2002 and 2001, the valuation allowance increased by $916 and $1,168, respectively. The 2002 and 2001 increases stem primarily from valuation allowances established against foreign tax credits generated. To the extent the unrecognized tax benefit of certain acquired net operating loss carryforwards are recognized in the future, the tax benefits of such recognition will reduce goodwill. At December 31, 2002 and 2001, approximately $17,312 of the valuation allowance related to the acquired net operating loss carryforwards.

        As of December 31, 2002 and 2001, the Company had not provided U.S. federal income taxes on $94,571 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to substantially reduce any U.S. tax liability if these foreign earnings were remitted.

        The Company had the following tax return carryforwards available to offset future years' taxable income at December 31, 2002:

	Amount	Expiration Dates
German net operating losses	$60,659	None
U.S. net operating losses	$56,106	2003—2018
Other foreign net operating losses	$3,403	2003—2012
State net operating losses	$2,881	2012—2022
Foreign tax credits (available to offset U.S. taxes)	$4,990	2005—2006

        The German net operating losses reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company's primary German operations as a flow-through entity for U.S. tax purposes. Accordingly, no deferred tax asset has been established for the German loss carryforwards. IRC Section 382 will limit the U.S. loss carryforwards.

        The Internal Revenue Service (IRS) has audited the Company's federal income tax returns for fiscal years 1997 and 1998. The Company received a notice of proposed tax deficiency for the two years and filed an appeal on October 12, 2001, in response to that IRS notice. Final proposed adjustments have not been received for these years. Although the outcome of such review cannot be predicted with certainty and no assurances can be given with respect to such reviews, the Company believes that the ultimate outcome of this review will not have a materially adverse effect on its results of operations, liquidity or financial position.

(11)    Notes Payable and Long-Term Debt:

        Long-term debt consisted of the following:

	December 31,
	2002	2001
U.S. Revolving Credit Facility, due through 2003	$22,050	$68,000
U.S. 1997 Senior Notes, due through 2007	19,000	22,000
U.S. 2000 Senior Notes, due through 2010	35,000	35,000
U.S. Industrial Development Revenue Bonds, due through 2026	8,530	8,530
German Long-Term Bank Facilities maturing through 2018	52,992	37,720
Danish Long-Term Bank Facilities, due through 2006	114,102	60,824
Other borrowings	10,609	13,679

Total debt	262,283	245,753
Less — scheduled current maturities	(27,085)	(9,727)

Total long-term debt	$235,198	$236,026

        The U.S. Revolving Credit Facility, dated October 6, 2000, permits the Company to choose between two interest rate options and to specify what portion of the loan is covered by a specific interest rate option and the applicable funding period to which the interest rate option is to apply. The interest rate options are based on the bank's prime lending rate and LIBOR. The Revolving Credit Facility permits unsecured borrowings up to $90,000. The Company pays a commitment fee on the unused portion of the U.S. Revolving Credit Facility to have the funds available. As of December 31, 2002, this fee was 0.25% and the Company had incurred $121 of expense in 2002 as a result of this commitment fee. At December 31, 2002 and 2001, the weighted average interest rate on outstanding borrowings was approximately 2.8% and 3.8%, respectively.

        The U.S. Revolving Credit Facility contains certain restrictions, including limitations on the payment of dividends. The U.S. Revolving Credit Facility also requires the U.S. Operating Company to maintain certain minimum levels of profitability and cash flow as defined. Finally, the U.S. Revolving Credit Facility requires the maintenance of minimum tangible net worth and maximum leverage (as defined). The U.S. Operating Company was in compliance with the requirements at December 31, 2002. Although the Company is currently meeting these covenants, certain factors such as the uncertain economy in the U.S. coupled with the Company's financial performance could put the Company at risk of continuing to meet these covenants. As of December 31, 2002, the entire outstanding balance of the U.S. Revolving Credit Facility is classified as current since the agreement ends in October 2003.

        On December 15, 1997, the U.S. Operating Company issued $25,000 of 6.68% Senior Notes (1997 Senior Notes). The 1997 Senior Notes have remaining annual repayments on December 15, 2003, through December 15, 2007. The 1997 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios that are similar to the U.S. Revolving Credit Facility. At December 31, 2002, the U.S. Operating Company was in compliance with these requirements.

        On October 1, 2000, the U.S. Operating Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios that are similar to the U.S. Revolving Credit Facility. At December 31, 2002, the U.S. Operating Company was in compliance with these requirements.

        On May 1, 1996, the U.S. Operating Company issued $9,000 of Industrial Development Revenue Bonds (Bonds) of which $8,530 remains outstanding. The Bonds are at variable interest rates. At December 31, 2002 and 2001, the interest rate on the bonds was 1.60% and 1.75%, respectively. The Bonds are secured by a bank letter of credit, which expires on May 22, 2004. The Bonds contain certain covenants and restrictions similar to those included in the U.S. Revolving Credit Facility. At December 31, 2002, the U.S. Operating Company was in compliance with these requirements.

        The German Long-Term Bank Facilities represent a series of long-term bank facilities, with an aggregate principal of $52,922 at December 31, 2002. These facilities generally carry fixed rates of interest, ranging from 4.6% to 6.9%. These facilities contain a variety of repayment schedules and have final maturities ranging from December 2003 through June 2018.

        The Danish Long-Term Bank Facilities represent a series of long-term bank facilities, with an aggregate principal of $114,102 at December 31, 2002. The Danish Long-Term Facilities require the Company to maintain certain minimum levels of profitability and equity (as defined). The Company was in compliance with the requirements at December 31, 2002. The facilities bear interest at a rate of 5.35% at December 31, 2002 on $71,674 of the drawn portion, and 5.65% on the drawn portion in excess of that amount.

        Payments required on long-term debt outstanding as of December 31, 2002, during the years ending 2003 through 2007 and for years thereafter, are $27,085, $7,077, $6,007, $120,539, $8,301 and $93,274, respectively.

        The Company also maintains revolving credit facilities, notes payable and bankers' acceptances for its European and other operations. The German Operating Company's credit agreement contains restrictions similar to those in the U.S. Operating Company's agreements. The German Operating Company was in compliance with the requirements at December 31, 2002. At December 31, 2002, accounts receivable, inventories, property, plant and machinery and equipment in the amount of $4,798 were pledged as collateral under these European and other operations credit facilities.

        The weighted average interest rates on short-term borrowings at year-end were 3.6% in 2002, 4.6% in 2001 and 7.1% in 2000.

(12)    Related Party Transactions:

        In connection with the acquisition of DFP on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized under these agreements for 2002, 2001, and 2000 was $8,525, $8,573, and $5,354, respectively. Payments required under these agreements as of December 31, 2002, during the years ending 2003 though 2007 and for years thereafter, are $8,299, $7,219, $7,163, $7,167, $5,045, and $73,540, respectively.

(13)    Commitments, Contingencies, and Guarantees:

        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2002, 2001, and 2000 was $11,513, $10,457, and $7,840, respectively.

        Minimum future rental commitments under all noncancelable operating leases as of December 31, 2002, during the years ending 2003 through 2007 and for the years thereafter, are $13,423, $11,880, $10,707, $9,929, $6,579, and $61,116, respectively.

        The Company also leases certain facilities and equipment under capital leases. Minimum future lease payments under all noncancelable capital leases as of December 31, 2002, during the years ending 2003 through 2007 and for the years thereafter, are $715, $677, $620, $619, $756, and $9,535, respectively.

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

(14)    Quarterly Financial Data (Unaudited):

	Quarter
	First	Second	Third	Fourth	Total
2002
Net sales	$243,048	$264,117	$223,920	$221,223	$952,308
Gross profit	$59,041	$68,093	$47,583	$44,712	$219,429
Net income (loss)	$6,755	$9,394	$(519)	$(1,658)	$13,972
Basic and diluted net income (loss) per common share	$0.16	$0.20	$(0.01)	$(0.03)	$0.29
2001
Net sales	$261,102	$221,641	$183,474	$189,062	$855,279
Gross profit	$65,399	$52,438	$34,418	$40,978	$193,233
Net income (loss)	$12,249	$4,172	$(7,663)	$(4,028)	$4,730
Basic and diluted net income (loss) per common share	$0.27	$0.09	$(0.16)	$(0.08)	$0.10
2000
Net sales	$163,479	$225,772	$197,366	$195,920	$782,537
Gross profit	$42,906	$60,288	$50,263	$47,554	$201,011
Net income	$8,167	$10,128	$5,331	$3,299	$26,925
Basic and diluted net income per common share	$0.30	$0.26	$0.12	$0.07	$0.69

(15)    Segment and Geographic Information:

        Beginning in 2002, the Company has changed the way it reports its operating segments to reflect the changes in its organizational structure around its various product lines of Propel, Work Function and Controls. To permit comparisons to at least one prior year, the Company has compiled information for 2001 on the same basis as that used in 2002. It was not practicable to compile information for 2000 on the same basis. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment's portion of the total Company's net income, excluding net interest, income taxes, minority interest, and equity in net earnings of affiliates. The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2002 and 2001, respectively:

	Propel	Work Function	Controls	Corporate Function	Total
2002
Trade sales	$440,221	$294,952	$217,135	$—	$952,308
Segment income (loss)	47,269	19,483	5,804	(22,879)	49,677
Depreciation expense	31,713	18,987	10,899	6,915	68,514
Total assets	351,458	264,685	188,291	166,659	971,093
Capital expenditures	10,936	17,000	10,581	3,761	42,278
2001
Trade sales	$399,509	$268,411	$187,359	$—	$855,279
Segment income (loss)	36,941	9,589	6,575	(20,246)	32,859
Depreciation expense	30,599	17,562	8,353	6,014	62,528
Total assets	351,426	252,608	138,640	142,307	884,981
Capital expenditures	24,930	25,034	14,047	5,686	69,697

        The following table presents comparative information for the three years ending December 31, 2002, in the format of the Company's prior segment reporting. This is being shown in accordance with SFAS

No. 131, "Disclosures about Segments of an Enterprise and Related Information," since the Company does not have comparable information for its new segmentation for the year ended December 31, 2000.

	Americas	Europe	All Other	Eliminations		Total
2002
Trade sales	$449,980	$440,120	$62,208	$—		$952,308
Intersegment sales	40,383	71,017	1,418	(112,818)	(1)	—
Interest income	219	4,730	342	—		5,291
Interest expense	6,262	14,954	1,294	—		22,510
Depreciation and amortization	33,368	31,896	6,892	—		72,156
Net income (loss)	7,167	14,818	(8,013)	—		13,972
Total assets	338,731	513,604	152,977	(34,219)	(3)	971,093
Capital expenditures	12,597	26,451	3,230	—		42,278
2001
Trade sales	$449,265	$378,435	$27,579	$—		$855,279
Intersegment sales	36,732	70,399	1,432	(108,563)	(1)	—
Interest income	630	2,592	552	—		3,774
Interest expense	9,258	11,878	15	—		21,151
Depreciation and amortization	33,062	28,515	7,897	—		69,474
Net income (loss)	(3,988)	10,560	(1,842)	—		4,730
Total assets	368,151	402,809	145,444	(31,423)	(3)	884,981
Capital expenditures	28,062	41,182	453	—		69,697
2000
Trade sales	$449,343	$327,410	$5,784	$—		$782,537
Intersegment sales	43,617	58,288	1,696	(103,601)	(1)	—
Interest income	521	2,849	935	—		4,305
Interest expense	6,102	9,254	143	—		15,499
Depreciation and amortization	27,195	19,224	6,919	—		53,338
Net income (loss)	12,449	16,776	(814)	(1,486)	(2)	26,925
Total assets	353,814	429,782	109,817	(52,450)	(3)	840,963
Capital expenditures	35,086	32,646	199	—		67,931

Eliminations:

(1)
Elimination of intersegment sales.

(2)
Net income eliminations—minority interest in German operating company.

(3)
Total assets eliminations:

	2002	2001	2000
Intersegment receivables	$(19,225)	$(20,027)	$(40,226)
Intersegment profit in inventory and other	(14,994)	(11,396)	(12,224)

Total assets eliminations	$(34,219)	$(31,423)	$(52,450)

        A summary of the Company's net sales by product line is presented below:

	Net Sales
	2002	2001	2000
Hydrostatic transmissions	$440,221	$400,367	$469,236
Open circuit gear pumps and motors and piston pumps	294,952	270,992	143,283
Mobile electronics and controls	217,135	183,920	170,018

Total	$952,308	$855,279	$782,537

        A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)			Long-Lived Assets (2)
	2002	2001	2000	2002	2001
United States	$418,692	$411,881	$409,807	$214,224	$238,122
Germany	87,234	80,080	67,558	61,069	46,868
Italy	65,254	55,350	48,002	9,376	8,783
France	46,311	44,292	37,000	831	629
United Kingdom	51,468	47,139	43,749	25,020	24,823
Japan	36,184	12,573	4,936	411	446
Denmark (3)	15,090	14,678	11,890	177,712	160,669
Slovakia (3)	1,063	992	469	44,878	35,431
Other countries	231,012	188,294	159,126	56,371	42,998

Totals	$952,308	$855,279	$782,537	$589,892	$558,323

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

Report of Management

        The management of Sauer-Danfoss Inc. is responsible for the integrity and accuracy of the financial information contained in this annual report. Management believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and that the other information in this annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates, where necessary, to reflect the expected effects of events and transactions that have not been completed. In management's opinion, the financial statements present fairly the financial position, results of operations, and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

        Management of the Company is also responsible for maintaining a system of internal accounting controls and procedures designed to provide reasonable assurance at reasonable cost that assets are safeguarded against loss or unauthorized use and that financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit department that coordinates its activities with the Company's independent accountants.

        KPMG LLP has been retained to conduct an audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to provide an independent assessment that helps ensure fair presentation of the Company's consolidated results of operations, financial position, and cash flows.

        The Audit Committee of the Board of Directors is composed entirely of independent outside directors. The Committee meets periodically with management, internal auditors, and the independent accountants, both separately and jointly, to discuss internal accounting controls and the quality of financial reporting. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their audits and their opinions on the adequacy of internal controls and the quality of financial reporting.

David J. Anderson	Karl J. Schmidt
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Independent Auditors' Report

To the Shareholders of Sauer-Danfoss Inc.:

        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As described in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

/s/ KPMG LLP

Des Moines, Iowa
February 14, 2003

Schedule I
Sauer-Danfoss Inc. (Parent Only)
Condensed Balance Sheets
As of December 31, 2002 and 2001
(in thousands, except per share data)

	2002	2001
Assets
Current assets —
Cash	$—	$25
Other current assets	10,383	4,394

Total current assets	10,383	4,419
Receivables from subsidiaries	2,897	2,589
Intangible assets, net	75,776	89,991
Equity investment in subsidiaries*	310,990	256,823
Other	29,012	18,238

	$429,058	$372,060

Liabilities and Stockholders' Equity
Current liabilities	$4,956	$3,979
Payables to subsidiaries	1,045	—
Long-term debt	32,918	—
Other long-term liabilities	21,180	20,897

Total liabilities	60,099	24,876

Stockholders' equity —
Preferred stock, par value $.01 per share, authorized 4,500 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 75,000 in 2002 and 2001; issued and outstanding 47,419 in 2002, and 47,411 in 2001	474	474
Additional paid-in capital	313,760	313,662
Retained earnings	49,498	48,803
Accumulated other comprehensive income (loss)	5,346	(15,663)
Unamortized restricted stock compensation	(119)	(92)

Total stockholders' equity	368,959	347,184
Commitments and contingencies	—	—

	$429,058	$372,060

*
Equity investment in subsidiaries, net, reported in the above condensed balance sheet as of December 31, 2002, includes $127,194 and $24,391 of net worth related to the U.S. and German Operating Companies, respectively. The U.S. Operating Company is subject to financial covenants related to its Revolving Credit Facility that, among other things, require that the U.S. Operating Company maintain net worth (as defined) of not less than the sum of $93,000, plus 35% of the U.S. Operating Company's quarterly net income, if positive, for each fiscal quarter ending on or after September 30, 2000. At December 31, 2002, restricted net worth was $98,157. The German Operating Company is subject to similar financial covenants that require the German Operating Company to maintain net worth of not less than 15% of total assets. At December 31, 2002, restricted net worth was $11,366.

Schedule I (cont.)
Sauer-Danfoss Inc. (Parent Only)
Condensed Statements of Income
For the Years Ended December 31, 2002, 2001, and 2000
(in thousands, except per share data)

	2002	2001	2000
Equity earnings of subsidiaries	$21,824	$15,467	$28,339
Expenses, net —
Selling, general and administrative	16,369	14,512	9,541
Interest (income) expense	618	(546)	(861)
Other (income) expense, net	(3,400)	(419)	(8,245)

Expenses, net	13,587	13,547	435

Income from operations before income taxes	8,237	1,920	27,904
Provision for income taxes	5,735	2,810	(979)

Net income	$13,972	$4,730	$26,925

Basic and diluted net income per common share	$0.29	$0.10	$0.69

Weighted average basic shares outstanding	47,395	46,977	39,216

Weighted average diluted shares outstanding	47,404	46,980	39,217

Schedule I (cont.)
Sauer-Danfoss Inc. (Parent Only)
Condensed Statements of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000
(in thousands)

	2002	2001	2000
Cash flows from operating activities —
Net income	$13,972	$4,730	$26,925
Adjustments to reconcile net income to net cash provided by operating activities —
Equity earnings of subsidiaries	(21,824)	(15,467)	(28,339)
Dividends received from subsidiaries	2,607	8,166	27,335
Depreciation and amortization	5,756	7,228	4,230
Change in working capital	(5,013)	(2,549)	3,722
Other	(16,049)	6,654	7,203

Net cash (used in) provided by operating activities	(20,551)	8,762	41,076

Cash flows used in investing activities —
Purchase of property, plant and equipment	(2,134)	—	—
Cash paid for acquisitions, net of cash acquired	—	(3,500)	(3,765)

Net cash used in investing activities	(2,134)	(3,500)	(3,765)

Cash flows from financing activities —
Net financing from (to) subsidiaries	3,019	8,006	(20,147)
Net borrowing of long-term debt	32,918	—	—
Cash dividends	(13,277)	(13,275)	(11,440)
Repurchase of common stock	—	—	(5,722)

Net cash provided by (used in) financing activities	22,660	(5,294)	(37,309)

Cash —
Net increase (decrease) during the year	(25)	(7)	2
Beginning balance	25	32	30

Ending balance	$—	$25	$32

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2000, 2001, and 2002
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off and Adjustments to Allowance	Balance at End of Year
For the year ended December 31, 2000:
Allowance for doubtful accounts	$3,195	621	(228)	$3,588
For the year ended December 31, 2001:
Allowance for doubtful accounts	$3,588	4,350	(2,368)	$5,570
For the year ended December 31, 2002:
Allowance for doubtful accounts	$5,570	428	(2,626)	$3,372

Report of KPMG LLP on Financial Statement Schedules

To the Shareholders of Sauer-Danfoss Inc.:

        Under date of February 14, 2003, we reported on the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14.(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2002, 2001 and 2000 financial statement schedules based on our audits.

        In our opinion, the financial statement schedules, when considered in relation to the 2002, 2001 and 2000 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

Des Moines, Iowa
February 14, 2003

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
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
  Item 14. Controls and Procedures
PART IV
SIGNATURES
Schedule I
Schedule II