Form 10-Q
period 2003-03-30
SAUER DANFOSS INC
filed 2003-05-14
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☒    No  ☐

As of May 1, 2003, 47,418,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002

Net Sales	$300,425	$243,048

Costs and Expenses:
Cost of sales	228,751	184,007
Selling, general and administrative	36,507	30,360
Research and development	10,380	9,359

Total costs and expenses	275,638	223,726

Operating income	24,787	19,322

Nonoperating Income (Expenses):
Interest expense, net	(4,117)	(4,243)
Other, net	(1,349)	302

Nonoperating expenses, net	(5,466)	(3,941)

Income Before Income Taxes and Minority Interest	19,321	15,381

Minority Interest in Income of Consolidated Companies	(4,862)	(3,583)

Equity in Net Earnings of Affilliates	375	—

Income Before Income Taxes	14,834	11,798

Provision for Income Taxes	(4,669)	(4,348)

Net Income Before Cumulative Effect of Change in Accounting Principle	10,165	7,450
Cumulative effect of change in accounting principle	—	(695)

Net income	$10,165	$6,755

Basic and diluted net income per common share, before cumulative effect of change in accounting principle	$0.21	$0.16
Cumulative effect of change in accounting principle	—	(0.02)

Basic and diluted net income per common share	$0.21	$0.14

Dividends declared per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	(Unaudited) March 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$11,414	$12,397
Accounts receivable, less allowances	203,949	153,643
Inventories	156,056	164,686
Other current assets	20,383	23,057
Total current assets	391,802	353,783

Property, Plant and Equipment, net	435,135	443,147

Other Assets:
Goodwill, net	103,511	105,288
Other intangible assets, net	30,516	28,274
Investments in unconsolidated affiliates	9,652	9,347
Deferred income taxes	18,075	18,071
Other	14,376	13,183
Total other assets	176,130	174,163
	$1,003,067	$971,093

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$42,277	$56,010
Long-term debt due within one year	39,000	27,085
Accounts payable	79,850	69,441
Accrued salaries and wages	26,608	22,833
Accrued warranty	15,116	14,242
Other accrued liabilities	29,832	25,226
Total current liabilities	235,683	214,837

Long-Term Debt	238,488	235,198

Other Liabilities:
Long-term pension liability	41,326	42,747
Postretirement benefits other than pensions	16,782	16,782
Deferred income taxes	45,442	44,778
Other	20,699	20,674
Total other liabilities	124,249	124,981

Minority Interest in Net Assets of Consolidated Companies	29,633	27,118

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2003 and 2002; issued 47,419 in 2003 and 2002; outstanding 47,419 in 2003 and 2002	474	474
Additional paid-in capital	313,760	313,760
Retained earnings	56,344	49,498
Accumulated other comprehensive income	7,534	5,346
Unamortized restricted stock compensation	(98)	(119)
Total stockholders’ equity	378,014	368,959
Commitments and contingencies	—	—
	$1,003,067	$971,093

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total

Beginning Balance, December 31, 2002	47,419	$474	$313,760	$49,498	$5,346	$(119)	$368,959

Period Ended March 30, 2003 (Unaudited):
Comprehensive income:
Net income	—	—	—	10,165	—	—	—
Unrealized losses on foreign currency exchange contracts	—	—	—	—	(80)
Translation adjustment	—	—	—	—	2,268	—	—
Total comprehensive income	—	—	—	—	—	—	12,353
Restricted stock compensation	—	—	—	—	—	21	21
Cash dividends, ($.07 per share)	—	—	—	(3,319)	—	—	(3,319)
Ending balance	47,419	$474	$313,760	$56,344	$7,534	$(98)	$378,014

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
Cash Flows From Operating Activities:
Net income	$10,165	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	695
Depreciation and amortization	19,828	17,056
Minority interest in income of consolidated companies	4,862	3,583
Equity in net earnings of affiliates	(375)	—
Changes in working capital excluding effects of acquisitions:
Accounts receivable, net	(46,745)	(43,712)
Inventories	11,027	9,012
Accounts payable	8,011	9,851
Accrued liabilities	2,562	(4,263)
Other	6,168	3,397
Net cash provided by operating activities	15,503	2,374

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(7,918)	(6,016)
Payments for acquisitions, net of cash acquired	—	(6,554)
Proceeds from sale of property, plant and equipment	517	157
Net cash used in investing activities	(7,401)	(12,413)

Cash Flows From Financing Activities:
Net (repayments) borrowings on notes payable and bank overdrafts	(14,649)	10,292
Net borrowings of long-term debt	11,380	2,630
Cash dividends	(3,319)	(3,319)
Distributions to minority interest partners	(2,380)	(975)

Net cash (used in) provided by financing activities	(8,968)	8,628

Effect of Exchange Rate Changes	(117)	(103)

Cash and Cash Equivalents:
Net decrease during the period	(983)	(1,514)
Beginning balance	12,397	14,324

Ending balance	$11,414	$12,810

Supplemental Cash Flow Disclosures:
Interest paid	$1,837	$2,012
Income taxes paid	$2,233	$2,773

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands except per share data)
(Unaudited)

1)                                     Basis of Presentation and Use of Estimates -

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest.  The Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent owned) at its related equity in the net assets of such affiliate.  All significant intercompany balances, transactions and profits have been eliminated in the consolidated financial statements.

Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 30, 2003, and results of operations and cash flows for the thirteen weeks ended March 30, 2003 and March 31, 2002.  These consolidated financial statements and notes are to be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2003.

2)                                     Business Combinations -

During the first quarter 2002, the Company purchased a minority interest in Comatrol S.p.A.  Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16,000 in annual sales.  The Company, which paid approximately $8,000, owns 45% of Comatrol as a minority interest partner and has recorded its share of Comatrol’s earnings using the equity method since the date of acquisition.  During March 2003, the Company exercised its option to acquire an additional 40% of Comatrol’s total capital.  The Company completed the acquisition of the additional 40% of Comatrol’s total capital on April 10, 2003 by paying approximately $9,000.  The Company will begin consolidating the results of Comatrol as of April 10, 2003.  The Company has an additional option to acquire the remaining 15% of Comatrol in the future.  This option period runs from April 1, 2004 through April 30, 2004.  Should the Company not exercise their option, the seller then has an option running from May 1, 2004 through May 31, 2004 to require the Company to acquire the remaining 15% of the outstanding capital of Comatrol.  Should neither the Company nor the seller exercise their respective options, all such options would lapse. Due to the relative size of this acquisition to the total Company, pro forma financial statements are not deemed necessary.

3)                                     New Accounting Principles -

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141 “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  In connection with the adoption of SFAS No. 142, the Company reclassified $6,091 of “Established Workforce” from other intangibles into goodwill and performed an evaluation of goodwill as of January 1, 2002.  The results of this evaluation indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired.  The performance of this reporting unit has not met management’s original expectations, primarily due to economic factors and the competitive nature of this commodity-type product.  The Company measured the amount of impairment based on a comparison of the fair value to its carrying value.  Fair value was determined using a discounted cash flow methodology by applying an appropriate weighted average cost of capital.  The Company recognized a $695 noncash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit.  The Company expects the performance of the open circuit business to improve over the next few years as a result of product rationalization and the moving of manufacturing into lower-cost countries.  The Company remains committed to this business.

During the first quarter of 2003, the Company completed its annual test for goodwill impairment consistent with the method applied upon adoption in 2002. No impairment was indicated as of January 1, 2003 as a result of this test.

The changes in the carrying amount of goodwill for the thirteen weeks ended March 30, 2003 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance as of January 1, 2003	$32,030	$19,121	$54,137	$105,288
Purchase price allocation to other intangibles			(2,600)	(2,600)
Translation adjustments	250	150	423	823
Balance as of March 30, 2003	$32,280	$19,271	$51,960	$103,511

During the first quarter of 2003, the Company completed its allocation of purchase price related to the acquisition of the low-voltage motor business of Thrige Electric (TE) completed in the second quarter of 2002.  As a result of this purchase price allocation, $2,600 was identified as other intangible assets with definite lives.  This amount has been reclassed from goodwill to other intangible assets.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 15, 2002, when they are incurred, rather than when management commits to a plan to exit an activity.  While the Company is undergoing a number of activities to restructure its sales and distribution activities in Europe and to rationalize certain production facilities and products in the future, the Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company’s financial position or net income.  There were no costs associated with these plans recorded in the financial results for the thirteen weeks ended March 30, 2003.

The FASB recently issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by an entity if it is the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. This interpretation applies immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect the interpretation to have any effect on its consolidated financial position.

4)                                     Reclassification -

Certain previously reported amounts have been reclassified to conform to the current period presentation.

5)                                     Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those stock options and restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the stock options and restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen-week periods ending March 30, 2003, and March 31, 2002:

	March 30, 2003			March 31, 2002
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic net income	$10,165	47,395	$0.21	$6,755	47,395	$0.14
Effect of dilutive securities:
Stock options	—	57	—	—	—	—
Restricted stock	—	12	—	—	7	—
Diluted net income	$10,165	47,464	$0.21	$6,755	47,402	$0.14

The Company sponsors two stock-based compensation plans.  Refer to Note 9 in the Company’s 2002 annual report filed on Form 10-K.  Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Awards previously made under the Non-employee Director Stock Option and Restricted Stock plan vest over a three-year period and the effect of applying the fair value recognition provisions of FAS 123 are not considered significant.

Under the 1998 Long-Term Incentive Plan, the Board of Directors is authorized to grant stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees.  On March 5, 2003, the Board granted approximately 339 stock options and approximately 306 performance units to certain members of management under that plan.  The options become exercisable over a three-year vesting period with the ultimate number of options granted determined based on performance of the Company over the period as defined in the stock option agreements.  These options expire 10 years from the date of grant.  The performance units entitle the participants to an amount equal to the Company’s dividends and vest after three years. The Company recognizes compensation expense for both the stock options and performance units over the respective vesting period.

The Company utilized the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant.  The following table sets forth information used in determining fair value:

Weighted average fair value of options granted	$3.55
Dividend yields	3.0%
Expected volatility	49.0%
Risk-free interest rates	3.9%
Expected lives	10 years

At March 30, 2003, these are the only stock options outstanding and none of the options are exercisable.

6)                                     Segment and Geographic Information -

The Company's operating segments are organized around its various product lines of Propel, Work Function and Controls.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle.

The following table presents the significant items by operating segment for the results of operations for each of the thirteen-week periods ending March 30, 2003 and March 31, 2002, and balance sheet data as of March 30, 2003 and March 31, 2002, respectively:

Thirteen Weeks Ended:

	Propel	Work Function	Controls	Other	Total
March 31, 2003
Trade sales	$142,441	$88,430	$69,554	—	$300,425
Segment income (expense)	14,440	8,984	6,924	(6,910)	23,438
Depreciation expense	8,463	5,689	3,328	1,998	19,478
Capital expenditures	3,119	2,350	1,861	588	7,918
Total assets	362,990	278,896	197,907	163,274	1,003,667

March 31, 2002
Trade sales	$123,955	$72,812	$46,281	$—	$243,048
Segment income (expense)	13,914	6,477	2,980	(4,442)	18,929
Depreciation expense	7,536	4,429	2,237	1,829	16,031
Capital expenditures	2,395	2,391	1,008	222	6,016
Total assets	361,934	240,426	145,956	159,221	907,537

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived
	Thirteen Weeks Ended		Assets (2)
	2003	2002	2003	2002
United States	$132,844	$121,125	$209,730	$231,922
Germany	29,748	20,224	61,471	44,689
Italy	21,537	16,188	9,264	8,368
France	14,737	10,240	474	260
United Kingdom	12,459	11,992	23,825	23,594
Japan	8,427	7,296	432	292
Denmark (3)	8,532	3,843	176,724	156,240
Slovakia (3)	225	276	45,773	34,563
Other countries	71,916	51,864	55,845	52,443

Total	$300,425	$243,048	$583,538	$552,371

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Sauer-Danfoss Inc. and Subsidiaries (the Company)

Safe Harbor Statement - This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this quarterly report, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements.  Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, have recently been in a state of uncertainty, making it difficult to determine if past experience is a good guide to the future.  A continuing downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s major customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in our product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Overview

Sauer-Danfoss Inc. and subsidiaries (the Company) is a leading international supplier of components and systems that generate, transmit and control fluid power in mobile equipment.  The Company’s products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care and specialty equipment.  The Company designs, manufactures and sells its products in the Americas, Europe and the Asia-Pacific region, and sells its products throughout the rest of the world either directly or through distributors.

Results of Operations

Thirteen Weeks Ended March 30, 2003 Compared to Thirteen Weeks Ended March 31, 2002

Consolidated Results

Net income in the first quarter of 2003 was $10.2 million, or $0.21 per diluted share, compared with net income of $6.8 million, or $0.14 per diluted share in first quarter 2002.  The primary driver for this improvement has been led by the increased sales in 2003 over 2002 and by the Company’s broad-based cost control initiatives, particularly in the areas of fixed production costs, selling, general and administrative expenses, and research and development expenses.

Net sales for the first quarter of 2003 of $300.4 million increased by $57.4 million, or 23.6%, over the first quarter 2002 net sales of $243.0 million.  Excluding the impact of currency exchange fluctuations, net sales increased 13.4% (i.e. net sales of businesses outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed during 2002.)  Excluding the impact of both currency exchange fluctuations and acquisitions, net sales increased 8.6% over first quarter 2002.  Sales increased 8.5% in the Americas and 5.7% in Europe, excluding the impact of acquisitions and currency exchange fluctuations.  The Asia-Pacific region accounted for $4.1 million of increased sales, or an increase of 35.5%.  All operating segments contributed to the sales increase period over period as discussed below.

Gross profit for the first quarter of 2003 of $71.7 million increased $12.7 million or 21.5% from first quarter 2002 gross profit of $59.0 million.  Gross profit as a percentage of sales for the first quarter of 2003 was 23.9%, compared to 24.3% for 2002.  While fixed production costs were $8.1 million higher in 2003 compared to 2002, the Company has been focusing for the past several quarters on holding the line or reducing overall fixed production costs.  Excluding the impact of currency exchange fluctuations and acquisitions, fixed production costs actually only increased $1.8 million in the first quarter of 2003, or 5.2%.

The Company’s selling, general and administrative expenses increased $6.1 million, or 20.1%, over the first quarter 2002 reported amount of $30.4 million.  Excluding the impact of currency exchange fluctuations, selling, general and administrative expenses increased $2.7 million, and excluding the additional impact of acquisitions, these expenses increased by $2.0 million over first quarter 2002.  The Company’s efforts focused on controlling these fixed expenses has been successful in absorbing the general inflationary impact to these costs, but, not enough to offset the significant increases being incurred in the areas of increased pension, health care and insurance costs.

Research and development expenses for the first quarter of 2003 increased by $1.0 million over first quarter 2002 as reported.  However, excluding the impact of currency exchange fluctuations and acquisitions, these expenses were actually $0.3 million less than the 2002 levels.  While the Company was focused on reducing fixed costs in all areas of the business, the Company remains committed to investing in new technology and product development.  Much of the Company’s product development activities continue to be driven by ongoing customer inquiries.

Net nonoperating expenses for first quarter 2003 increased $1.6 million over first quarter 2002 due primarily to foreign currency exchange losses and losses on disposals of property, plant and equipment.  This increase was partially offset by slightly lower net interest expense by $0.1 million from 2002 levels.

The Company’s effective tax rate for the first quarter of 2003 of 31.5% was lower than the 2002 first quarter effective tax rate of 39.2%.  The primary drivers for the lower effective rate in 2003 is related to the mix of the Company’s net income with a higher portion of the Company’s net income being generated in countries with lower effective tax rates coupled with earnings being generated in countries where taxes have been reduced by tax effects attributable to prior operating loss carryforwards.

Business Segment Results

Propel Segment

Net sales for the Propel segment of $142.4 million increased $18.4 million, or 14.8%, from first quarter 2002 net sales of $124.0 million.  All geographic regions in which the Propel segment operates experienced net sales growth.  Excluding the impact of currency exchange fluctuations, net sales increased $11.4 million, or 9.2%.  Approximately $9.0 million of the increase in net sales was driven by the Company’s joint venture located in Sullivan, Illinois, which produces product for the turf care market.

Propel segment income for the first quarter of 2003 of $14.4 million increased $0.5 million, or 3.6%, over segment income of $13.9 million in 2002.  Propel segment income for the first quarter of 2003 was negatively impacted by a pretax charge of $0.8 million related to a product warranty claim.  Excluding the impact of currency exchange fluctuations, Propel segment income increased $1.2 million, with all of this increase being driven by the turf care market.

Work Function Segment

Net sales in the Work Function segment of $88.4 million for first quarter 2003 increased $15.6 million, or 21.4%, over 2002 first quarter net sales of $72.8 million.  Excluding the impact of currency exchange fluctuations, net sales increased $5.2 million, or 7.2%, from 2002.

Work Function segment income for the first quarter 2003 of $9.0 million increased $2.5 million, or 38.5%, over 2002 first quarter segment income of $7.2 million.  Excluding the impact of currency exchange fluctuations, Work Function segment income increased $0.6 million from 2002.  The Work Function segment was impacted by a one-time special pretax charge of $0.7 million in 2002 related to goodwill impairment.  Excluding this special charge and the impact of currencies, segment income for the Work Function segment actually decreased $0.1 million, or 1.4%, from 2002.

Controls Segment

Net sales in the Controls segment for first quarter 2003 of $69.6 million increased $23.3 million, or 50.3%, over 2002 first quarter segment net sales of $46.3 million.  Excluding acquisitions and the impact of currency exchange fluctuations, net sales for first quarter 2003 increased $3.2 million, or 7.0%, from the comparable 2002 levels.

Controls segment income for first quarter 2003 of $6.9 million increased $3.9 million, or 130.0%, from 2002 first quarter segment income of $3.0 million.  Excluding the impact of acquisitions and currency exchange fluctuations, the Controls segment income increased $2.2 million, or 73%, from 2002.

Corporate Function

The Company’s Corporate Function incurs costs that relate to worldwide services such as worldwide tax and accounting fees paid to outside third parties, certain insurance premiums, the amortization of intangible assets from certain business combinations, and internal global services departments, along with the operating costs of the Company’s executive office.  For first quarter 2003, total corporate charges amounted to $6.9 million, or an increase of $2.5 million from the 2002 charges of $4.4 million.  Primary drivers for this increase relate to the Company’s new executive office location in Lincolnshire, Illinois, that was not in place during the first quarter of 2002, along with higher insurance and outside services costs driven by the increased regulatory requirements in the U.S.  In addition, approximately $0.6 million of higher costs were incurred in 2003 for some of the Company’s strategic initiatives that were started in early 2003.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.  Currently, the Company is in the process of negotiating a new worldwide bank syndication agreement that is expected to close during the third quarter of 2003.

The Company generated a record cash flow from operating activities for the first quarter of 2003 of $15.5 million, which was an increase of $13.1 million from the first quarter 2002 of $2.4 million.  The increase in operating cash flow resulted primarily from substantially higher net income coupled with better overall working capital management.

Because the Company generated strong cash flows from operations and held the line on capital investments, the Company was able to repay net borrowings under short and long-term credit facilities by $3.3 million in the first quarter of 2003 compared to net borrowings of $12.9 million in the first quarter of 2002.  Further information regarding all of the Company’s future commitments under contractual obligations is set forth in the Company’s most recent annual report filed on Form 10-K.  Other than the change in net borrowings discussed above, there has been no material change in this information.  During 2003, the Company will be required to fund approximately $5.2 million into its U.S. pension plans.  The Company was not required to make any pension funding payments in 2002.

The cash provided by operating activities of $15.5 million have funded 2003 capital expenditures of $7.9 million, repayments of borrowings $3.3 million and dividends of $3.3 million.

Capital expenditures for the first quarter of 2003 of $7.9 million increased $1.9 million from the first quarter 2002 capital expenditures of $6.0 million.  While this is an increase over 2002, the Company continues to scrutinize cash outlays on capital expenditures due to the uncertain economic conditions worldwide and the fact that the Company currently has adequate capacity in place to handle expected sales levels in 2003.  The higher level of capital expenditures in prior years is now in place to support the Company’s future growth plans.  Current capital expenditures are focused primarily on repair and replacement of worn out equipment or in areas where it makes sense to take advantage of improved technologies for productivity gains.  The Company plans to continue to fund its capital expenditures from internally generated funds and borrowings under its credit facilities.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for at least the next twelve months.

Dividend Restrictions

The Company’s ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants in the U.S. Revolving Credit Facility, Danish Revolving Credit Facility and German credit agreements, which limit the amount of dividends the U.S operating company, Danish operating company and German operating company can distribute to the Company.  At March 30, 2003, $3.5 million and $2.7 million was not restricted as to the payment of dividends from the U.S. operating company and the German operating company, respectively. The Danish operating company was not restricted from paying dividends to the Company as of March 30, 2003.  Further information disclosing these agreements and their restrictions is set forth in the Company’s most recent annual report filed on Form 10-K.  There has been no material change in this information.

Other Matters

The Company’s Critical Accounting Policies – In preparing its most recent annual report on Form 10-K, the Company disclosed what it believes are its most critical accounting policies due to the type of industry in which it operates and the manufacturing nature of its business.  The Company has made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in its most recent annual report on Form 10-K.

Acquisitions – During the first quarter of 2002, the Company completed the purchase of a minority interest in Comatrol S.p.A., for approximately $8.0 million.  Comatrol, located in Reggio Emilia, Italy, has 90 employees and approximately $16.0 million in annual sales.  The Company owned 45% of Comatrol as a minority interest partner through the first quarter of 2003 and has not consolidated Comatrol’s financial results.  During March 2003, the Company exercised its option to acquire an additional 40% of Comatrol’s total capital.  The Company completed the acquisition of the additional 40% of Comatrol’s total capital on April 10, 2003 by paying approximately $9,000.  The Company will begin consolidating the results of Comatrol as of April 10, 2003.  The Company has an additional option to acquire the remaining 15% of Comatrol in the future.  This option period runs from April 1, 2004 through April 30, 2004.  Should the Company not exercise their option, the seller then has an option running from May 1, 2004 through May 31, 2004 to require the Company to acquire the remaining 15% of the outstanding capital of Comatrol.  Should neither the Company nor the seller exercise their respective options, all such options would lapse.

During the second quarter of 2002, the Company acquired the assets of the low-voltage motor business of Thrige Electric (TE).  The acquisition was an all cash transaction of approximately $18 million and includes factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany.  TE is engaged in the production of low voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market.  TE has approximately 450 employees and annual sales of approximately $50 million.  The Company owns 100% of the TE operations and has consolidated the financial results of this business since the date of acquisition.  The transaction originally resulted in approximately $8.3 million of goodwill being recognized.  The Company has now completed its allocation of the purchase price to the assets and liabilities acquired.  This has resulted in approximately $2.6 million of other identifiable intangibles being recognized.  This adjustment to goodwill is reflected in the accompanying consolidated balance sheet as of March 30, 2003.

Non-Audit Services of Independent Auditors

Our auditors, KPMG LLP, perform the following non-audit services that have been approved by the Audit Committee of the Board of Directors; statutory audits; international and U.S. tax planning and compliance services; tax and financial due diligence for acquisitions; and expatriate tax services.  During the first quarter of 2003, the Audit Committee of the Board of Directors approved KPMG non-audit services for international tax planning and compliance services, tax and financial due diligence for acquisitions, and support for the Company’s internal audit function auditing information technology.

Outlook – While the Company’s first quarter 2003 results were very strong, the Company continues to be cautious in its outlook for 2003.  While sales increased overall, the individual markets that the Company serves reflected mixed results.  New orders received increased only 1% from the first quarter of 2002, excluding the effects of currency exchange fluctuations and acquisitions.  The backlog of orders continues to remain at a relatively high overall level, however, within the various regions, the backlog picture is mixed.  Excluding the impact of currencies and acquisitions, backlog in the Americas is up 3%, but down 5% in Europe.  Asia-Pacific backlog has increased an impressive 131%, however, this region continues to be a relative small percentage of the total company.

Despite the uncertainty relative to the economic conditions, the Company has made progress on some of its strategic initiatives outlined in its most recent annual report filed on Form 10-K.  First of all, the global procurement initiative has already identified several key areas for potential cost savings, including a single source purchase agreement for information technology hardware, regional agreements for the purchase of perishable tooling, a global agreement for the purchase of sub-components, and re-sourcing of select steel parts from the U.S. and Europe to Asia.  These activities already underway are expected to improve the Company’s contribution margin by 1% - 2% points in 2003, with greater savings expected in subsequent years.

Secondly, the Company is progressing with moving selected lower margin, lower volume product lines to outside sources within the Work Function segment.  Eliminating these low-volume, infrequent production runs will reduce costs by improving the overall operating efficiencies in the affected plants.  Efforts are also underway to move certain production from high-cost to low-cost countries.  During the first quarter of 2003, the Company began production of gear pumps and open circuit piston pumps in Slovakia.  In March 2003, the Company announced plans to relocate the production of mini-steering units from North America to its facility in Poland.

Finally, the Company continues to make progress on the initiative to reorganize the sales and marketing structure in Europe, achieving synergies by consolidating many of the warehousing, service and administrative functions within the European region.  While the Company expects to incur approximately $4.0 million of costs in this restructuring, the benefits are expected to begin being realized towards the end of 2003 and at a significantly higher rate in 2004 and onwards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  There has been no material change in this information.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as require and within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation discussed in this Item 4.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended March 30, 2003.

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
10.1(a)

The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached as Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(d)

The Lease Agreement for the Company’s Dubnica nad Váhom, Slovakia facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(e)

The Lease Agreement for the Company’s Swindon, England facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(f)

The Lease Agreement for the Company’s Minneapolis, Minnesota, facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(g)

The Lease Agreement for the Company’s Berching, Germany, facility dated November 15, 1996, is attached as Exhibit 10.1(g) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(h)

The Lease Agreement for the Company’s Shanghai/Pudong, China, facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(i)

The Lease Agreement for the Company’s Odense, Denmark, facility dated November 15, 1996, is attached as Exhibit 10.1(h) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(j)

The Indenture of Lease agreement for the Company’s Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

10.1(k)

The Lease Agreement for the Company’s Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

10.1(l)

The Lease Agreement for the Company’s leased facility in Ames, Iowa, effective April 1, 2002, is attached as Exhibit 10.1(am) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

10.1(m)

The Office Lease for the Company’s Chicago, Illinois, Executive Office effective June 1, 2002, is attached as Exhibit 10.1(an) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

10.1(n)

The Amended and Restated Separation Agreement and Release of All Claims entered into as of June 24, 2002 with Niels Erik Hansen is attached as Exhibit 10.1(k) to the Company’s Form 10-Q filed on November 14, 2002, and is incorporated herein by reference.

10.1(o)

The Executive Employment Agreement with David J. Anderson dated January 1, 2003, is attached as Exhibit 10.1(m) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(p)

The Executive Employment Agreement with Karl J. Schmidt dated January 1, 2003, is attached as Exhibit 10.1(n) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(q)

The Executive Employment Agreement with James R. Wilcox dated January 1, 2003, is attached as Exhibit 10.1(o) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(r)	The Executive Employment Agreement with Hans J. Cornett dated January 1, 2003, is attached as Exhibit

10.1(p) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(s)	The Executive Employment Agreement with Thomas Kittel dated January 1, 2003, is attached as Exhibit 10.1(q) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(t)

The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(s) above with Thomas Kittel is attached as Exhibit 10.1(r) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(u)	The Executive Employment Agreement with Finn Lyhne dated January 1, 2003, is attached as Exhibit 10.1(s) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(v)

The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(u) above with Finn Lyhne is attached as Exhibit 10.1(t) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(w)

The Executive Employment Agreement with Richard Jarboe dated January 1, 2003, is attached as Exhibit 10.1(u) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(x)

The Executive Employment Agreement with Henrik Krabsen dated January 1, 2003, is attached as Exhibit 10.1(v) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(y)

The Executive Employment Agreement with Kenneth D. McCuskey dated January 1, 2003, is attached as Exhibit 10.1(w) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(z)

The Executive Employment Agreement with Albert Zahalka dated January 1, 2003, is attached as Exhibit 10.1(x) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(aa)

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

10.1(ad)

The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(ae)

The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(af)

The Sauer-Sundstrand Employees’ Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(ag)

The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees’ Savings and Retirement Plan referred to in Exhibit 10.1(af) above, is attached as Exhibit 10.1(aj) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ah)

The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(af) above, is attached as Exhibit 10.1(t) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

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

10.1(ak)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(aj) above is attached as Exhibit 10.1 (v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(al)

The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company’s Form 10-K filed on march 12, 2003, and is incorporated herein by reference.

10.1(am)

The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company’s Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(an)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(am) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ao)

The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1 (ak) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(ap)	The 1999 Sauer-Danfoss Inc. Bonus Plan is attached as Exhibit 10.1(a) to the Company’s Form 10-Q filed on August 13, 1999, and is incorporated herein by reference.
10.1(aq)

The Amendment, effective May 3, 2000, to the 1999 Sauer-Danfoss Inc. Bonus Plan referred to in 10.1(ap) above is attached as Exhibit 10.1 (z) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ar)

The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1 (ac) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(as)

The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.

10.1(at)

The Sauer-Danfoss Employees’ Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.

10.1(au)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(at) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(av)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(at) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(aw)

The Third Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached as Exhibit 10.1(al) to the Company’s Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.

10.1(ax)

Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(ap) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(av)

The Fifth Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 25, 2002, is attached as Exhibit 10.1(aq) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(az)

The Sauer-Danfoss Racine Employees’ Savings Plan, effective December 1, 2000, is attached as Exhibit 10.1(am) to the Company’s Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.

10.1(ba)

The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan (formerly known as the 1999 Sauer-Danfoss Inc. Bonus Plan) restated as of January 1, 2002, is attached as Exhibit 10.1(ap) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

10.1(bb)

The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(bc) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(bc)

The Separation Agreement and Release of All Claims entered into as of January 27, 2003 with Don O’Grady, is attached as Exhibit 10.1(ay) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

(b)            Reports on Form 8-K

On March 7, 2003, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated March 6, 2003 announcing the Company’s first quarter dividend.

On March 26, 2003, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated March 25, 2003 announcing the release of the Company’s 2002 annual report to shareholders and access to the report through the Company’s website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey, Vice President – Finance and Chief Accounting Officer Sauer-Danfoss Inc.

May 14, 2003

CERTIFICATION

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ David J. Anderson
David J. Anderson
President and Chief Executive Officer

CERTIFICATION

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Karl J. Schmidt
Karl J. Schmidt
Executive Vice President and Chief Financial Officer