Form 10-Q
period 2003-06-29
SAUER DANFOSS INC
filed 2003-08-13
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

As of August 7, 2003, 47,432,268 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net Sales	$308,462	$264,117	$608,887	$507,165

Costs and Expenses:
Cost of sales	231,167	196,024	459,918	380,031
Selling, general and administrative	38,252	34,488	74,759	64,848
Research and development	10,953	9,677	21,333	19,036

Total costs and expenses	280,372	240,189	556,010	463,915

Operating income	28,090	23,928	52,877	43,250

Nonoperating Expenses:
Interest expense, net	(4,412)	(4,443)	(8,529)	(8,686)
Other, net	(2,053)	(1,732)	(3,402)	(1,430)

Nonoperating expenses, net	(6,465)	(6,175)	(11,931)	(10,116)

Income Before Income Taxes and Minority Interest	21,625	17,753	40,946	33,134

Minority Interest in Income of Consolidated Companies	(4,985)	(3,895)	(9,847)	(7,527)

Equity in Net Earnings of Affiliates	22	216	397	265

Income Before Income Taxes	16,662	14,074	31,496	25,872

Provision for Income Taxes	(5,400)	(4,680)	(10,069)	(9,028)

Net income Before Cumulative Effect of Change in Accounting Principle	$11,262	$9,394	$21,427	$16,844
Cumulative effect of change in accounting principle	—	—	—	(695)
Net income	$11,262	$9,394	$21,427	$16,149

Basic and diluted net income per common share, before cumulative effect of change in accounting principle	$0.24	$0.20	$0.45	$0.36
Cumulative effect of change in accounting principle	—	—	—	(0.02)
Basic and diluted net income per common share	$0.24	$0.20	$0.45	$0.34

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	June 29, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$14,519	$12,397
Accounts receivable, less allowances	213,404	153,643
Inventories	166,142	164,686
Other current assets	20,246	23,057
Total current assets	414,311	353,783

Property, Plant and Equipment, net	446,781	443,147

Other Assets:
Goodwill	119,511	105,288
Other intangible assets, net	30,760	28,274
Investments in unconsolidated affiliates	1,635	9,347
Deferred income taxes	18,029	18,071
Other	15,514	13,183
Total other assets	185,449	174,163
	$1,046,541	$971,093
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$52,926	$56,010
Long-term debt due within one year	26,697	27,085
Accounts payable	81,894	69,441
Accrued salaries and wages	29,440	22,833
Accrued warranty	13,174	14,242
Other accrued liabilities	40,515	25,226
Total current liabilities	244,646	214,837

Long-Term Debt	237,418	235,198
Other Liabilities:
Long-term pension liability	43,243	42,747
Postretirement benefits other than pensions	16,782	16,782
Deferred income taxes	46,887	44,778
Other	22,854	20,674
Total other liabilities	129,766	124,981

Minority Interest in Net Assets of Consolidated Companies	35,702	27,118
Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2003 and 2002; issued and outstanding 47,432 in 2003 and 47,419 in 2002;	474	474
Additional paid-in capital	314,029	313,760
Retained earnings	63,664	49,498
Accumulated other comprehensive income	21,053	5,346
Unamortized restricted stock compensation	(211)	(119)
Total stockholders’ equity	399,009	368,959
	$1,046,541	$971,093

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total

Beginning Balance, December 31, 2002	47,419	$474	$313,760	$49,498	$5,346	$(119)	$368,959

Period Ended June 29, 2003 (Unaudited):
Comprehensive income:
Net income	—	—	—	21,427	—	—	—
Unrealized losses on foreign currency exchange contracts	—	—	—	—	(265)	—	—
Translation adjustment	—	—	—	—	15,972	—	—
Total comprehensive income	—	—	—	—	—	—	37,134
Stock option expense	—	—	133	—	—	—	133
Restricted stock grant	13	—	136	—	—	(136)	—
Restricted stock compensation	—	—	—	—	—	44	44
Deemed dividend	—	—	—	(621)	—	—	(621)
Cash dividends, ($0.14 per share)	—	—	—	(6,640)	—	—	(6,640)

Ending balance	47,432	$474	$314,029	$63,664	$21,053	$(211)	$399,009

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002
Cash Flows From Operating Activities:
Net income	$21,427	$16,149
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	695
Depreciation and amortization	41,303	35,178
Minority interest in income of consolidated companies	9,847	7,527
Equity in net earnings of affiliates	(397)	(265)
(Increase) decrease in working capital, excluding effects of acquisitions:
Accounts receivable, net	(38,351)	(32,404)
Inventories	11,182	20,700
Accounts payable	(2,713)	1,297
Accrued liabilities	17,956	7,145
Other	36	(3,053)
Net cash provided by operating activities	60,290	52,969

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(25,181)	(14,120)
Proceeds from sales of property, plant and equipment	171	532
Payments for acquisitions, net of cash acquired	(5,824)	(22,312)
Net cash used in investing activities	(30,834)	(35,900)

Cash Flows From Financing Activities:
Net repayments on notes payable and bank overdrafts	(6,437)	(5,261)
Net (repayments) borrowings of long-term debt	(11,870)	15,941
Cash dividends	(6,640)	(6,637)
Distributions to minority interest partners	(3,841)	(6,647)

Net cash used in financing activities	(28,788)	(2,604)

Effect of Exchange Rate Changes	1,454	(968)

Cash and Cash Equivalents:
Net increase during the period	2,122	13,497
Beginning balance	12,397	14,324

Ending balance	$14,519	$27,821

Supplemental Cash Flow Disclosures:
Interest paid	$5,069	$6,103
Income taxes paid	$5,352	$3,650

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(in thousands except per share data)

(Unaudited)

1)            Basis of Presentation and Use of Estimates -

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest.  Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows at the dates and for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2003.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2)            Business Combinations: Changes in Goodwill –

During the second quarter 2003, the Company exercised its option to acquire an additional 40% of the outstanding shares of Comatrol for approximately $10,200.  With this purchase, the Company now owns 85% of Comatrol and has consolidated the financial results of this business beginning with the second quarter of 2003.  Prior to purchasing its controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting.  The combined transactions resulted in $13,408 of goodwill.

The Company has the option to acquire the remaining ownership interest (15%) in Comatrol for approximately 3,700 euros, $4,229 at June 29, 2003, using an exchange rate of 0.8749 euros to the U.S. dollar.  The option period runs from April 1, 2004 through April 30, 2004.  Should the Company not elect to exercise this option, the minority owners of Comatrol could exercise their option requiring the Company to acquire the remaining 15% of Comatrol for the amount disclosed above.  This put option period runs from May 1, 2004 through May 31, 2004.  Should neither party exercise their respective options, all such options expire after May 31, 2004.

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 29, 2003 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance as of December 31, 2002	$32,030	$19,121	$54,137	$105,288
Purchase price allocation to other intangibles	—	—	(2,554)	(2,554)
Goodwill acquired during period	—	—	13,408	13,408
Translation adjustments	1,152	688	1,529	3,369
Balance as of June 29, 2003	$33,182	$19,809	$66,520	$119,511

During the first quarter of 2003, the Company completed its allocation of purchase price related to the acquisition of the low-voltage motor business of Thrige Electric (TE) completed in the second quarter of 2002.  As a result of this purchase price allocation, an intangible asset for customer relationships of $2,554 was identified and will be amortized over 15 years.  This amount has been reclassed from goodwill to other intangible assets.

3)            New Accounting Principles –

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” and performed an impairment analysis of goodwill as of that date.  The results of this analysis indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired.  The performance of this reporting unit has not met management’s original expectations, primarily due to economic factors and the competitive nature of this commodity-type product.  The Company measured the amount of impairment based on a comparison of the fair value to its carrying value.  Fair value was determined using a discounted cash flow methodology by applying an appropriate weighted average cost of capital.  The Company recognized a $695 noncash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit in the first quarter of 2002.  The Company expects the performance of the open circuit business to improve over the next few years as a result of product rationalization and the moving of manufacturing into lower-cost countries.  The Company remains committed to this business.

During the first quarter of 2003, the Company completed its annual test for goodwill impairment consistent with the methodology applied upon adoption in 2002.  No impairment was indicated as of January 1, 2003 as a result of this test.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002, in the period in which they are incurred, rather than when management commits to a plan to exit an activity.  The Company is undergoing a number of activities to restructure its sales and distribution activities in Europe and to rationalize certain production facilities and products in the future.  During the second quarter of 2003, approximately $1,200 of costs related to these activities were recognized in the consolidated financial results under SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure” amending SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation.  In particular, SFAS No. 148 allows entities that adopt the recognition provisions of SFAS No. 123 for stock-based compensation in a fiscal year beginning before December 16, 2003 to use one of three methods for application.  As noted in Note 5 below, the Company adopted the recognition provisions of SFAS No. 123 as of January 1, 2003.  Under SFAS No. 148, the Company has selected the prospective method of reporting this change in accounting principle.  The prospective method allows the Company to apply the recognition provisions to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied.

The FASB recently issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of variable interest entities. It requires variable interest entities to be consolidated by an entity if the entity is determined to be the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. This interpretation applies immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect the interpretation to have a material effect on its financial position or results of operations.  However, the Company is evaluating this interpretation and will make a determination of the applicability of this interpretation as it relates to the Company’s unconsolidated affiliate during the third quarter.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003.  The implementation of this accounting pronouncement will not have a material effect on the Company’s results of operations, financial position or cash flows.

4)            Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the restricted stock shares and stock options is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirteen week and twenty-six week periods ending June 29, 2003, and June 30, 2002:

	June 29, 2003			June 30, 2002
	Net Income	Shares	EPS	Net Income	Shares	EPS
Thirteen Weeks:
Basic net income	$11,262	47,400	$0.24	$9,394	47,395	$.20
Effect of dilutive
Securities—
Stock options		227	—	—	—	—
Restricted stock	—	9	—	—	10	—
Diluted net income	$11,262	47,636	$0.24	$9,394	47,405	$.20

Twenty-Six Weeks:
Basic net income	$21,427	47,398	$0.45	$16,149	47,395	$.34
Effect of dilutive
Securities—
Stock options	—	115	—	—	—	—
Restricted stock	—	38	—	—	9	—
Diluted net income	$21,427	47,551	$0.45	$16,149	47,404	$.34

5)            Long-Term Incentive Plans –

Under the 1998 Long-Term Incentive Plan, the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees.  Please refer to Note 9 of the Notes to Consolidated Financial Statements in the Company’s 2002 annual report filed on Form 10-K.

On March 5, 2003, the Board granted approximately 339 stock options to certain members of management under that plan.  The options become exercisable over a three-year vesting period with the ultimate number of options granted determined based on performance of the Company over the period as defined in the stock option agreements.  These options expire ten years from the date of grant.  The performance units entitle the participants to an amount equal to the Company’s dividends and vest after three years.  The Company recognizes compensation expense for stock options over the vesting periods based on its best estimate of the number of options that will ultimately vest.

The Company utilized the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant.  The following table sets forth key assumptions used in determining fair value:

Weighted average fair value per share of options granted	$3.55
Dividend yield	3.0%
Expected volatility	49.0%
Risk-free interest rate	3.9%
Expected lives	10 years

Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Awards previously made under the Non-employee Director Stock Option and Restricted Stock plan vest over a three-year period and the effect of applying the fair value recognition provisions of FAS 123 are not considered significant.

As noted in Note 3 above, the Company has selected the prospective method under SFAS No. 148 for reporting this change in accounting principle.  At June 29, 2003, these are the only stock options outstanding and none of the options were exercisable. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	June 29, 2003		June 30, 2002
	Net Income	EPS	Net Income	EPS
Thirteen Weeks:
As reported	$11,262	$0.24	$9,394	$0.20
Add: Stock-based compensation expense included in reported net income, net of related tax effects	101	—	8	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(101)	—	(8)	—
Pro forma	$11,262	$0.24	$9,394	$0.20

Twenty-Six Weeks:
As reported	$21,427	$0.45	$16,149	$0.34
Add: Stock-based compensation expense included in reported net income, net of related tax effects	115	—	20	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(115)	—	(20)	—
Pro forma	$21,427	$0.45	$16,149	$0.34

Additionally, on March 5, 2003 the Board granted 306 performance units to certain members of management under the Plan.  The ultimate dollar value of the performance units award, which may be paid in stock or cash, at the discretion of the Board, will be determined based on the performance of the Company over the three year vesting period.  The Company accrues its best estimate as of the end of each reporting period.

6)            Segment and Geographic Information -

The Company’s operating segments are organized around its various product lines of Propel, Work Function and Controls.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric motors, and valves that control and direct the power of a vehicle.

The following table presents the significant items by operating segment for the results of operations for each of the thirteen and twenty-six week periods ending June 29, 2003 and June 30, 2002, and balance sheet data as of June 29, 2003 and June 30, 2002, respectively:

Thirteen Weeks Ended:

	Propel	Work Function	Controls	Global Services	Total
June 29, 2003
Trade sales	$141,262	$90,700	$76,500	$—	308,462
Segment income (loss)	22,390	6,047	5,636	(8,036)	26,037
Depreciation expense	9,061	6,008	3,714	1,768	20,551
Capital expenditures	3,624	2,887	4,017	6,735	17,263

June 30, 2002
Trade sales	$125,955	$77,304	$60,858	$—	$264,117
Segment income (loss)	17,747	8,284	3,547	(7,382)	22,196
Depreciation expense	8,047	4,410	2,715	1,832	17,004
Capital expenditures	2,136	3,892	1,680	396	8,104

Twenty-Six Weeks Ended:

	Propel	Work Function	Controls	Global Services	Total
June 29, 2003
Trade sales	$283,703	$179,130	$146,054	$—	$608,887
Segment income (loss)	36,830	15,031	12,560	(14,946)	49,475
Depreciation expense	17,524	11,697	7,042	3,766	40,029
Capital expenditures	6,743	5,237	5,878	7,323	25,181
Total assets	354,024	294,074	237,965	160,478	1,046,541

June 30, 2002
Trade sales	$249,910	$150,116	$107,139	$—	$507,165
Segment income (loss)	31,661	15,456	6,527	(11,824)	41,820
Depreciation expense	15,583	8,839	4,952	3,661	33,035
Capital expenditures	4,531	6,283	2,688	618	14,120
Total assets	359,586	262,009	179,788	166,160	967,543

Segment income (loss) is defined as the respective segment’s portion of the total Company’s operating income less net nonoperating income (expenses).

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		June 29,	June 30,
	2003	2002	2003	2002	2003	2002
United States	$124,641	$120,212	$257,485	$241,337	$206,453	$228,166
Germany	32,971	23,788	62,719	44,012	64,067	58,941
Italy	23,660	19,032	45,197	35,220	25,313	9,221
France	17,492	12,760	32,229	23,000	568	272
United Kingdom	12,903	12,169	25,362	24,161	24,243	24,630
Japan	7,186	8,716	15,613	16,012	410	375
Denmark (3)	7,861	3,833	16,393	7,676	183,078	160,599
Slovakia (3)	267	249	492	525	48,154	36,913
Other countries	81,481	63,358	153,397	115,222	60,280	54,903

Total	$308,462	$264,117	$608,887	$507,165	$612,566	$574,020

(1)	Net sales are attributed to countries based on location of customer.

(2)	Long-lived assets include property, plant and equipment net of accumulated depreciation, intangible assets net of accumulated amortization and certain other long-term assets.

(3)	Majority of this country’s sales are shipped outside of the home country where the product is produced.

No single customer accounted for 10% or more of total consolidated sales in any period presented.

7)                                     Related Party Transactions –

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

In connection with the Danfoss Fluid Power acquisition, the Company elected, by the action of its independent directors, to terminate the limited partnership interests.  Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company issued 2,250 shares of its common stock and paid the balance of the current accounts of the Limited Partners of $3,873.  The difference between the fair market value of the shares issued and the historical basis of the limited partnership interest was considered to be a deemed dividend of $17,337 under common control accounting.  In addition, the agreement required the Company to pay an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company for the limited partnership interests, but not to exceed 11,942 euros, $12,539 at December 31, 2002, using an exchange rate of 1.05 euros to the U.S. dollar.  As of December 31, 2002, the Company has paid $3,254 toward this tax liability.  However, as of that date, the Murmann Limited Partners were in dispute in the German tax courts over the total amount of tax liability related to this transaction.  During the second quarter of 2003, the Murmann Limited Partners incurred an additional tax liability of $621 which the Company, pursuant to the terms of the agreement, will pay to the Murmann Limited Partners.  The Company recorded this amount as a deemed dividend in the quarter ended June 29, 2003 and the amount is included in Other Accrued Liabilities as of the end of the quarter.

8)                                     Subsequent Event –

On August 12, 2003, the Company announced to its employees the planned closing of the West Branch, Iowa facility that manufactures gear pumps and motors within the Work Function segment.  The Company plans to move production to other existing facilities or outsource certain processes.  Based on initial estimates, the Company anticipates incurring approximately $5,000 - $7,000 in charges related to the closing of this facility.  The targeted closing date is February 1, 2004.

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, continue to be in a state of uncertainty, making it difficult to determine if past experience is a good guide to the future.  A continuing downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s major customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

Overview

Sauer-Danfoss Inc. and subsidiaries (the Company) is a leading international supplier of components and systems that generate, transmit and control power in mobile equipment.  The Company’s products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care and specialty equipment.  The Company designs, manufactures and sells its products in the Americas, Europe and the Asia-Pacific region, and sells its products throughout the rest of the world either directly or through distributors.

Results of Operations

Thirteen Weeks Ended June 29, 2003 Compared to Thirteen Weeks Ended June 30, 2002

Consolidated Results

Net income in the second quarter of 2003 was $11.3 million, or $0.24 per diluted share, compared with net income of $9.4 million, or $0.20 per diluted share in the second quarter 2002.  The primary drivers for this improvement have been led by the increased sales in 2003 over 2002 and by the Company’s broad-based cost control initiatives, particularly in the areas of selling, general and administrative expenses, and research and development expenses.

Net sales for the second quarter of 2003 of $308.5 million increased by $44.4 million, or 17%, over the second quarter 2002 net sales of $264.1 million.  Excluding the impact of currency exchange fluctuations, net sales increased 6% (i.e. net sales of the Company’s operations located outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed during 2002.)  Excluding the impact of both currency exchange fluctuations and acquisitions, net sales increased 4% over second quarter 2002.  Sales increased 3% in the Americas and 2% in Europe, excluding the impact of acquisitions and currency exchange fluctuations.  The Asia-Pacific region accounted for $5.3 million of increased sales, or an increase of 34%.  All operating segments contributed to the sales increase period over period as discussed below.

Gross profit for the second quarter of 2003 of $77.3 million increased $9.2 million or 14% from second quarter 2002 gross profit of $68.1 million.  Gross profit as a percentage of sales for the second quarter of 2003 was 25%, compared to 26% for 2002.  While fixed production costs (i.e. depreciation, property taxes, insurance expense, etc.) were $10.3 million higher in 2003 compared to 2002, the Company has been focusing for the past several quarters on holding the line or reducing overall fixed production costs.  Excluding the impact of currency exchange fluctuations and acquisitions, fixed production costs actually increased $4.5 million in the second quarter of 2003, or 13%.  Of this increase, $0.7 million was related to restructuring costs associated with the closing of the Company’s Sturtevant, Wisconsin, plant.  The remaining increase is being driven primarily by higher depreciation expense compared to the prior year.

The Company’s selling, general and administrative expenses of $38.3 million increased $3.8 million, or 11%, over the second quarter 2002 reported amount of $34.5 million.  Excluding the impact of currency exchange fluctuations and acquisitions, selling, general and administrative expenses increased $0.1 million over second quarter 2002.  The Company’s efforts focused on controlling these fixed expenses has been successful in absorbing the general inflationary impact to these costs and is also beginning to offset the significant increases being incurred in the areas of increased pension, health care and insurance costs.

Research and development expenses for the second quarter of 2003 of $11.0 million increased by $1.3 million, or 13%, over second quarter 2002 as reported.  However, excluding the impact of currency exchange fluctuations and acquisitions, these expenses actually increased only $0.1 million over the 2002 levels.  While the Company was focused on reducing fixed costs in all areas of the business, the Company remains committed to investing in new technology and product development.  Much of the Company’s product development activities continue to be driven by ongoing customer inquiries.

Net nonoperating expenses for second quarter 2003 increased $0.3 million over second quarter 2002 due primarily to foreign currency exchange losses and losses on disposals of property, plant and equipment.  Net interest expense is level with the prior year period.

The Company’s effective tax rate for the second quarter of 2003 of 32% was lower than the 2002 second quarter effective tax rate of 33%.  The primary drivers for the lower effective rate in 2003 is related to the mix of the Company’s net income with a higher portion of the Company’s net income being generated in countries with lower effective tax rates.  In addition, a year ago the Company was incurring losses in countries that could not recognize a tax benefit at that time.

Business Segment Results

Propel Segment

Net sales for the Propel segment of $141.3 million increased $15.3 million, or 12%, from second quarter 2002 net sales of $126.0 million.  Excluding the impact of currency exchange fluctuations, net sales increased $7.0 million, or 6%.  Approximately $5.8 million of the increase in net sales was driven by the Company’s joint venture located in Sullivan, Illinois, which produces product for the turf care market.

Propel segment income for the second quarter of 2003 of $22.4 million increased $4.7 million, or 27%, over segment income of $17.7 million in 2002.  Excluding the impact of currency exchange fluctuations, Propel segment income increased $3.4 million, with substantially all of this increase being driven by the turf care market.

Work Function Segment

Net sales in the Work Function segment of $90.7 million for second quarter 2003 increased $13.4 million, or 17%, over 2002 second quarter net sales of $77.3 million.  Excluding the impact of currency exchange fluctuations, net sales increased $2.1 million, or 3%, from 2002.

Work Function segment income for the second quarter 2003 of $6.0 million decreased $2.3 million, or 28%, from 2002 second quarter segment income of $8.3 million.  Excluding the impact of currency exchange fluctuations, Work Function segment income decreased $3.2 million from 2002.  The Work Function segment was impacted by a charge of $0.7 million in 2003 related to the Sturtevant, Wisconsin, plant closing mentioned above.  Excluding this restructuring charge and the impact of currencies, segment income for the Work Function segment decreased $2.5 million, or 30%, from 2002.  The Work Function segment is expected to incur approximately $1.0 million of additional plant closing costs related to the plant closing mentioned above during the third quarter of 2003 and an additional $5.0 to $7.0 million of plant closing costs related to the closure of the West Branch, Iowa, facility over the next three quarters.

Controls Segment

Net sales in the Controls segment for second quarter 2003 of $76.5 million increased $15.6 million, or 26%, over 2002 second quarter segment net sales of $60.9 million.  Excluding acquisitions and the impact of currency exchange fluctuations, net sales for second quarter 2003 increased $2.1 million, or 3%, from the comparable 2002 levels.

Controls segment income for second quarter 2003 of $5.6 million increased $2.1 million, or 60%, from 2002 second quarter segment income of $3.5 million.  Excluding the impact of acquisitions and currency exchange fluctuations, the Controls segment income increased $0.3 million, or 9%, from 2002.

Global Services and Other Expenses, net

The Company’s Global Services function incurs costs that relate to worldwide services such as worldwide tax and accounting fees paid to outside third parties, certain insurance premiums, the amortization of intangible assets from certain business combinations, and internal global services departments, along with the operating costs of the Company’s executive office.  For second quarter 2003, total corporate charges amounted to $8.0 million, or an increase of $0.6 million from the 2002 charges of $7.4 million.  Approximately $0.7 million of higher costs were incurred during the second quarter of 2003 for some of the Company’s strategic initiatives that were started in early 2003.  Please refer to the message to shareholders in the Company's most recent annual report to shareholders for discussion of these strategic initiatives.

Twenty-Six Weeks Ended June 29, 2003 Compared to Twenty-Six Weeks Ended June 30, 2002

Consolidated Results

Net income for the first half of 2003 was $21.4 million, or $0.45 per diluted share, compared with net income of $16.1 million, or $0.34 per diluted share in the first half of 2002.  The primary drivers for this improvement have been led by the increased sales in 2003 over 2002 and by the Company’s broad-based cost control initiatives, particularly in the areas of selling, general and administrative expenses, and research and development expenses.

Net sales for the first half of 2003 of $608.9 million increased by $101.7 million, or 20%, over the first half 2002 net sales of $507.2 million.  Excluding the impact of currency exchange fluctuations, net sales increased 10% (i.e. net sales of businesses outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed during 2002.)  Excluding the impact of both currency exchange fluctuations and acquisitions, net sales increased 6% over the first half of 2002.  Sales increased 6% in the Americas and 4% in Europe, excluding the impact of acquisitions and currency exchange fluctuations.  The Asia-Pacific region accounted for $9.4 million of increased sales, or an increase of 35%.  All operating segments contributed to the sales increase period over period as discussed below.

Gross profit for the first half of 2003 of $149.0 million increased $21.9 million or 17% from the first half of 2002 gross profit of $127.1 million.  Gross profit as a percentage of sales for the first half of 2003 was 24%, compared to 25% for 2002.  While fixed production costs were $18.3 million higher in 2003 compared to 2002, the Company has been focusing for the past several quarters on holding the line or reducing overall fixed production costs.  Excluding the impact of currency exchange fluctuations and acquisitions, fixed production costs actually increased $6.3 million in the first half of 2003, or 9%.  Higher depreciation expense and the one-time pre-tax charge of $0.7 million related to the plant closing mentioned above are the primary drivers for this increase compared to the prior year.  The Company's global procurement initiative has identified key areas for cost savings that should begin to improve the Company's contribution margin during the second half of 2003.  These savings will begin to offset some of the higher fixed production costs being incurred.

The Company’s selling, general and administrative expenses of $74.8 million increased $10.0 million, or 15%, over the first half 2002 reported amount of $64.8 million.  Excluding the impact of currency exchange fluctuations and acquisitions, selling, general and administrative expenses increased $1.9 million, or 3%, over the first half of 2002.  The Company’s efforts focused on controlling these fixed expenses has been successful in absorbing the general inflationary impact to these costs and to begin to offset the significant increases being incurred in the areas of increased pension, health care and insurance costs.

Research and development expenses for the first half of 2003 increased by $2.3 million over the first half of 2002 as reported.  However, excluding the impact of currency exchange fluctuations and acquisitions, these expenses actually decreased $0.2 million from the 2002 levels.  Much of the Company’s product development activities continue to be driven by ongoing customer inquiries.

Net nonoperating expenses for the first half of 2003 increased $1.8 million over 2002 due primarily to foreign currency exchange losses and losses on disposals of property, plant and equipment.  Net interest expense was down $0.2 million from the first half of 2002 reflecting reduced borrowing levels and favorable interest rates.

The Company’s effective tax rate for the first half of 2003 of 32% was lower than the 2002 first half effective tax rate of 35%.  The primary drivers for the lower effective rate in 2003 are discussed above.

Business Segment Results

Propel Segment

Net sales for the Propel segment of $283.7 million increased $33.8 million, or 14%, from the first half 2002 net sales of $249.9 million.  Excluding the impact of currency exchange fluctuations, net sales increased $18.4 million, or 7%.  Approximately $14.1 million of the increase in net sales was driven by the Company’s joint venture located in Sullivan, Illinois, which produces product for the turf care market.

Propel segment income for the first half of 2003 of $36.8 million increased $5.1 million, or 16%, over segment income of $31.7 million in 2002.  Excluding the impact of currency exchange fluctuations, Propel segment income increased $3.7 million, with substantially all of this increase being driven by the turf care market.

Work Function Segment

Net sales in the Work Function segment of $179.1 million for the first half of 2003 increased $29.0 million, or 19%, over 2002 first half net sales of $150.1 million.  Excluding the impact of currency exchange fluctuations, net sales increased $7.3 million, or 5%, from 2002.

Work Function segment income for the first half of 2003 of $15.0 million decreased $0.5 million, or 3%, from 2002 first half segment income of $15.5 million.  Excluding the impact of currency exchange fluctuations, Work Function segment income decreased $2.6 million from 2002.  The Work Function segment was impacted by a restructuring charge of $0.7 million in 2003 related to the Sturtevant, Wisconsin, plant closing mentioned in the second quarter discussion above.  Excluding this restructuring charge and the impact of currencies, segment income for the Work Function segment decreased $1.9 million, or 12%, from 2002.  The Work Function segment is expected to incur approximately $1.0 million of additional plant closing costs related to the plant closing mentioned above during the third quarter of 2003 and an additional

$5.0 to $7.0 million of plant closing costs related to the closure of the West Branch, Iowa, facility over the next three quarters.

Controls Segment

Net sales in the Controls segment for the first half of 2003 of $146.1 million increased $39.0 million, or 36%, over the first half 2002 net sales of $107.1 million.  Excluding acquisitions and the impact of currency exchange fluctuations, net sales for the first half of 2003 increased $5.4 million, or 5%, from the comparable 2002 levels.

Controls segment income for the first half of 2003 of $12.6 million increased $6.1 million, or 94%, from 2002 first half segment income of $6.5 million.  Excluding the impact of acquisitions and currency exchange fluctuations, the Controls segment income increased $2.5 million, or 38%, from 2002.

Global Services and Other Expenses, net

For the first half of 2003, total Global Services charges amounted to $14.9 million, an increase of $3.1 million from the 2002 charges of $11.8 million.  Approximately $1.3 million of the higher year-to-date costs incurred during 2003 relate to the Company’s efforts to move all business systems to a common platform.  Additional drivers for this increase relate to the Company’s new executive office location in Lincolnshire, Illinois, that was not in place until June 2002, along with higher insurance and outside service costs driven by the increased regulatory requirements in the U.S.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.  The Company is presently in the final stages of negotiating a new $250.0 million syndicated multi-currency revolving credit facility that is expected to close during the third quarter of 2003 which will replace certain existing credit facilities and provide additional sources of liquidity to the Company.  The syndication includes many international and domestic banks with which the Company has existing relationships, as well as a number of additional banks.  In the aggregate, these banks have offered to subscribe to amounts that exceed the total requested subscription amount.  The Company has existing credit facilities in place that are adequate to fund its ongoing liquidity needs in the event the new $250.0 million syndicated multi-currency revolving credit facility does not close by the end of the third quarter 2003.

Net cash provided by operating activities for the first half of 2003 of $60.3 million increased by $7.3 million from the first half of 2002 of $53.0 million.  The increase in operating cash flow resulted primarily from ongoing better working capital management, in particular related to continued reduction of inventories.

Net repayments under short and long-term credit facilities for the first half of 2003 were $18.3 million compared to the first half of 2002 net borrowings of $10.7 million.  This reflects the fact that the Company had lower cash paid for acquisitions in 2003 than in 2002 and utilized excess operating cash flow to reduce its borrowings.  Further information regarding all of the Company’s future commitments under contractual obligations is set forth in the Company’s most recent annual report filed on Form 10-K.  Other than the net borrowings discussed above, there has been no material change in this information.

The cash provided by operating activities of $60.3 million have funded 2003 capital expenditures of $25.2 million, acquisitions of $5.8 million, dividends of $6.6 million, distributions to minority interest partners of $3.8 million, and the net repayments of short and long-term credit facilities of $18.3 million.

Capital expenditures for the first half of 2003 of $25.2 million increased by $11.1 million from the first half 2002 capital expenditures of $14.1 million.  Of this increase, approximately $6.3 million relates to the investment in business system software in support of the Company’s strategic initiative to move all business systems to a common platform.  The Company expects that capital expenditures for the remainder of 2003 will continue to be substantially lower than depreciation expense due to the continued economic weakness in the markets it serves and due to the fact that the Company feels it has adequate capacity to handle short-term market increases.  The Company plans to continue to fund its capital expenditures from internally generated funds and increased borrowings under its credit facilities.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for at least the next twelve months.

Dividend Restrictions

The Company’s ability to pay dividends to its stockholders is effectively limited by certain restrictive covenants in the U.S. Revolving Credit Facility and German credit agreements, which limit the amount of dividends the U.S operating company and German operating company can distribute to the Company.  At June 29, 2003, $1.7 million and $2.5 million was not restricted as to the payment of dividends from the U.S. operating company and German operating company, respectively.  Further information disclosing these agreements and their restrictions is set forth in the Company’s most recent annual report filed on Form 10-K.  There has been no material change in this information.

Other Matters

The Company’s Critical Accounting Policies – In preparing its most recent annual report on Form 10-K, the Company disclosed what it feels are its most critical accounting policies due to the type of industry in which it operates and the manufacturing nature of its business.  The Company has made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in its most recent annual report on Form 10-K which are not otherwise disclosed in this Form 10-Q.

New Accounting Principles - In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003.  The implementation of this accounting pronouncement will not have a material effect on the Company’s results of operations, financial position or cash flows.

Acquisitions - During the second quarter 2003, the Company exercised its option to acquire an additional 40% of the outstanding shares of Comatrol for approximately $10.2 million.  With this purchase, the Company now owns 85% of Comatrol and has consolidated the financial results of this business beginning with the second quarter of 2003.  The transactions resulted in $13.4 million of goodwill.

The Company has the option to acquire the remaining ownership interest (15%) in Comatrol for approximately 3,700 euros, $4,229 as of June 29, 2003, using an exchange rate of 0.8749 euros to the U.S. dollar.  The option period runs from April 1, 2004 through April 30, 2004.  Should the Company not elect to exercise this option, the minority owners of Comatrol could exercise their option requiring the Company to acquire the remaining 15% of Comatrol for the amount disclosed above.  This put option period runs from May 1, 2004 through May 31, 2004.  Should neither party exercise their respective options, all such options expire after May 31, 2004.

Non-Audit Services of Independent Auditors - Our auditors, KPMG LLP, perform the following non-audit services that have been preapproved by the Audit Committee of the Board of Directors:  statutory audits; benefit plan audits; quarterly reviews and related accounting advice and consultation; international and U.S. tax planning and compliance services; tax and financial due diligence for acquisitions; and expatriate tax services.

Subsequent Event - On August 12, 2003, the Company announced to its employees the planned closing of the West Branch, Iowa facility that manufactures gear pumps and motors within the Work Function segment.  The Company plans to move production to other existing facilities or outsource certain processes.  Based on initial estimates, the Company anticipates incurring approximately $5.0 - $7.0 million in charges related to the closing of this facility.  The targeted closing date is February 1, 2004.

Outlook – While the Company’s first half 2003 results were very strong, the Company continues to be cautious in its outlook for 2003.  While sales increased overall, the individual markets that the Company serves reflected mixed results.  New orders received have actually decreased by 1% from the first half of 2002, excluding the effects of currency exchange fluctuations and acquisitions.  The backlog of orders continues to remain at a relatively high overall level; however, within the various regions, the backlog picture is mixed.  Excluding the impact of currencies and acquisitions, backlog in the Americas is up 3%, but down 9% in Europe.  Asia-Pacific backlog has increased 47%, however, this region continues to be a relative small percentage of the total company.

Despite the uncertainty relative to the economic conditions, the Company continues to make progress on some of its strategic initiatives outlined in its most recent annual report filed on Form 10-K.  The global procurement initiative continues to identify key areas for cost savings that are expected to improve the Company’s contribution margin by 1% - 2% points in 2003, with greater savings expected in subsequent years.

Secondly, the Company is progressing with moving selected lower margin, lower volume product lines within the Work Function segment to outside manufacturing sources.  Eliminating these low-volume, infrequent production runs will reduce costs by improving the overall operating efficiencies in the affected plants.  Efforts are also underway to move certain production from high-cost to low-cost countries.  During the second quarter of 2003, the Company successfully moved the production of mini-steering units from its Sturtevant, Wisconsin, facility to its facility in Poland and closed the Wisconsin facility.

Finally, the Company continues to make progress on the initiative to reorganize the sales and marketing structure in Europe, achieving synergies by consolidating many of the warehousing, service and administrative functions within the European region.  While the Company expects to incur approximately $4.0 million of costs in this restructuring, the benefits are expected to begin being realized towards the end of 2003 and at a significantly higher rate in 2004 and beyond.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 4, 2003, at which stockholders re-elected ten directors and ratified the appointment of KPMG LLP as the Company’s independent auditors for 2003.  Results of the voting in connection with each issue were as follows:

	For	Withheld	Total
Voting on Directors:
Ole Steen Andersen	44,914,386	184,466	45,098,852
David J. Anderson	44,922,892	175,960	45,098,852
Jorgen M. Clausen	43,065,485	2,033,367	45,098,852
Nicola Keim	44,912,392	186,460	45,098,852
Johannes F. Kirchhoff	44,961,434	137,418	45,098,852
Hans Kirk	44,913,366	185,466	45,098,852
F. Joseph Loughrey	44,961,892	136,960	45,098,852
Klaus H. Murmann	42,749,230	2,349,622	45,098,852
Sven Murmann	44,912,498	186,354	45,098,852
Steven H. Wood	44,961,392	137,460	45,098,852

Ratification of Independent Auditors:
For			45,053,187
Against			43,515
Abstain			2,150
Total			45,098,852

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Document
3.1

The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

3.2	The Amended and Restated Bylaws of the Company dated June 4, 2003, is attached hereto.
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
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

10.1(ac)

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

10.1(af)

The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees’ Savings and Retirement Plan referred to in Exhibit 10.1(ae) above, is attached as Exhibit 10.1(aj) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ag)

The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(af) above, is attached as Exhibit 10.1(t) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(ah)

The European Employees’ Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(ai)

The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(aj)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(ai) above is attached as Exhibit 10.1 (v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ak)

The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company’s Form 10-K filed on march 12, 2003, and is incorporated herein by reference.

10.1(al)

The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company’s Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(am)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(al) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(an)

The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1 (ak) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(ao)

The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1 (ac) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ap)

The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.

10.1(aq)

The Sauer-Danfoss Employees’ Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.

10.1(ar)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(aq) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(as)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(aq) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(at)

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

10.1(az)

The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(bc) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(bb)

The Separation Agreement and Release of All Claims entered into as of January 27, 2003 with Don O’Grady, is attached as Exhibit 10.1(ay) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

(b)                                 Reports on Form 8-K

On April 16, 2003 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated April 14, 2003 announcing the acquisition of a majority interest in Comatrol, S.p.A

On May 2, 2003 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated April 29, 2003 announcing the Company’s first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President- Finance and Chief Accounting Officer Sauer-Danfoss Inc.

August 13, 2003

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

Date: August 13, 2003
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

Date: August 13, 2003
/s/ Karl J. Schmidt
Karl J. Schmidt
Executive Vice President and Chief Financial Officer