Form 10-Q
period 2003-09-28
SAUER DANFOSS INC
filed 2003-11-12
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Yes  ☒     No  ☐

As of October 30, 2003, 47,432,268 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net Sales	$255,370	$223,920	$864,257	$731,085

Costs and Expenses:
Cost of sales	203,406	176,337	663,324	556,368
Selling, general and administrative	39,134	33,210	113,893	98,058
Research and development	10,702	9,522	32,035	28,558

Total costs and expenses	253,242	219,069	809,252	682,984

Operating income	2,128	4,851	55,005	48,101

Nonoperating Expenses:
Interest expense, net	(4,025)	(4,361)	(12,554)	(13,047)
Other, net	(494)	(13)	(3,896)	(1,443)

Nonoperating expenses, net	(4,519)	(4,374)	(16,450)	(14,490)

Income (Loss) Before Income Taxes and Minority Interest	(2,391)	477	38,555	33,611

Minority Interest in Income of Consolidated Companies	(2,472)	(1,681)	(12,319)	(9,208)

Equity in Net Earnings of Affiliates	24	337	421	602

Income (Loss) Before Income Taxes	(4,839)	(867)	26,657	25,005

Provision (Benefit) for Income Taxes	(2,610)	(348)	7,459	8,680

Net income (Loss) Before Cumulative Effect of Change in Accounting Principle	$(2,229)	$(519)	$19,198	$16,325
Cumulative effect of change in accounting principle	—	—	—	(695)
Net income (loss)	$(2,229)	$(519)	$19,198	$15,630

Basic and diluted net income (loss) per common share, before cumulative effect of change in accounting principle	$(0.05)	$(0.01)	$0.40	$0.34
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Basic and diluted net income (loss) per common share	$(0.05)	$(0.01)	$0.40	$0.33

Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	(Unaudited) September 28, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$30,546	$12,397
Accounts receivable, less allowances	192,223	153,643
Inventories	173,688	164,686
Other current assets	18,534	23,057
Total current assets	414,991	353,783

Property, Plant and Equipment, net	438,219	443,147

Other Assets:
Goodwill	119,838	105,288
Other intangible assets, net	31,926	28,274
Investments in unconsolidated affiliates	1,708	9,347
Deferred income taxes	18,411	18,071
Other	15,424	13,183
Total other assets	187,307	174,163
	$1,040,517	$971,093
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$30,145	$56,010
Long-term debt due within one year	13,791	27,085
Accounts payable	75,538	69,441
Accrued salaries and wages	27,746	22,833
Accrued warranty	16,993	14,242
Other accrued liabilities	28,714	25,226
Total current liabilities	192,927	214,837

Long-Term Debt	292,247	235,198
Other Liabilities:
Long-term pension liability	43,614	42,747
Postretirement benefits other than pensions	16,782	16,782
Deferred income taxes	47,503	44,778
Other	23,554	20,674
Total other liabilities	131,453	124,981

Minority Interest in Net Assets of Consolidated Companies	29,269	27,118
Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2003 and 2002; issued and outstanding 47,432 in 2003 and 47,419 in 2002;	474	474
Additional paid-in capital	314,143	313,760
Retained earnings	58,115	49,498
Accumulated other comprehensive income	22,070	5,346
Unamortized restricted stock compensation	(181)	(119)
Total stockholders’ equity	394,621	368,959
	$1,040,517	$971,093

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total
,
Beginning Balance, December 31, 2002	47,419	$474	$313,760	$49,498	$5,346	$(119)	$368,959

Period Ended September 28, 2003 (Unaudited):
Comprehensive income:
Net income	—	—	—	19,198	—	—	—
Unrealized losses on foreign currency exchange contracts	—	—	—	—	(726)	—	—
Translation adjustment	—	—	—	—	17,450	—	—
Total comprehensive income	—	—	—	—	—	—	35,922
Stock option expense	—	—	247	—	—	—	247
Restricted stock grant	13	—	136	—	—	(136)	—
Restricted stock compensation	—	—	—	—	—	74	74
Deemed dividend	—	—	—	(621)	—	—	(621)
Cash dividends, ($0.21 per share)	—	—	—	(9,960)	—	—	(9,960)

Ending balance	47,432	$474	$314,143	$58,115	$22,070	$(181)	$394,621

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002
Cash Flows From Operating Activities:
Net income	$19,198	$15,630
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	695
Depreciation and amortization	61,313	53,401
Minority interest in income of consolidated companies	12,319	9,208
Equity in net earnings of affiliates	(421)	(602)
(Increase) decrease in working capital, excluding effects of acquisitions:
Accounts receivable, net	(16,465)	(3,594)
Inventories	4,446	11,101
Accounts payable	(8,794)	(5,252)
Accrued liabilities	7,972	8,012
Other	2,422	1,130
Net cash provided by operating activities	81,990	89,729

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(36,012)	(22,981)
Proceeds from sales of property, plant and equipment	301	848
Payments for acquisitions, net of cash acquired	(5,824)	(22,312)
Net cash used in investing activities	(41,535)	(44,445)

Cash Flows From Financing Activities:
Net repayments on notes payable and bank overdrafts	(29,428)	(20,078)
Net borrowings (repayments) of long-term debt	28,314	(10,092)
Cash dividends	(9,960)	(9,957)
Distributions to minority interest partners	(12,882)	(8,825)

Net cash used in financing activities	(23,956)	(48,952)

Effect of Exchange Rate Changes	1,650	(1,107)

Cash and Cash Equivalents:
Net increase (decrease) during the period	18,149	(4,775)
Beginning balance	12,397	14,324

Ending balance	$30,546	$9,549

Supplemental Cash Flow Disclosures:
Interest paid	$6,162	$7,335
Income taxes paid	$7,304	$5,915

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands except per share data)
(Unaudited)

1)            Basis of Presentation and Use of Estimates -

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest.  Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows at the dates and for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2003.

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

2)            Business Combinations: Changes in Goodwill –

During the second quarter 2003, the Company exercised its option to acquire an additional 40% of the outstanding shares of Comatrol for approximately $10,300.  With this purchase, the Company now owns 85% of Comatrol and has consolidated the financial results of this business beginning with the second quarter of 2003.  Prior to purchasing its controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting.  The combined transactions resulted in $12,259 of goodwill.

The Company has the option to acquire the remaining ownership interest (15%) in Comatrol for approximately 3,700 euros, which equates to $4,247 at September 28, 2003, using an exchange rate of 0.8712 euros to the U.S. dollar.  The option period runs from April 1, 2004 through April 30, 2004.  Should the Company not elect to exercise this option, the minority owners of Comatrol could exercise their option requiring the Company to acquire the remaining 15% of Comatrol for the amount disclosed above.  This put option period runs from May 1, 2004 through May 31, 2004.  Should neither party exercise their respective options, all such options expire after May 31, 2004.

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 28, 2003 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance as of December 31, 2002	$32,030	$19,121	$54,137	$105,288
Purchase price allocation to other intangibles	—	—	(2,554)	(2,554)
Goodwill acquired during period	—	—	12,259	12,259
Translation adjustments	1,350	805	2,690	4,845
Balance as of September 28, 2003	$33,380	$19,926	$66,532	$119,838

During the first quarter of 2003, the Company completed its allocation of purchase price related to the acquisition of the low-voltage motor business of Thrige Electric (TE) completed in the second quarter of 2002.  As a result of this purchase price allocation, an intangible asset for customer relationships of $2,554 was identified and will be amortized over 15 years.  This amount has been reclassified from goodwill to other intangible assets.

3)            New Accounting Principles –

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” and performed an impairment analysis of goodwill as of that date.  The results of this analysis indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired.  The performance of this reporting unit had not met management’s original expectations, primarily due to economic factors and the competitive nature of this commodity-type product.  The Company measured the amount of impairment based on a comparison of the fair value to its carrying value.  Fair value was determined using a discounted cash flow methodology by applying an appropriate weighted average cost of capital.  The Company recognized a $695 noncash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit in the first quarter of 2002.  The Company expects the performance of the open circuit business to improve over the next few years as a result of product rationalization and moving of manufacturing activities into lower-cost countries.  The Company remains committed to this business.

During the first quarter of 2003, the Company completed its annual test for potential goodwill impairment consistent with the methodology applied upon adoption in 2002.  No additional impairment was indicated as of January 1, 2003 as a result of this test.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002, in the period in which they are incurred, rather than when management commits to a plan to exit an activity.  The Company is applying SFAS No. 146 as appropriate.

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

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of variable interest entities. It requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. This interpretation applies immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after December 15, 2003 for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect the interpretation to have a material effect on its financial position or results of operations.  However, the Company is evaluating this interpretation and will make a determination of the applicability of this interpretation as it relates to the Company’s unconsolidated affiliate during the fourth quarter.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity and is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the first interim period beginning after June 15, 2003.  The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

4)            Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less those restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the stock options and restricted stock shares is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The stock options and restricted stock shares are anti-dilutive for the thirteen week periods ending September 28, 2003, and September 29, 2002 due to the net loss incurred in these periods.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the thirty-nine week periods ending September 28, 2003, and September 29, 2002:

	September 28, 2003			September 29, 2002
	Net Income	Shares	EPS	Net Income	Shares	EPS
Thirty-Nine Weeks:
Basic net income	$19,198	47,400	$0.40	$15,630	47,395	$0.33
Effect of dilutive securities-
Stock options	—	184	—	—	—	—
Restricted stock	—	11	—	—	9	—
Diluted net income	$19,198	47,595	$0.40	$15,630	47,404	$0.33

5)            Long-Term Incentive Plans -

Under the 1998 Long-Term Incentive Plan (the Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees.  Please refer to Note 9 of the Notes to Consolidated Financial Statements in the Company’s 2002 annual report filed on Form 10-K.

On March 5, 2003, the Board granted approximately 339 stock options to certain members of management under the Plan.  The options become exercisable over a three-year vesting period with the ultimate number of options granted determined based on the financial performance of the Company over the period as defined in the stock option agreements.  The options expire ten years from the date of grant.  The Company recognizes compensation expense for stock options over the vesting period based on its best estimate of the number of options that will ultimately vest.

The Company utilized the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant.  The following table sets forth key assumptions used in determining fair value:

Weighted average fair value per share of options granted	$3.55
Dividend yield	3.0%
Expected volatility	49.0%
Risk-free interest rate	3.9%
Expected lives	10 years

Prior to 2003, the Company accounted for all stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Awards previously made under the Non-employee Director Stock Option and Restricted Stock plan vest over a three-year period and the effect of applying the fair value recognition provisions of FAS 123 are not considered significant.  As noted in Note 3 above, the Company has selected the prospective method under SFAS No. 148 for reporting this change in accounting principle.  At September 28, 2003, these are the only stock options outstanding and none of the options were exercisable.  The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	September 28, 2003		September 29, 2002
	Net Income	EPS	Net Income	EPS
Thirteen Weeks:
As reported	$(2,229)	$(0.05)	$(519)	$(0.01)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	81	—	13	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(81)	—	(13)	—
Pro forma	$(2,229)	$(0.05)	$(519)	$(0.01)

Thirty-Nine Weeks:
As reported	$19,198	$0.40	$15,630	$0.33
Add: Stock-based compensation expense included in reported net income, net of related tax effects	196	—	33	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(196)	—	(33)	—
Pro forma	$19,198	$0.40	$15,630	$0.33

Additionally, on March 5, 2003 the Board granted 306 performance units to certain members of management under the Plan.  The performance units entitle the participants to an amount equal to the Company’s dividends during the three-year vesting period.  The ultimate dollar value of the performance unit award will be determined based on the financial performance of the Company over the vesting period. The final value may be paid in stock or cash at the discretion of the Board.  The Company accrues its best estimate of compensation expense as of the end of each reporting period.

6)            Segment and Geographic Information -

The Company’s operating segments are organized around its various product lines of Propel, Work Function and Controls, and by Global Services.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric motors, and valves that control and direct the power of a vehicle.  Global Services includes costs that relate to worldwide services such as external tax and accounting fees, certain insurance premiums, the amortization of intangible assets from certain business combinations, and internal global services departments, along with the operating costs of the Company’s executive office. Other expenses include costs related to loss on disposal of fixed assets and loss on foreign currency exchange.

The following table presents the significant items by operating segment for the results of operations for each of the thirteen and thirty-nine week periods ending September 28, 2003 and September 29, 2002, and balance sheet data as of September 28, 2003 and September 29, 2002, respectively:

Thirteen Weeks Ended:

	Propel	Work Function	Controls	Global Services	Total
September 28, 2003
Trade sales	$107,897	$83,865	$63,608	$—	$255,370
Segment income (loss)	4,803	453	1,873	(5,495)	1,634
Depreciation expense	7,967	5,710	3,823	1,853	19,353
Capital expenditures	2,556	4,795	3,206	274	10,831

September 29, 2002
Trade sales	$92,763	$75,632	$55,525	$—	$223,920
Segment income (loss)	8,164	3,246	(940)	(5,632)	4,838
Depreciation expense	7,432	4,839	2,837	2,444	17,552
Capital expenditures	2,043	2,825	2,128	1,865	8,861

Thirty-Nine Weeks Ended:

	Propel	Work Function	Controls	Global Services	Total
Sepember 28, 2003
Trade sales	$391,600	$262,995	$209,662	$—	$864,257
Segment income (loss)	41,633	15,484	14,433	(20,441)	51,109
Depreciation expense	25,491	17,407	10,865	5,619	59,382
Capital expenditures	9,299	10,032	9,084	7,597	36,012
Total assets	341,128	285,997	228,255	185,137	1,040,517

September 29, 2002
Trade sales	$342,673	$225,748	$162,664	$—	$731,085
Segment income (loss)	39,825	18,007	5,587	(17,456)	45,963
Depreciation expense	23,015	13,678	7,789	6,105	50,587
Capital expenditures	6,574	9,108	4,816	2,483	22,981
Total assets	339,794	246,282	170,612	153,514	910,202

Segment income (loss) is defined as the respective segment’s portion of the total Company’s operating income less “other, net” included in nonoperating expenses.

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		September 28,	September 29,
	2003	2002	2003	2002	2003	2002
United States	$95,563	$87,327	$353,048	$328,664	$187,965	$215,649
Germany	24,921	21,704	87,640	65,716	63,231	57,341
Italy	16,819	15,900	62,016	51,120	25,817	9,063
France	12,142	11,014	44,371	34,014	542	299
United Kingdom	12,580	12,404	37,942	36,565	23,502	24,537
Japan	14,744	9,873	30,357	25,885	473	380
Denmark (3)	7,486	4,317	23,879	11,993	181,453	157,521
Slovakia (3)	197	247	689	772	48,403	38,348
Other countries	70,918	61,134	224,317	176,356	74,021	52,989

Total	$255,370	$223,920	$864,257	$731,085	$605,407	$556,127

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

7)            Related Party Transactions –

During the second quarter of 2003, the Murmann Limited Partners incurred an additional tax liability of $621 that the Company, pursuant to the terms of the limited partnership agreement, has paid to the Murmann Limited Partners.  The Company recorded this amount as a deemed dividend in the quarter ended June 29, 2003.   Refer to the most recent annual report on Form 10-K or the Form 10-Q for the second quarter of 2003 for further discussion of the relationship with the Murmann Limited Partners.

8)            Revolving Credit Facility

On September 12, 2003 the Company entered a three-year, unsecured multicurrency revolving credit facility with a group of financial institutions that provides for an aggregate commitment of $250,000.   Borrowings under the agreement bear interest equal to an inter-bank rate plus an applicable margin ranging from 0.65% to 1.65%, depending on the Company’s ratio of net debt to EBITDA, as defined in the agreement.  The company is required to pay a commitment fee on the available funds which is the lower of 0.60% or a percentage of the applicable margin discussed above.  The agreement contains various financial covenants.  As of September 28, 2003 the Company was in compliance with these covenants.

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, continue to be in a state of uncertainty, making it difficult to determine if past experience is a good guide to the future.  A continuing downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s major customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty and retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Results of Operations

Thirteen Weeks Ended September 28, 2003 Compared to Thirteen Weeks Ended September 29, 2002

Consolidated Results

Net loss in the third quarter of 2003 was $2.2 million, or $0.05 per diluted share, compared with net loss of $0.5 million, or $0.01 per diluted share in the third quarter 2002.  The primary factors for this decrease have been costs related to closing and relocating the operations from Sturtevant, Wisconsin and West Branch, Iowa, to other locations and the costs associated with resolving field recalls related to recent product introductions.

Net sales for the third quarter of 2003 of $255.4 million increased by $31.5 million, or 14%, over the third quarter 2002 net sales of $223.9 million.   Excluding the impact of currency exchange fluctuations, net sales increased 7% (i.e. net sales of the Company’s operations located outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed during 2002.)  Excluding the impact of both currency exchange fluctuations and acquisitions, net sales increased 5% over third quarter 2002.  Sales increased 8% in the Americas and 2% in Europe, excluding the impact of acquisitions and currency exchange fluctuations.  The Asia-Pacific region accounted for $2.9 million of increased sales, or an increase of 16%, excluding the impact of currency exchange fluctuations.  All operating segments contributed to the reported sales increase period over period as discussed below.

Gross profit for the third quarter of 2003 of $52.0 million increased $4.4 million, or 9%, from third quarter 2002 gross profit of $47.6 million.  Gross profit as a percentage of sales was 20% for the third quarter of 2003 and 21% for 2002.  The decrease in gross profit percentage is related to restructuring costs associated with the closing of the Company’s Sturtevant, Wisconsin and West Branch, Iowa locations, costs to resolve field recalls, and higher depreciation expense than in the third quarter of 2002.

The Company’s selling, general and administrative expenses for the third quarter 2003 of $39.1 million increased $5.9 million, or 18%, from the third quarter 2002 expenses of $33.2 million.  Excluding the impact of currency exchange fluctuations and acquisitions, selling, general and administrative expenses increased $2.4 million, or 7%, over third quarter 2002. The Company’s efforts focused on controlling these fixed expenses have been successful to the extent it has been able to absorb the significant increases being incurred in the areas of increased regulatory, pension, health care and insurance costs.

Research and development expenses for the third quarter of 2003 of $10.7 million increased by $1.2 million, or 13%, over third quarter 2002 expenses of $9.5 million.  Excluding the impact of currency exchange fluctuations and acquisitions, these expenses remained constant with prior year levels.  The Company remains committed to investing in new technology and product development.  Much of the Company’s product development activities continue to be driven by ongoing customer inquiries.

Net nonoperating expenses for the third quarter 2003 increased $0.1 million over the third quarter 2002 due primarily to foreign currency exchange losses.  Net interest expense decreased $0.3 million or 7% from third quarter 2002.

The Company’s effective tax benefit rate for the third quarter of 2003 of 54% was higher than the third quarter of 2002 tax benefit rate of 40%.  The increased benefit in 2003 is being generated by the mix of the Company’s operating results with a higher portion of pre-tax loss being generated in countries with higher effective tax rates.

Business Segment Results

Propel Segment

Net sales for the Propel segment of $107.9 million increased $15.1 million, or 16%, from third quarter 2002 net sales of $92.8 million.  Excluding the impact of currency exchange fluctuations, net sales increased $11.0 million, or 12%.  Sales include approximately $14.3 million, excluding the impact of currency exchange fluctuations, related to the Asia-Pacific region, which is a growing market for the Propel segment.

Propel segment income for the third quarter of 2003 of $4.8 million decreased $3.3 million, or 41%, compared to segment income of $8.1 million in 2002.  Excluding the impact of currency exchange fluctuations, Propel segment income decreased $3.6 million primarily due to a $2.6 million expense associated with a field recall related to a recent product introduction.

Work Function Segment

Net sales in the Work Function segment of $83.9 million for third quarter 2003 increased $8.3 million, or 11%, over 2002 third quarter net sales of $75.6 million.  Excluding the impact of currency exchange fluctuations, net sales increased $1.5 million, or 2%, from 2002.

Work Function segment income for the third quarter 2003 of $0.4 million decreased $2.8 million, or 88%, from 2002 third quarter segment income of $3.2 million.  Excluding the impact of currency exchange fluctuations, Work Function segment income decreased $2.9 million from 2002.  In 2003, the Work Function segment was impacted by costs of $0.3 million and $1.7 million related to the closings and relocation of operations from Sturtevant, Wisconsin, and West Branch, Iowa, respectively, and $1.0 million related to field recall procedures.  During the fourth quarter of 2003 and the first quarter of 2004 the Work Function segment is expected to incur approximately $1.6 million and $0.2 million, respectively, of additional restructuring costs related to moving costs to be incurred in relocating the operations of the West Branch, Iowa facility and increased depreciation expense.

Controls Segment

Net sales in the Controls segment for third quarter 2003 of $63.6 million increased $8.1 million, or 15%, from 2002 net sales for the third quarter of $55.5 million.  Excluding acquisitions and the impact of currency exchange fluctuations, net sales for third quarter 2003 decreased $1.1 million, or 2%, from the comparable 2002 levels due to reduced demand from customers in the aerial lift market.

Controls segment income for third quarter 2003 of $1.9 million increased $2.8 million from 2002 third quarter segment loss of $0.9 million.  Excluding the impact of acquisitions and currency exchange fluctuations, Controls segment income increased $1.8 million, from 2002.

Global Services and Other Expenses, net

The Company’s Global Services includes costs that relate to worldwide services such as external tax and accounting fees, certain insurance premiums, the amortization of intangible assets from certain business combinations, and internal global services departments, along with the operating costs of the Company’s executive office. Other expenses include costs related to loss on disposal of fixed assets and realized losses on foreign currency exchange transactions.  For third quarter 2003, total global services and other expenses amounted to $5.5 million, or a decrease of $0.1 million, or 2%, from the 2002 expenses of $5.6 million.  In the third quarter of 2002 the Company incurred approximately $0.5 million of costs related to a global leadership meeting.   A similar meeting was not held in the current year.

Thirty-Nine Weeks Ended September 28, 2003 Compared to Thirty-Nine Weeks Ended September 29, 2002

Consolidated Results

Net income for the first nine months of 2003 was $19.2 million, or $0.40 per diluted share, compared with net income of $15.6 million, or $0.33 per diluted share for the same period in 2002.  Excluding the impact of currency exchange fluctuation, and acquisitions, net income decreased $0.4 million, or 3%, from 2002.  The decrease in net income is a factor of the restructuring costs and field recall costs related to new product introductions.

Net sales for the first nine months of 2003 of $864.3 million increased by $133.2 million, or 18%, over the first nine months of 2002 net sales of $731.1 million.  Excluding the impact of currency exchange fluctuations, net sales increased 9% (i.e. net sales of businesses outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed during 2002.)  Excluding the impact of both currency exchange fluctuations and acquisitions, net sales increased 6% over the first nine months of 2002.  Sales increased 6% in the Americas and 3% in Europe, excluding the impact of acquisitions and currency exchange fluctuations.  The Asia-Pacific region accounted for $12.3 million of increased sales, or an increase of 27%.  All operating segments contributed to the sales increase period over period as discussed below.

Gross profit for the first nine months of 2003 of $200.9 million increased $26.2 million or 15% from the first nine months of 2002 gross profit of $174.7 million.  Gross profit as a percentage of sales for the first nine months of 2003 was 23%, compared to 24% for 2002.  Year to date costs of $3.3 million related to the restructurings mentioned above and $5.0 million of costs related to field recalls are the primary causes of this reduction in the gross profit percentage from the first nine months of 2002.

The Company’s selling, general and administrative expenses of $113.9 million increased $15.8 million, or 16%, over the first nine months 2002 amount of $98.1 million.  Excluding the impact of currency exchange fluctuations and acquisitions, selling, general and administrative expenses increased $5.3 million, or 5%, over the first nine months of 2002.  The Company has experienced significant increases in regulatory, pension, health care and insurance costs during 2003.

Research and development expenses for the first nine months of 2003 increased by $3.5 million over the first nine months of 2002.  However, excluding the impact of currency exchange fluctuations and acquisitions, these expenses actually remained constant with the 2002 levels.

Net nonoperating expenses for the first nine months of 2003 increased $2.0 million over 2002 due primarily to realized losses on foreign currency exchange transactions which result from locations which conduct a portion of their business in a currency which differs from their functional currency, or the currency they use to record all transactions.  Therefore, if the exchange rate changes from the time the sale is recognized to the time the account is collected the Company incurs a foreign currency exchange gain or loss.  Net interest expense was down $0.5 million from the first nine months of 2002 reflecting favorable interest rates.

The Company’s effective tax rate for the first nine months of 2003 of 28% was lower than the 2002 first nine months effective tax rate of 35%.  The primary drivers for the lower effective rate in 2003 is related to the mix of the Company’s pre-tax income with a higher portion of the Company’s pre-tax income being generated in countries with lower effective tax rates.

Business Segment Results

Propel Segment

Net sales for the Propel segment of $391.6 million increased $48.9 million, or 14%, from the 2002 first nine months net sales of $342.7 million.  Excluding the impact of currency exchange fluctuations, net sales increased $29.5 million, or 8.6%.  The Propel segment has been favorably impacted by the Asia-Pacific region, which continues to grow and contributed sales of $40.9 million in the first nine months of 2003, excluding the impact of currency exchange fluctuations.

Propel segment income for the first nine months of 2003 of $41.6 million increased $1.8 million, or 5%, over segment income of $39.8 million in 2002.  Excluding the impact of currency exchange fluctuations, Propel segment income was level with the first nine months of 2002. Increased sales were partially offset by field recall costs of $4.0 million related to the Propel segment.

Work Function Segment

Net sales in the Work Function segment of $263.0 million for the first nine months of 2003 increased $37.3 million, or 17%, over 2002 first nine months net sales of $225.7 million.  Excluding the impact of currency exchange fluctuations, net sales increased $8.8 million, or 4%, from 2002.

Work Function segment income for the first nine months of 2003 of $15.5 million decreased $2.5 million, or 14%, from 2002 first nine months segment income of $18.0 million.  Excluding the impact of currency exchange fluctuations, Work Function segment income decreased $4.9 million, or 27% from 2002.  Contributing to the decrease in net income was $1.0 million of costs related to resolution of a field recall.  In addition, in 2003, the Work Function segment has been impacted by restructuring costs of $1.1 million for the Sturtevant, Wisconsin, facility and $1.7 million for the West Branch, Iowa, location.  During the fourth quarter of 2003 and the first quarter of 2004 the Work Function segment is expected to incur approximately $1.6 million and $0.2 million, respectively, of additional restructuring costs related to moving costs to be incurred in relocating the operations of the West Branch, Iowa facility and increased depreciation expense.

Controls Segment

Net sales in the Controls segment for the first nine months of 2003 of $209.7 million increased $47.0 million, or 29%, over the first nine months 2002 net sales of $162.7 million.  Excluding acquisitions and the impact of currency exchange fluctuations, net sales for the first nine months of 2003 increased $4.2 million, or 3%, from the comparable 2002 levels.

Controls segment income for the first nine months of 2003 of $14.4 million increased $8.8 million, or 157%, from 2002 first nine months segment income of $5.6 million.  Excluding the impact of acquisitions and currency exchange fluctuations, the Controls segment income increased $4.2 million, or 75%, from 2002.

Global Services and Other Expenses, net

The Company’s Global Services and other expenses include costs as described above.  For the first nine months of 2003, total global services and other expenses amounted to $20.4 million, or an increase of $2.9 million or 17% from the 2002 charges of $17.5 million.  During the first nine months of 2003 the Company incurred costs of $1.8 million as part of its strategic initiative to move the business systems to a common platform.  Additional factors for the increase relate to the Company’s new executive office location in Lincolnshire, Illinois that was not in place until June, 2002, along with higher insurance and outside service costs driven by the increased regulatory requirements in the United States.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated funds and from borrowings under its credit facilities.  In the third quarter of 2003 the Company entered into a new $250.0 million syndicated multi-currency revolving credit facility which replaced certain existing credit facilities and provides additional sources of liquidity to the Company.  The syndication includes many international and domestic banks with which the Company has existing relationships, as well as a number of additional banks.  Borrowings under the new facility bear interest equal to an inter-bank rate plus an applicable margin ranging from 0.65% to 1.65%, depending on the Company’s ratio of net debt to EBITDA, as defined in the agreement.  The Company is required to pay a commitment fee on the available funds which is the lower of 0.60% or a percentage of the applicable margin discussed above.  The facility contains various financial covenants.  As of September 28, 2003 the Company was in compliance with these covenants.

Net cash provided by operating activities for the first nine months of 2003 of $82.0 million decreased by $7.7 million from the first nine months of 2002 of $89.7 million.  The decrease in operating cash flow resulted primarily from increased accounts receivable balances related to increased sales in 2003 compared to 2002.

Net repayments under short and long-term credit facilities for the first nine months of 2003 were $1.1 million compared to the first nine months of 2002 net repayments of $30.2 million.  The higher repayments in 2002 were partially attributable to higher cash flows generated from working capital accounts.  Further information regarding all of the Company’s future commitments under contractual obligations is set forth in the Company’s most recent annual report filed on Form 10-K.  Other than the new $250.0 million syndicated multi-currency revolving credit facility discussed above, and the termination of the $90.0 million U.S. Revolving Credit Facility, there have been no material changes in this information.

The cash provided by operating activities of $82.0 million have funded 2003 capital expenditures of $36.0 million, acquisitions of $5.8 million, dividends of $10.0 million, distributions to minority interest partners of $12.9 million, and the net repayments of short and long-term credit facilities of $1.1 million.  Excess cash generated from operating activities was still on hand at the end of the quarter due to the transition phase of paying off prior debt arrangements and drawing funds under the new credit facility.

Capital expenditures for the first nine months of 2003 of $36.0 million increased by $13.0 million from the first nine months 2002 capital expenditures of $23.0 million.  Of this increase, approximately $6.5 million relates to the investment in business system software in support of the Company’s strategic initiative to move all business systems to a common platform.  The Company expects that capital expenditures for the remainder of 2003 will continue to be substantially lower than depreciation expense due to the continued economic weakness in the markets it serves and due to the fact that the Company feels it has adequate capacity to handle short-term market increases.  The Company plans to continue to fund its capital expenditures from internally generated funds or borrowings under its credit facilities.  These sources of funds are expected to be sufficient to support the planned capital expenditures and the Company’s working capital requirements for at least the next twelve months.

Other Matters

The Company’s Critical Accounting Policies – Due to the type of industry in which the Company operates and the manufacturing nature of its business, the Company disclosed the following critical accounting policies in preparing its most recent annual report on Form 10-K:  inventory valuation, warranty provisions, useful lives of property, plant and equipment, valuation of trade receivables, workers compensation, pensions, and post-retirement benefits other than pension.  The Company has made no changes to the methods of application or the assumptions used in applying these policies.

In 2003 the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.  The Company also adopted SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” in 2003 which requires that costs be recognized in the period incurred, rather than when management commits to a plan to exit an activity.  Restructuring costs associated with closing the Sturtevant, Wisconsin, and West Branch, Iowa, locations are being accounted for in accordance with SFAS 144, SFAS 146, and SFAS 112 “Employers’ Accounting for Postemployment Benefits”.

New Accounting Principles - In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003.  The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses consolidation of variable interest entities. It requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. This interpretation applies immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after December 15, 2003 for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect the interpretation to have a material effect on its financial position or results of operations.  However, the Company is evaluating this interpretation and will make a determination of the applicability of this interpretation as it relates to the Company’s unconsolidated affiliate during the fourth quarter.

Acquisitions - During the second quarter 2003, the Company exercised its option to acquire an additional 40% of the outstanding shares of Comatrol for approximately $10.3 million.  With this purchase, the Company now owns 85% of Comatrol and has consolidated the financial results of this business beginning with the second quarter of 2003.  The transactions resulted in $12.3 million of goodwill.  The Company has the option to acquire the remaining ownership interest (15%) in Comatrol for approximately 3,700 euros, which equates to $4,247 as of September 28, 2003, using an exchange rate of 0.8712 euros to the U.S. dollar.  The option period runs from April 1, 2004 through April 30, 2004.  Should the Company not elect to exercise this option, the minority owners of Comatrol could exercise their option requiring the Company to acquire the remaining 15% of Comatrol for the amount disclosed above.  This put option period runs from May 1, 2004 through May 31, 2004.  Should neither party exercise their respective options, all such options expire after May 31, 2004.

Non-Audit Services of Independent Auditors - Our auditors, KPMG LLP, perform the following non-audit services that have been approved by the Audit Committee of the Board of Directors:  statutory audits; quarterly reviews and related accounting advice and consultation; international and U.S. tax planning and compliance services; tax and financial due diligence for acquisitions; pension plan audits; and expatriate tax services.

Sarbanes-Oxley Act of 2002 – The Company is in the process of completing detailed documentation and testing of all internal controls related to financial reporting and disclosure as required by Section 404 of the Sarbanes-Oxley Act of 2002.  During the second quarter of 2003, the Company retained the services of an outside firm to assist the Company in documenting these controls at its various locations around the world, to assess risks and to begin testing the effectiveness of these controls.  In addition, the Company has redirected its internal audit resources to focus on this activity for the remainder of 2003.  The Company has adopted the Committee Of Sponsoring Organizations (COSO) internal control framework.  Through September 2003 the Company has incurred $0.2 million of external costs related to this activity and will continue to incur costs through the first half of 2004 as it completes this work.

Outlook – While the Company’s sales growth during the first nine months of 2003 was quite strong compared to the markets it serves, the Company’s earnings were negatively impacted by restructuring costs, significant product recall costs and the costs of certain strategic initiatives.    The Company anticipates that it will continue to invest in these strategic initiatives and to rationalize its manufacturing and sales facilities in order to reduce both assets and expenses.

New orders received for 2003 have decreased by 1% from the first nine months of 2002, excluding the effects of currency exchange fluctuations and acquisitions.  The backlog of orders continues to remain at a relatively high overall level; however, within the various regions, the backlog picture is mixed.  Excluding the impact of currencies and acquisitions, backlog in the Americas is constant with prior year levels, while backlog in Europe is down 15% from 2002.  Asia-Pacific backlog has increased 52%, however, this region continues to be a relative small percentage of the total company.

Despite the uncertainty relative to the economic conditions, the Company continues to make progress on some of its strategic initiatives outlined in its most recent annual report filed on Form 10-K.

The Company continues to progress with moving selected lower margin, lower volume product lines within the Work Function segment to outside manufacturing sources.  Eliminating these low-volume, infrequent production runs will reduce costs by improving the overall operating efficiencies in the affected plants.  Efforts are also underway to move certain production from high-cost to low-cost countries.  During the second quarter of 2003, the Company successfully moved the production of mini-steering units from its Sturtevant, Wisconsin, facility to its facility in Poland and closed the Wisconsin facility.

Finally, the Company continues to make progress on the initiative to reorganize the sales, marketing, and distribution structure in Europe, achieving synergies by consolidating many of the warehousing, service and administrative functions within the European region.  The project is complex and will take approximately two years to complete, however, the benefits are expected to begin being realized towards the end of 2004 in reduced inventories and costs.  In addition, the Company has begun the process of implementing a common business system platform throughout the company and expects to incur annual pre-tax expenses of approximately $5.8 million to $7.2 million for each of the next two to three years in connection with implementing this system.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  There has been no material change in this information.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no changes in the Registrant’s internal controls over financial accounting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended September 28, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Document
3.1

The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

3.2	The Amended and Restated Bylaws of the Company dated June 4, 2003, is attached as Exhibit 3.2 to the Company's Form 10-Q filed on August 13, 2003 and is incorporated herein by reference.
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
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

10.1(ay)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan (formerly known as the 1999 Sauer-

Danfoss Inc. Bonus Plan) restated as of January 1, 2002, is attached as Exhibit 10.1(ap) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
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

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 .

(b)                                                   Reports on Form 8-K

On July 31, 2003 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated July 30, 2003 announcing the Company’s second quarter 2003 financial results.

On September 12, 2003 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated September 11, 2003 announcing the Company’s third quarter dividend of $0.07 per share.

On October 29, 2003 the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated October 29, 2003 announcing the Company’s third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By /s/ Kenneth D. McCuskey

Kenneth D. McCuskey, Vice President and Chief Accounting Officer Sauer-Danfoss Inc.

November 11, 2003