Form 10-K
period 2003-12-31
SAUER DANFOSS INC
filed 2004-03-15
CIK 865754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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
       None
 (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

        The aggregate market value of the voting stock of the Registrant held by nonaffiliates at February 17, 2004, was $152,438,818. As of February 17, 2004, there were 47,432,268 shares of common stock, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the annual meeting of stockholders to be held May 5, 2004 are incorporated by reference into Parts II and III.

PART I

Item 1.    Business.

  (a)    General Development of Business

        Sauer-Danfoss Inc., a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss is a global manufacturer of components and integrated hydraulic, electric, and electronic systems that generate, transmit, and control power in mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, orbital motors, hydrostatic steering units, proportional load-sensing valves, microprocessor controls, electric drives, and electrohydraulics. The Company sells its products to original equipment manufacturers (OEMs) who use Sauer-Danfoss products to provide the hydraulic and electronic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the construction, road building, agriculture, turf care, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.

        The Company exercised its option to acquire an additional 40 percent of the outstanding shares of Comatrol S.p.A during the second quarter 2003 for approximately $10.3 million. With this purchase, the Company now owns 85 percent of Comatrol and has consolidated the financial results of the business for the last three quarters of 2003. Prior to purchasing its controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting. The Company has the option to acquire the remaining ownership interest (15 percent) in Comatrol for approximately 3.7 million euros, which equates to $4.7 million at December 31, 2003, using an exchange rate of 0.795 euros to the U.S. dollar. The option period runs from April 1, 2004 through April 30, 2004. Should the Company not elect to exercise this option, the minority owners of Comatrol could exercise their option requiring the Company to acquire the remaining 15 percent of Comatrol for the amount disclosed above. This put option period runs from May 1, 2004 through May 31, 2004. Should neither party exercise their respective options, all such options expire after May 31, 2004.

        In 2003 the Company relocated the operations of its Sturtevant, Wisconsin, and West Branch, Iowa, locations to other existing facilities and outsourced certain processes to reduce costs and increase efficiencies. The Company has also undertaken projects to reorganize its European sales and distribution operations, and to implement a common business system. See further discussion of these projects in Management's Discussion and Analysis presented in Item 7.

        In connection with the closing of the West Branch location, accounting errors were identified which resulted in restating the 2002, 2001 and 2000 financial statement amounts. The errors relate to an unreconciled account and unrecognized depreciation associated with a purchase accounting fair value adjustment related to fixed assets. Both originated in 2000 in connection with the closing of the Racine, Wisconsin, facility and relocation of its operations to the West Branch location. The total impact of the restatement, net of tax, over the three-year period is $1.6 million, or $0.04 per share. The restatement is not material to any one year. See Note 17 in the Notes to Consolidated Financial Statements for further discussion. The Company will file an amended Form 10-Q for the third quarter of 2003 to reflect the restatement of the financial information for such period. The Company does not plan to file amended Forms 10-Q for the first and second quarters of 2003 and does not plan to file amended Form 10-Ks or Form 10-Qs for 2002, 2001 and 2000.

  (b)    Financial Information about segments

        The Company reports its operating segments based on its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Information about the Company's reportable segments defined by product lines is set forth in Note 16 in the Notes to Consolidated Financial Statements on pages 69-71 of this report, and is incorporated herein by reference.

  (c)    Description of Business

        Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's segments and geographic regions is set forth in Note 16 in the Notes to Consolidated Financial Statements on pages 69-71, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10 percent or more of the Company's overall net sales for 2003.

Propel Segment

Hydrostatic Transmissions

        Sauer-Danfoss designs, manufactures, and markets a range of closed circuit axial piston hydrostatic transmissions for the propulsion of mobile equipment in the Americas, Europe, and Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment. The Company manufactures these hydrostatic transmissions at its facilities in Ames, Iowa; Lawrence, Kansas; Sullivan, Illinois; Neumunster, Germany; Dubnica nad Vahom, Slovakia; Povazská Bystrica, Slovakia; Shanghai, China; and Osaka, Japan.

Work Function Segment

Gear Pumps and Motors

        Sauer-Danfoss designs, manufactures, and markets custom-designed gear pumps, as well as a broad range of high-performance standard gear pumps and motors. Gear pumps and motors are the most widely used type of mobile hydraulic pumps and motors in the industry. The Company manufactures gear pumps and motors at its Swindon, England; Lawrence, Kansas; Bologna, Italy; and Povazská Bystrica, Slovakia facilities.

Open Circuit Piston Pumps

        Sauer-Danfoss designs, manufactures, and markets custom-designed open circuit piston pumps used to transform mechanical power from the engine to hydraulic power for the work function of the vehicle. The advantages of open circuit piston pumps compared to other types of pumps, such as vane or gear pumps, are the high degree of control within the work function hydraulic system and the more efficient use of engine power. These products are designed and manufactured at facilities in Ames, Iowa, and Povazská Bystrica, Slovakia.

Low Speed High Torque Motors

        Sauer-Danfoss designs, manufactures, and markets a complete line of geroller and gerotor motors at its Nordborg, Denmark, facility. These motors are used for both the propel and work functions in all served markets.

Steering Units

        Sauer-Danfoss designs, manufactures, and markets hydrostatic steering units to customers throughout the world. The Company manufactures steering units in Nordborg, Denmark, and Wroclaw, Poland. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for agriculture tractors, combines, turf care, and earthmoving equipment.

Controls Segment

Mobile Electronics

        Sauer-Danfoss designs, manufactures, and markets electrohydraulic valves and electronic controls, including microprocessor-based controls and electronic sensors through its electrohydraulics operations in the United States and Sweden and also designs electrohydraulic products in Germany, the United Kingdom, Italy, and Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of mobile equipment to control the Company's hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion and work functions by providing standard or custom-designed controls.

        Additionally, the Company designs and manufactures both alternating current (AC) and direct current (DC) electric motors, electronic motor controllers, inverters, and power units through its Electric Drives operations in Denmark and Germany.

Control Valves

        Sauer-Danfoss designs, manufactures and markets a variety of spool type control valves to meet its customers' needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to very simple low cost valves for high volume agricultural tractors. These products are manufactured in facilities located in Caxias do Sul, Brazil; Nordborg, Denmark; and Easley, South Carolina.

        The Company also designs, manufactures and markets a complete line of cartridge valves and hydraulic integrated circuits in facilities located in Reggio Emilia, Italy; Hillsboro, Oregon; and Easley, South Carolina. Aerial lift platforms and road building equipment are examples of significant users of cartridge valves.

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
Industrial lift trucks
Logging equipment
Marine equipment
Mining equipment
Oil field equipment
Railway maintenance
Rough terrain fork lifts
Self-propelled boom aerial lifts
Self-propelled scissor aerial lifts
Snow groomers
Sweepers
Tree shakers
Truck and bus fan drives

General Characteristics

        Sauer-Danfoss sells both standard and customized products, with most products being built to order. With respect to some of the most technologically demanding vehicles, such as those used in forestry, construction, and road building, Sauer-Danfoss' engineers work closely with customers from design through manufacture of the final product, a cycle that can take as long as four to six years for a major new machine.

        Sauer-Danfoss operates 25 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. In North America, the Company sells and distributes its products directly to large OEMs and through independent distributors to smaller OEMs. In Europe, South America, and the Asia-Pacific region, the Company sells and distributes its products either directly or through subsidiaries.

        In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company's warranty expense has been less than 1.5 percent of net sales in each of the past three years.

        Because many of its products are designed and developed in conjunction with its customers' design teams to fit their specific needs and to minimize inventory levels, the Company primarily manufactures products to order. The Company typically machines components with long lead times according to a sales forecast and machines certain unique components for specific customers according to firm orders. Inventories at the Company's manufacturing sites consist primarily of raw materials and machined iron housings and components. Only small amounts of assembled finished units are maintained in inventory at the manufacturing sites. Historically, inventories at the Company's sales locations consisted mainly of finished units manufactured specifically for distribution to customers in those locations. As discussed in Management's Discussion and Analysis on page 15 of this report, the Company has begun the process to streamline its sales and distribution operations in Europe to reduce expenses and improve customer service and delivery. One result of this process will be to reduce the amount of inventory held at the sales and distribution operations.

        The Company does not normally accept orders subject to late delivery penalties. On occasion, the Company sells its products to government agencies, including those used for military applications, but it does not design its products to meet specific government standards and usually only enters into contracts for the supply of commercial products. There are no government contracts of material value to the Company.

Raw Materials

        The Company purchases iron housings and components from various U.S., European, and Asian foundries. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of sources in quantities sufficient to meet current requirements. The Company has in place a Global Supplier Quality Program called "Partners in Quality" (PIQ) that is the primary program used by the Company to ensure that all suppliers meet the Company's quality expectations.

Patents, Trademarks, and Licenses

        The Company owns or licenses rights to approximately 610 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.

        To ensure worldwide availability of the Company's design of products, the Company has, in the past, licensed its technology to companies in certain countries. The Company currently has one license agreement in place to manufacture or distribute its technology with the Sauer-Danfoss-Daikin LTD. joint venture in Japan.

Backlog

        The amount of the Company's backlog is significant because, among other factors, customer orders have historically involved long lead times and specific model types. At December 31, 2003 the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2004) was $409 million as compared with $383 million at December 31, 2002. However, orders can be canceled or rescheduled by customers. Thus, the level of orders currently in backlog could decline because of cancellation or rescheduling. Additionally, the level of reported backlog can be impacted by currency translation fluctuations and acquisitions. Excluding the impact of currency and acquisition, backlog at December 31, 2003 was $379 million. Customers' ordering patterns can also impact the level of reported backlog. For example, the Company's U.S. distributor customers are placing orders with shorter lead times due to the Company's ability to fulfill such orders.

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

  Open Circuit Piston Pumps and Gear Pumps and Motors Market

        The open circuit work function market is fragmented with a large number of suppliers of all types of products, including open circuit piston pumps, gear pumps and motors, and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker Hannifin Corporation, and Eaton Corporation, and in Japan, Kayaba and Kawasaki. The supply of standard gear pumps and motors is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

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

  Steering Unit Market

        Hydrostatic steering units are provided to the market from the same competitors as LSHT motors (above) plus Ognibene. Sauer-Danfoss has the largest European market share and a growing share globally. As steering systems grow and needs expand, Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market. Today, Sauer-Danfoss believes that it leads the industry in this direction for steering technology.

  Mobile Electronics Market

        In the mobile electronics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years, larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company has closely watched the needs for electric drives grow in the low power market segments. With the Company's addition of alternating current (AC) and direct current (DC) motors and controls it is now well equipped to serve our customers in these segments with either a hydraulic solution or an electric solution for their propel and work function needs. The Company believes it is well positioned to establish itself as a technology leader in the work function and propel segments, as there is no clearly established technology in this sector that is deemed to be an industry standard.

  Control Valves Market

        The control valve marketplace is fragmented with a large number of suppliers who are primarily focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of its customers. Competitors who provide partial lines include Eaton Corporation, Hydra-Force, Sterling Hydraulics, Husco, Sun Hydraulics, Integrated Hydraulics, Walvoil, and Oil Control, plus many others. Complete global control valve line competitors are limited to Parker-Hannifin and Bosch Rexroth AG.

Research and Development

        The Company's research and development expenditures during 2003, 2002, and 2001 were approximately $43.5 million, $37.8 million, and $38.1 million, respectively.

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

Employees

        As of December 31, 2003, 2002, and 2001 the Company had 7,200, 7,207, and 6,790 employees, respectively. Of its full time employees at December 31, 2003, approximately 2,300 were located in the Americas with the remaining located in Europe and Asia. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.

Financial Information about Geographic Areas

        Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 16 in the Notes to Consolidated Financial Statements on pages 69-71 of this report, and is incorporated herein by reference.

Available Information

        The Company maintains an Internet Website and the address of that site is http://www.sauer-danfoss.com. The Company provides access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 on its Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.    Properties.

        Sauer-Danfoss Inc. conducts its manufacturing operations at 25 locations; eight in the United States, three each in Italy and Germany, two each in the United Kingdom, Denmark, and Slovakia, and one each in Brazil, China, Japan, Poland, and Sweden. The Company leases approximately 15,000 square feet of office space in Lincolnshire, Illinois, where its principal executive offices are located. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel and Work Function	330,000	Owned
LaSalle, Illinois	Propel	325,000	Owned
Freeport, Illinois	Propel	183,000	Owned
Lawrence, Kansas	Propel and Work Function	162,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Hillsboro, Oregon	Controls	60,000	Leased
Minneapolis, Minnesota	Controls	75,000	Leased
Sullivan, Illinois	Propel	176,000	Owned
South America
Caxias do Sul, Brazil	Controls	29,000	Leased
Europe
Neumünster, Germany	Propel and Controls	463,000	Owned
Berching, Germany	Controls	131,000	Leased
Kaiserslautern, Germany	Controls	8,500	Leased
Nordborg, Denmark	Work Function and Controls	680,000	Leased
Odense, Denmark	Controls	121,500	Leased
Wroclaw, Poland	Work Function	41,000	Owned
Povazská Bystrica, Slovakia	Propel and Work Function	351,500	Owned
Dubnica nad Váhom, Slovakia	Propel	236,000	Owned
Swindon, England	Work Function	229,000	Leased
Stratford-upon-Avon, England	Controls	5,000	Leased
Bologna, Italy	Work Function	246,000	Owned
Cento, Italy	Controls	3,500	Leased
Reggio Emilia, Italy	Controls	53,000	Leased
Älmhult, Sweden	Controls	20,000	Owned
Asia
Shanghai/Pudong, China	Propel	105,000	Leased
Osaka, Japan	Propel	94,000	Leased

Total		4,312,000

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Klaus H. Murmann (1)(2)	72	Chairman	1989
Joergen M. Clausen (3)	55	Vice Chairman	2000
David J. Anderson (1)	56	President and Chief Executive Officer	2000
Hans J. Cornett (4)	53	Executive Vice President — Sales and Marketing	2000
Karl J. Schmidt (5)	50	Executive Vice President and Chief Financial Officer, Treasurer	2002
James R. Wilcox (6)	58	Executive Vice President and Chief Operating Officer	2000
Ron Hanson (7)	41	Vice President — Human Resources	2003
Thomas K. Kittel (1)	55	Vice President — Propel Products	2000
Henrik Krabsen (4)	42	Vice President — Valves	2000
Finn Lyhne (4)	49	Vice President — Work Function Products	2000
Kenneth D. McCuskey (1)	49	Vice President and Chief Accounting Officer, Secretary	2000
Albert Zahalka (8)	52	Vice President — Mobile Electronics	2000

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

(5)
Prior to joining the Company, Mr. Schmidt was employed by Degussa-Huls Corporation as Vice President and Chief Financial Officer.

(6)
Prior to joining the Company, Mr. Wilcox was employed by Omniquip — Textron as President — Material Handling unit from October 1999 through October 2000. Prior to being employed by Omniquip, Mr. Wilcox served as the Vice President and General Manager for the Company's U.S. Hydrostatics business.

(7)
Prior to joining the Company, Mr. Hanson was employed by Maytag Corporation as Vice President, Human Resources from January 2001 through January 2003. Prior to being employed by Maytag, Mr. Hanson served as the Director of Human Resources for the Company's U.S. operations.

(8)
Prior to joining the Company, Mr. Zahalka was employed by Emerson Electric in various executive capacities.

PART II

Item 5.    Market for the Company's Common Stock and Related Stockholder Matters.

  Market and Dividend Information

        The Company's Common Stock is traded on the New York Stock Exchange and the Frankfurt (Germany) Stock Exchange. As of February 25, 2004, there were approximately 220 stockholders of record.

        The Company is currently paying a quarterly dividend of $0.07 per share, which is subject to Board of Directors approval.

        The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2002, and the quarterly cash dividends paid in 2003 and 2002:

	1st	2nd	3rd	4th	Full Year
2003
High	$9.58	$11.90	$15.16	$16.97	$16.97
Low	$7.44	$7.55	$10.18	$13.40	$7.44
Dividends	$0.07	$0.07	$0.07	$0.07	$0.28
2002
High	$11.72	$12.75	$11.16	$9.45	$12.75
Low	$7.55	$9.58	$8.79	$7.25	$7.25
Dividends	$0.07	$0.07	$0.07	$0.07	$0.28

Item 6.    Selected Financial Data.

SELECTED FINANCIAL DATA

	2003	2002 (1)	2001 (1)	2000 (1)(2)	1999
	(in millions except per share and employee data)
Operating Data:
Net sales	$1,126.8	$952.3	$855.3	$782.5	$534.4
Gross profit	252.4	219.0	192.6	199.4	125.9
Selling, general and administrative	156.7	128.6	122.8	98.2	58.4
Research and development	43.4	37.8	38.1	29.9	23.3
Loss on disposal of fixed assets	5.3	0.4	0.6	—	—
Total operating expenses	205.4	166.8	161.5	128.1	81.7
Total interest expense, net	17.4	17.2	17.4	11.2	8.6
Net income	11.2	13.7	4.3	26.0	18.1
Per Share Data:
Income per common share, basic and diluted	$0.24	$0.29	$0.09	$0.66	$0.67
Cash dividends per share	$0.28	$0.28	$0.28	$0.28	$0.28
Weighted average basic shares outstanding	47.4	47.4	47.0	39.2	27.2
Weighted average diluted shares outstanding	47.5	47.4	47.0	39.2	27.2
Balance Sheet Data:
Inventories	$198.9	$164.7	$141.7	$146.2	$74.0
Property, plant and equipment, net	452.9	435.1	422.5	422.7	269.5
Total assets	1,101.8	970.5	884.3	840.7	442.5
Total debt	355.5	318.3	298.8	245.7	131.9
Stockholder's equity	397.2	367.3	345.8	341.4	150.8
Debt to debt plus equity (3)	45.3%	44.7%	44.6%	39.8%	41.7%
Other Data:
Backlog (at year-end)	$408.6	$382.8	$319.9	$375.1	$252.4
Depreciation and amortization	80.4	72.6	69.9	53.6	35.5
Capital expenditures	60.0	42.3	69.7	67.9	57.1
EBITDA (4)	108.6	110.7	94.2	107.4	73.1
Cash flows from (used in):
Operating activities	95.6	98.3	67.3	81.9	77.8
Investing activities	(65.0)	(66.3)	(110.1)	(62.3)	(56.8)
Financing activities	(28.8)	(34.4)	33.5	5.4	(22.9)
Number of employees (at year-end)	7,200	7,207	6,790	6,733	3,836

(1)
As restated — see Note 17 in the Notes to Consolidated Financial Statements for further discussion.

(2)
Includes results of Danfoss Fluid Power since May 3, 2000.

(3)
The debt to debt plus equity ratio represents the ratio of total capital attributable to external financing. As such, the denominator of the ratio includes the total debt and total stockholders' equity shown here as well as the minority interest presented on the balance sheet.

(4)
EBITDA represents net income, plus provision for income taxes and net interest expense, plus depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information as management of the Company believes it provides an indication with respect to the ability of Sauer-Danfoss to meet its future debt service, capital expenditures, and working capital requirements.

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

        Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, have recently been in varying states of uncertainty, making it difficult to determine if past experiences are a good guide to the future. A continuing downturn in the Company's business segments could adversely affect the Company's revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's major customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials and product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

        The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

About the Company

        Sauer-Danfoss Inc. and subsidiaries (the Company) is a leading international supplier of components and systems that generate, transmit and control fluid power in mobile equipment. The Company's products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care and specialty equipment. The Company designs, manufactures and markets its products in the Americas, Europe and the Asia-Pacific region, and markets its products throughout the rest of the world either directly or through distributors.

About Management's Discussion

        In December 2003 the SEC released guidance regarding management's discussion and analysis of financial condition and results of operations. The following discussion has been prepared on the basis of the guidelines in the SEC release. Management's discussion and analysis is designed to provide the reader of the financial statements with information that is transparent and necessary to understand the Company's results of operations, financial condition and changes in financial condition. The format of this discussion for comparing the 2003 results from operations and financial condition to 2002 has been enhanced from the format used in prior years in order to accomplish the following objectives:

  •
  Enable investors to see the Company through the eyes of management;

  •
  Enhance the overall financial disclosure and provide the context within which the Company's financial information should be analyzed; and

  •
  Provide information about the quality of, and potential variability of, the Company's earnings and cash flow, so that investors can assess the likelihood that past performance is indicative of future performance.

        The discussion comparing 2002 results from operations to 2001 has not been reformatted.

Prior Period Restatement

        The 2002 and 2001 financial statement amounts have been restated due to accounting errors identified during the closing of the West Branch, Iowa, operations. The errors relate to an unreconciled account and unrecognized depreciation associated with a purchase accounting fair value adjustment related to fixed assets. Both originated in 2000 in connection with the closing of the Racine, Wisconsin, facility and relocation of its operations to the West Branch location. The total impact of the restatement, net of tax, over the three-year period is $1.6 million, or $0.04 per share. The restatement is not material to any one year and impacted only the Work Function segment. Refer to Note 17 in the Notes to Consolidated Financial Statements for further discussion.

Executive Summary of 2003 Compared to 2002

        The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations as well as changes resulting from strategic acquisitions. The following table summarizes the Company's 2003 and 2002 results from operations on a comparable basis, by excluding acquisitions and the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	2003 as reported	2003 — comparable basis (1)	2002 as reported (2)	Constant dollar change	Percent change
Net sales	$1,126.8	$1,008.8	$952.3	$56.5	6%
Gross profit	252.4	224.1	219.0	5.1	2
% of Sales	22.4%	22.2%	23.0%
Selling, general and administrative	156.7	142.0	128.7	13.3	10
Research & development	43.5	39.0	37.8	1.2	3
Loss on disposal of fixed assets	5.3	5.2	0.4	4.8	NM

Total operating costs	205.5	186.2	166.9	19.3	12

Operating income	46.9	37.9	52.1	(14.2)	(27)
% of Sales	4.2%	3.8%	5.5%
Net interest expense	(17.4)	(15.7)	(17.2)	1.5	9
Other expense, net	(3.4)	(1.5)	(2.9)	1.4	48

Income before taxes and minority interest	26.1	20.7	32.0	(11.3)	(35)
Minority interest and equity income, net	(15.4)	(15.8)	(11.6)	(4.2)	(36)

Earnings before taxes	10.7	4.9	20.4	(15.5)	(76)
% of Sales	1.0%	0.5%	2.1%
Income tax benefit (expense)	0.5	1.9	(7.2)	9.1	NM

Net income	11.2	6.8	13.2	(6.4)	(48)

(1)
Excludes acquisitions (Comatrol for full year and Thrige Electric for first quarter) and the impact of currency fluctuations.

(2)
Excludes results of equity ownership in Comatrol.

NM — Percentage is not meaningful

        The Company exceeded its own expectations in terms of sales growth by posting a 6 percent sales growth (in constant dollar terms) in 2003 over 2002. This sales increase exceeded the market growth of approximately 2 percent, which the Company determined based on the volume of units sold in the regions in which the Company distributes its products. However, the margin returns on the increased sales levels in 2003 did not meet the Company's expectations. Operating margins and net income margins were all lower in 2003 than in 2002, due in part to some strategic business decisions that the Company made during the year that were not originally planned, but also due to unexpected costs. These items are discussed in more detail below.

        The most significant item to impact the Company's financial performance in 2003 was the decision to close and relocate two of its manufacturing locations in the U.S. These facilities were located in Sturtevant, Wisconsin, and West Branch, Iowa. The total costs incurred in 2003 related to the closure of these facilities amounted to $7.6 million on a pretax basis. These costs included impairment charges on property, plant and equipment, accelerated depreciation, employee severance costs, inventory disposal costs, costs to move people and equipment to other facilities, and manufacturing inefficiencies during the shut down and move of operations from these two facilities. Approximately $3.9 million was recorded as loss on fixed assets. The remaining $3.3 and $0.4 million affected the cost of sales and selling, general and administrative lines, respectively, of the income statement. The Company did not incur any restructuring costs in 2002 and expects to incur only $0.7 million of costs related to the West Branch restructuring in 2004.

        The Company's 2003 financial results were also significantly impacted by several large field recall issues. The field recalls amounted to a total of $6.2 million on a pretax basis and impacted the gross profit line of both the Propel and Work Function segments. While the Company was not pleased to have incurred these field recalls, they related to five individual defects that were not interrelated. The Company is diligently working to understand the root cause of these defects and to enhance its processes in order to prevent this order of magnitude of field recall costs from occurring in the future. However, as the Company has identified under its Critical Accounting Estimates, warranty and field recall costs can be a recurring part of its business due to the high-precision and technical nature of its products and processes. There can be no assurances as to the frequency or significance of these costs in the future.

        In addition to the above items, the Company incurred $1.3 million of expense to begin the restructuring of its sales and distribution operations in Europe, which will reduce future operating costs by streamlining delivery directly from the manufacturing locations to the customer. The Company incurred $2.2 million of expense to begin the implementation of a common business system to standardize business processes and provide a single interface to direct OEM customers and suppliers. The investment in the common business system will drive improved operational efficiency, customer service, and financial performance in future years. In 2003, the Company also incurred $0.5 million of outside consulting fees related to the initial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002. These costs are all reflected in the selling, general and administrative expenses line on the Consolidated Statement of Income and are anticipated to continue in 2004 at varying degrees.

        The items discussed above negatively impacted income from operations by $17.8 million. Excluding these items, the Company would have experienced a $3.6 million real increase in operating income on the real sales increase of $56.5 million, or approximately 6 percent of the incremental sales growth. The Company generally targets overall margin improvement of 20 to 25 percent on each dollar of incremental sales based on the cost structure it has in place and the intent of reinvesting in the business for future growth. Additionally, the Company experienced deterioration in gross profit margins due to the impact of the weakening U.S. currency on product sold in the U.S. that was manufactured outside the U.S. (See further discussion of currency risk below under Market Risk.) Based on the 2003 ongoing operational performance, the Company is not meeting these internal targets.

        The Company's focus going into 2004 is to deliver both top line and bottom line growth. The Company has demonstrated that it can deliver top line sales growth exceeding the market growth in the markets that it serves by achieving a 14 percent compound annual growth rate in reported sales over the past ten years. This growth has been achieved based on the Company's strategic initiatives to grow sales through core market growth, increased product content per customer vehicle, and selective acquisitions. Going forward, more emphasis will be placed on improving profitability margins through the following strategies:

  •
  Develop capabilities in low cost regions.

  •
  Reduce time to market.

  •
  Continue to pursue lean manufacturing efficiency.

  •
  Reduce inefficiencies caused by excess capacity.

  •
  Expand the use of Six-Sigma quality tools.

  •
  Move to more of a shared service administrative structure.

        Following is a discussion of the Company's sales growth broken down between the various markets that the Company serves and by each major region of the world.

Operating Results — 2003 Compared to 2002

Sales Growth by Market

        The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes acquisitions and currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture	9%	76%	6%	8%
Construction	8	41	4	9
Road building	(7)	65	(6)	1
Turf care	15	(9)	(16)	14
Specialty	(7)	(8)	(1)	(3)
Distribution	4	17	8	7

Agriculture —

        The agriculture market increased in all regions of the world during 2003 after several years of very depressed sales volumes. The Asia-Pacific region, while up significantly, is off of a relatively small base compared to the rest of the world that the Company serves. Of particular note is that the increase in Europe was driven primarily by new projects with several large customers that began production during 2003. In the Americas, the Company had increased business from all of its major OEMs in the fourth quarter of 2003 compared to 2002.

Construction —

        In the construction market, the Company also experienced sales gains in all regions of the world. The Americas' construction market was moderately up over 2002, with the fourth quarter showing continued strengthening. In Europe, the increase in shipments was led by the smaller and mid-sized manufacturers in this market. In general, the outlook for this market in Europe is positive for many of the Company's major customers. The Asia-Pacific region was led by the strong transit mixer business in Australia, which is expected to continue into the first half of 2004.

Road Building —

        The road building market was weak in the Americas and Europe with both being down from 2002. In the Americas, this was driven primarily by a generally soft market and also by the lack of funding by state governments for highway projects. While the market in Europe was down, the outlook for 2004 is generally positive. Road building in the Asia-Pacific region was led by many large projects in China such as preparation for the 2008 Olympics in Beijing, installing infrastructure for water transfer from the south of China to the north, and for national highway projects. This increase offset the declines in both the Americas and Europe.

Turf Care —

        The Company's primary business within this market comes from products produced for the consumer and commercial turf care markets in the Americas region. Consumers continue to move away from mechanical transmissions on these machines and the introduction of zero-turn radius machines being sold through retail outlets is helping to continue to fuel growth in this market.

Specialty Vehicles —

        Sales into the specialty vehicle markets were down across all regions. This is a trend that has been occurring for the past couple of years, primarily in the aerial lift and forklift markets. Management believes that the aerial lift market has finally stabilized in the Americas and that the outlook in Europe is for an upturn in the forklift market in 2004.

Order Backlog

        The following table shows the Company's order backlog and orders written activity, on a comparable basis, excluding acquisitions and currency fluctuations. Order backlog represents the amount of customer orders that have been received into the Company's system for future shipment.

(in millions)	2003	2003- Comparable Basis	2002	Constant dollar percent change
Americas
Backlog	$224.4	$223.8	$224.0	—%
Orders Written	481.9	482.9	472.9	2.1
Asia-Pacific
Backlog	21.5	20.8	19.3	7.8
Orders Written	85.2	80.0	72.8	9.9
Europe
Backlog	159.3	134.7	139.5	(3.4)
Orders Written	527.5	445.1	451.0	(1.3)
Total
Backlog	405.2	379.3	382.8	(1.0)
Orders Written	1,094.6	1,008.0	996.7	1.1

        Total order backlog at the end of 2003 was $408.6 million, compared to $382.8 million at the end of 2002, an increase of 6.7 percent. On a comparable basis, excluding the impact of currency exchange fluctuation and acquisitions, order backlog remained flat with year-end 2002 levels. New sales orders written for 2003 were $1,125.8 million, an increase of 13.0 percent from 2002. Excluding the impact of currencies and acquisitions, total orders written in 2003 were only 1 percent above the 2002 levels. As the Company has noted in earlier communications, customers continue to adjust orders closer to the scheduled production dates, often within the scheduled shipping month. In some cases, this is a result of the customer's uncertainty with respect to the outlook of their own markets, but it is also a sign that customers are taking advantage of reduced production cycles within the Company's facilities. In either case, the Company's order and backlog information has become less reliable as an indicator of future expectations.

        Overall, the Company has been able to achieve solid sales growth through its strategies to continue to develop new vehicle applications and to expand the content supplied for each vehicle by selling system solutions and integrating electronics with hydraulics.

Business Segment Results

        The following discussion of operating results by reportable segment relates to information as presented in Note 16 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest, income taxes, minority interest, equity in net earnings of affiliates, and corporate expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. The following table provides a summary of each segment's sales and segment income on a comparable basis, excluding acquisitions and currency fluctuations.

(in millions)	2003	2002	Change	Percent change
Net sales
Propel	$479.1	$440.2	$38.9	9%
Work Function	307.9	295.0	12.9	4
Controls	221.8	217.1	4.7	2
Segment income (loss)
Propel	$48.1	$47.3	$8.8	2
Work Function	6.9	19.0	(12.1)	(64)
Controls	9.0	5.8	3.2	55
Global Services and other expenses, net	(27.7)	(22.9)	(4.8)	(21)

Propel Segment

        There are two primary reasons for the increase in the Propel segments net sales in 2003. The first reason is the continued growth in the turf care market in the Americas. As mentioned in the preceding Sales Growth by Market section, the move away from mechanical transmissions to hydrostatic transmissions and the zero-turn radius mowers are leading the way for this growth. The other factor of growth in the Propel segment during 2003 came from the increased sales volume in the Asia-Pacific region as China and Japan experienced increased sales, primarily in the construction and road building markets as mentioned above.

        The Propel segment income generated on the increased sales only amounted to 2 percent of the incremental sales over 2002, which is considered very substandard by the Company's internal standards. During 2003, the Propel segment incurred $5.2 million of field recall costs as a result of four separate quality issues at several large OEM customers. Each of these instances had its own unique root cause and the Company is working diligently to put the proper processes and tools in place to ensure that these types of recalls do not occur in the future. Without these field recall costs, Propel segment income would have increased $7.0 million, or 18 percent of the incremental sales increase. This is more in line with the Company's internal expectations. The Propel segment income has also been impacted by increased price pressures which the Company has experienced in recent years. The Propel segment is predominantly a mature product line with enhancements coming primarily from the addition of electronic controls. Consequently, customers in this market have been very aggressive in demanding price concessions. To the extent the Company concedes price reductions without offsetting these concessions with cost reductions, the price reduction negatively impacts the segment profitability. In order to combat this impact, the Propel segment is focused on utilizing global purchasing initiatives to lower part costs through sourcing components to more cost effective global suppliers and to outsource components where the Company does not believe there is a manufacturing advantage.

Work Function Segment

        While the Work Function segment experienced net sales growth over the prior year of almost $13.0 million, segment income declined by $12.1 million from 2002. Of this decline, approximately $7.4 million was a result of the Company's decision during 2003 to shutdown and relocate two of its manufacturing plants in North America. In the second and third quarters of 2003, the Company shut down its steering unit manufacturing operation in Sturtevant, Wisconsin, and relocated the operations to its facilities in Nordborg, Denmark, and Wroclaw, Poland. The costs incurred for this closure, (net of savings realized already during 2003) was approximately $1.4 million. During the third quarter of 2003, the Company made the decision to shut down and relocate its West Branch, Iowa, plant. The majority of the costs to close and relocate this facility were incurred in 2003 and amounted to approximately $6.0 million. The majority of the manufacturing operations at West Branch were transferred to the Company's Freeport, Illinois, and Lawrence, Kansas, facilities. In addition, the Company successfully rationalized and outsourced certain low-volume product lines that will also help to improve profitability in this segment in future periods. The Work Function segment also incurred $1.0 million of field recall costs due to a quality problem with one particular product at one customer. This segment is also working to implement the proper processes and tools to prevent costs of this magnitude in the future.

Controls Segment

        The Controls segment experienced sales growth that was in line with the general market trend in which the Company operates. On the positive side, the Controls segment income was a very strong 67 percent of the incremental sales growth, much higher than even the Company's internal expectations. However, the Controls segment income in 2002 was negatively impacted by a $1.2 million product rationalization charge. Excluding this item, the Controls segment income increased 41 percent of the incremental sales growth which still exceeded the Company's internal expectations.

Global Services and other expenses, net

        The Company's Global Services and other expenses, net segment incurs costs related to internal global service departments, along with the operating costs of the Company's executive offices which were established in 2002 in Lincolnshire, Illinois. Worldwide services such as tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations are also included in this classification. The majority of the increase in this area relates to three items: initial costs incurred to begin implementation of a common business system for all of the Company's worldwide operations, outside service costs to assist in meeting the new requirements regarding internal controls under the Sarbanes-Oxley Act of 2002, and the additional costs related to the Company's executive office in place for the full year of 2003 compared to only six months of 2002.

Income Taxes

        The Company has a tax benefit of $0.5 million in 2003 even though it reported pre-tax net income of $10.7 million. The tax benefit is due to two primary factors. First, the majority of the restructuring costs were incurred in the U.S., which are benefited at an effective corporate tax rate of 39 percent; whereas, the majority of the earnings, primarily European based, are taxed at various statutory rates averaging approximately 30 percent. Second, the Company's operations in China and Slovakia generated income in 2003 but there is no tax expense on these amounts as both countries have tax loss carryforwards with no previously recorded tax benefit. The Company expects its overall tax rate to return to a rate closer to the statutory rate in 2004.

2002 Compared to 2001

Consolidated Results

        Net income in 2002 was $13.7 million, or $0.29 per diluted share, compared with net income per diluted share of $0.09 in 2001. Special pretax charges of $1.9 million in 2002 and $9.7 million in 2001 had a negative impact on the results for the respective years. The special charges for 2002 were $1.2 million related to rationalizing overlapping product lines within the Controls segment relating to the acquisition of the low voltage motor business (TE) and a one-time noncash after-tax charge of $0.7 million for goodwill impairment. The special charges in 2001 related to plant closing costs of $8.3 million and a bad debt write-off of $1.4 million relating to a customer in the aerial lift market filing for bankruptcy. The following table, although not a U.S. GAAP disclosure, shows net income for the two years adjusted for these special charges in order to provide a more comparable picture of the Company's net operating results:

(in millions)	2002	2001
Net income as reported	$13.7	$4.3
Product rationalization charge after tax	0.8	—
Goodwill impairment charge	0.7	—
Plant closing costs after tax	—	5.4
Bad debt write-off after tax	—	0.9

Net income on comparable basis	$15.2	$10.6

Net income per share	$0.32	$0.23

        Excluding the special charges in both years, net income in 2002 increased by 43 percent over 2001. The primary factor for this improvement was the Company's broad-based cost control initiatives, particularly in the areas of fixed production costs, selling, general and administrative expenses, and research and development expenses. In addition, the Company focused significant attention on working capital management that resulted in a $13.2 million reduction in trade receivables. These factors helped generate a record operating cash flow of $98.3 million, or an increase of 45 percent over 2001.

        Net sales in 2002 of $952.3 million increased by $97.0 million, or 11.4 percent, over the 2001 sales of $855.3 million. Excluding the impact of currency exchange fluctuations, net sales increased 8.6 percent (i.e. net sales of businesses outside the United States measured in U.S. dollars would have been lower had currency exchange/translation rates remained at the same levels as the rates that prevailed during 2001.) Excluding the impact of currency exchange fluctuations and acquisitions, net sales increased 1.6 percent over 2001.

        Gross profit in 2002 of $219.0 million increased $26.4 million or 13.7 percent from 2001 gross profit of $192.6 million. The majority of the reported increase is a result of acquisitions completed in 2002 or those completed in 2001 and included for a full year in 2002. Gross profit as a percentage of sales for 2002 was 23.0 percent, compared to 22.5 percent for 2001. While fixed production costs were reported to be $5.2 million higher in 2002 compared to 2001, the Company successfully reduced overall fixed production costs by $4.1 million compared to 2001 when the impact of currency exchange fluctuations and acquisitions are excluded.. Had the Company not achieved this cost reduction, gross profit as a percentage of sales would have declined slightly from 2001. Pricing pressures within the markets the Company serves continue to challenge the Company to maintain profitability levels. While the Company was successful in reducing fixed costs in 2002, it is not feasible to believe that the Company can attain this same year-over-year reduction in this area. Therefore, the Company has embarked on a global procurement initiative by establishing a global procurement office with resources in the U.S., Europe, South America, and Asia-Pacific. The focus of this global procurement will be to leverage the Company's global purchasing power to help reduce both direct and indirect material costs with a goal to obtain a 1 to 2 percent margin improvement over the next 12 months. In addition, significant focus will be placed on the procurement of nonproductive materials, supplies and services in order to achieve additional cost reductions to offset the ongoing pricing pressures.

        The Company's selling, general and administrative expenses increased $5.8 million, or 4.7 percent, over the 2001 reported amount of $122.8 million. Excluding the impact of currency exchange fluctuations, selling, general and administrative expenses increased $2.7 million, and excluding acquisitions, these expenses actually declined from the 2001 levels by $7.9 million, reflecting the Company's focus on reducing fixed costs during 2002.

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

        Net nonoperating expenses increased by $3.2 million over 2001 due primarily to foreign currency exchange losses and to the fact that the Company no longer receives royalty income from its former Japanese licensee as a result of forming a joint venture in the fourth quarter of 2001. This accounts for a $3.1 million increase, which was offset by slightly lower net interest expense for 2002.

        The Company's effective tax rate for 2002 of 34.5 percent was lower than the 2001 effective tax rate of 37.6 percent. The primary factor for the lower effective rate in 2002 is related to the mix of the Company's net income with a higher portion of the Company's net income being generated in countries with lower effective tax rates.

Business Segment Results

        The following discussion of operating results by reportable segment relates to information as presented in Note 16in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest, income taxes, minority interest, equity in net earnings of affiliates, and corporate expenses. The format of this discussion for comparing the 2002 results from operations to 2001 is different from prior years due to the Company changing its reportable segments beginning in 2002 to reflect the changes in organizational structure of the Company around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle.

Propel Segment

        Net sales for the Propel segment of $440.2 million increased $40.7 million, or 10.2 percent, from 2001 net sales of $399.5 million. All geographic regions in which the Propel segment operates experienced net sales growth. Excluding the impact of currency fluctuations, net sales increased $35.2 million. Additionally, excluding the impact of acquisitions, net sales increased $11.0 million from 2001. Approximately $10.0 million of the increase in net sales was driven by a new product introduction for compact utility tractors in the U.S. and from the infinitely variable transmission developed for agriculture tractors. An additional $14.0 million of increased sales were generated from the turf care market in the Americas. However, these increases in the U.S. were partially offset by declines in the agriculture, construction, specialty and distribution markets. In Europe, both the agriculture and road building markets experienced growth over 2001. The agriculture market in Europe recovered somewhat in 2002 after several difficult years caused by the foot and mouth disease scare. These increases in Europe were offset be declines in the construction, turf care, and specialty markets.

        Propel segment income in 2002 of $47.3 million increased $10.4 million, or 28 percent, over segment income of $36.9 million in 2001. Excluding the impact of currency exchange fluctuations and acquisitions, Propel segment income increased $6.7 million, with all of this increase being driven by the turf care market.

Work Function Segment

        Net sales in the Work Function segment of $295.0 million in 2002 increased by $26.6 million, or 9.9 percent, over 2001 net sales of $268.4 million. Excluding the impact of currency exchange fluctuations and acquisitions, net sales increased $15.9 million, or 5.9 percent, from 2001. While sales of steering units and low speed high torque motors increased $12.4 million over 2001, this was partially offset by a decline of gear pump and motor sales of $4.4 million.

        Work Function segment income in 2002 of $19.0 million increased $10.1 million, or 113.5 percent, over 2001 segment income of $8.9 million. Excluding the impact of currency exchange fluctuations, Work Function segment income increased $9.1 million from 2001. The Work Function segment was impacted by a one-time special charge of $0.7 million in 2002 related to goodwill impairment. The 2001 segment income was negatively impacted by a one-time pretax charge of $8.3 million related to plant closing costs. Excluding these special charges and the impact of currencies, segment income for the Work Function segment increased $1.5 million, or 16.9 percent, over 2001, driven by the overall higher sales levels within this segment.

Controls Segment

        Net sales in the Controls segment in 2002 of $217.1 million increased $29.7 million, or 15.8 percent, over 2001 segment net sales of $187.4 million. During 2002, the Company completed the acquisition of TE. The addition of this business added $34.2 million of sales to this segment. Excluding this acquisition and the impact of currency exchange fluctuations, net sales for 2002 would have declined by $11.8 million from the comparable 2001 levels. The majority of this decrease comes from the aerial lift market in the U.S. that continues to be depressed.

        Controls segment income for 2002 of $5.8 million decreased $0.8 million, or 12 percent, from 2001 segment income of $6.6 million. The TE business added $1.3 million to the Controls segment income. Excluding the impact of acquisitions and currency exchange fluctuations, the Controls segment income declined $2.3 million from 2001. However, in 2002, the Controls segment was negatively impacted by a special pretax charge of $1.2 million relating to product line rationalization as a result of overlapping product lines within this segment relating to the acquisition of the TE business. On a comparable basis to 2001, Controls segment income declined $1.1 million, or 16.7 percent, from 2001.

Global Services and Other Expenses, net

        The Company's Corporate Function incurs costs that relate to worldwide services such as worldwide tax and accounting fees paid to outside third parties, certain insurance premiums, the amortization of intangible assets from certain business combinations, and internal global services departments, along with the operating costs of the Company's executive offices which were established in 2002 located in Lincolnshire, Illinois. For 2002, total corporate charges amounted to $22.9 million, or an increase of $2.7 million from the 2001 charges of $20.2 million.

Order Backlog

        Total order backlog at the end of 2002 was $382.8 million, compared to $319.9 million at the end of 2001, an increase of 19.7 percent. On a comparable basis, excluding the effects of acquisitions, order backlog increased 15.7 percent from the year-end 2001 levels, or 10.2 percent excluding the additional impact of currency fluctuations. During the fourth quarter of 2002, $249.7 million in new orders were written, an increase of 8.1 percent compared to the fourth quarter of 2001. Excluding the impact of acquisitions, orders written in the fourth quarter were $239.1 million, which was 3.5 percent more than the orders written in the fourth quarter of 2001, but a decrease of 1.6 percent excluding the additional impact of currency fluctuation.

Market Risk

        The Company is naturally exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and prices.

Impact of Foreign Currency

        The Company has historically not entered into any type of foreign currency hedging or derivative arrangements to manage its exposure to fluctuations in the foreign currency markets. However, during 2002, the Company entered into a foreign currency hedge contract to protect against the effects of foreign currency fluctuations for a loan to the U. S. holding company from a Danish bank denominated in euros. The hedge resulted in offsetting approximately $5.5 million of foreign currency loss which would have resulted from the dollar weakening against the euro during 2003. In addition, the Company assumed a foreign currency exchange contract through its acquisition of the Thrige Electric business in Denmark. This contract expires in 2004.

        The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation risk and transaction risk. Translation risk is the risk that the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the risk from the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities.

        With respect to transaction risk, the impact on the Company's operating results has not historically been significant. In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same country in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, the Company is no longer as equally balanced in terms of where it generates its sales compared to the currency in which the production costs are incurred. In 2003 the Company sold a total of $83.4 million into the U.S. of product that had been produced in European based currencies compared to sales into Europe of $37.5 million of product produced in U.S. dollars. This imbalance had a significant impact on the bottom line results of the Company in 2003. The Company is currently taking steps to analyze and understand this impact globally. Based on its analysis, the Company may decide to re-source certain operations or use hedging instruments in the future in order to protect against this margin erosion.

        Additionally, the Company is impacted by translation risk in terms of comparing results from period to period.

        Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The translation impact on making prior period comparisons with respect to the Company's net sales can be material. As shown in the table below, historically the translation impact on net sales had not been significant, however, in 2003 this difference has become quite substantial.

	Percentage Sales Growth/(Decline) Over Prior Year
	2003	2002	2001 (1)
As Reported	18.3%	11.4%	(9.5)%
Without Currency Translation Impact	8.7	8.6	(7.9)

(1)
Comparison of 2001 to 2000 includes the effect of Danfoss Fluid Power for the full year of 2000 on a pro forma basis and excludes the effects of acquisitions made in 2001.

        During 2003, the U.S. dollar continued to weaken substantially against most foreign currencies, especially the euro. Between December 31, 2002 and December 31, 2003, the U.S. dollar weakened by 20 percent against the euro, which followed a 15 percent weakening between 2001 and 2002. This has resulted in approximately one-third of the Company's total balance sheet being stated 20 percent higher than the prior year since roughly one-third of the Company's total assets and liabilities are denominated in the euro. As shown above, translation does affect comparisons between periods.

Interest Rates

        The Company does not currently manage its interest rate change exposure by entering into any type of interest rate hedging or derivative arrangement. The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt	Variable Rate Debt
2004	$92.7	$132.3
2005	57.1	1.1
2006	12.4	—
2007	5.2	6.0
2008	17.2	—
Thereafter	31.4	—

Total	$216.0	$139.4

Liquidity and Capital Resources

        The following table shows condensed balance sheet information for the Company as of December 31, 2003 compared to December 31, 2002. The 2003 information has been translated using the same exchange rates as were used for the 2002 balance sheet to make the U.S. dollar amounts comparable. In addition, the acquisition completed during 2003 that was not included in the 2002 amounts has been excluded for comparison purposes. This table shows only the change in balances on a comparable basis; it does not show the actual cash flow impact to the Company.

(in millions)	2003 As Reported	2003- Comparable Basis	2002 As Reported	Constant dollar Change	Percent change
Cash	$15.1	$12.7	$12.4	$0.3	2%
Accounts receivable	186.3	156.9	153.6	3.3	2
Inventories	198.9	173.1	164.7	8.4	5
Other current assets	33.0	32.6	30.5	2.1	7

Total current assets	433.3	375.3	361.2	14.1	4

Net property, plant and equipment	452.9	405.3	435.1	(29.8)	(7)
Goodwill and other intangibles	154.9	132.4	133.6	(1.2)	(1)
Other long-term assets (1)	60.7	57.3	40.6	16.7	41

Total assets	$1,101.8	$970.3	$970.5	$(0.2)	—%

Short-term debt and notes payable	$225.0	$197.7	$83.1	$114.6	138%
Accounts payable	93.8	78.2	71.0	7.2	10
Accrued liabilities	82.0	74.9	62.3	12.6	20

Total current liabilities	400.8	350.8	216.4	134.4	62
Long term debt	130.4	123.0	235.2	(112.2)	(48)
Pension liability	41.9	36.3	42.7	(6.4)	(15)
Deferred taxes	56.1	50.1	44.3	5.8	13
Other long-term liabilities	43.0	38.6	37.5	1.1	3
Minority interest in consolidated companies	32.4	30.4	27.1	3.3	12
Total stockholders' equity	397.2	341.1	367.3	(26.2)	(7)

Total liabilities and stockholders' equity	$1,101.8	$970.3	$970.5	$(0.2)	—%

(1)
The 2002 amount includes $7.8 million of investment in Comatrol which was accounted for under the equity method at December 31, 2002.

        The Company's principal sources of liquidity have been from internally generated funds from operations and from borrowings under its committed and uncommitted, unsecured, credit facilities. Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its funding needs.

        The Company has historically accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe and Asia, as well as private securitization markets in the United States. In addition, the Company has access to unsecured bank lines of credit with various banks from around the world (see Note 7 in the Notes to Consolidated Financial Statements).

        The Company operates under certain covenants as defined under its various credit agreements with its banks. In September 2003 the Company entered into a new multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006. The proceeds from the new facility were used to repay outstanding borrowings under several of its other credit facilities. At December 31, 2003 there was $84.9 million outstanding under the new facility. Debt issuance costs of $1.8 million were capitalized and are being amortized to interest expense over the three-year term of the facility. The Company is required to meet certain financial covenants under this facility as described in Note 7 in the Notes to Consolidated Financial Statements. The Company was in compliance with the covenants at December 31, 2003 and is not aware of any circumstances currently that would impact said compliance during the next twelve months.

Cash Flows from Operations —

        The Company's cash provided from operations in 2003 was a strong $95.6 million, slightly below the record level of $98.3 million generated in 2002. Overall working capital management in 2003 slipped from the successful efforts achieved in 2002. This resulted in $16.0 million less cash provided from working capital than in 2002.

        The accounts receivable balance increased only 2 percent in 2003 compared to 2002, excluding the impact of currency and acquisition. This is notable considering sales in the fourth quarter of 2003 increased almost 7 percent compared to sales in the fourth quarter of 2002, excluding the impact of currency and acquisition. The Company's overall days sales outstanding (DSO), (the measure of how many days of product sales are yet to be collected from customers) was 60.3 days in 2003 compared to 58.9 days for 2002. The Company has put a significant amount of effort into improving the collection activities in the U.S. that has resulted in a reduction in DSO from 33.1 to 32.1 at the end of 2003. The Company is now looking at creating shared service centers in Europe to aid in reducing the number of days sales outstanding.

        The Company's inventory management activities took a step back in 2003 that resulted in approximately $7.6 million more being invested in inventories at the end of 2003 compared to 2002. Part of this increase in inventory is a direct result of the Company's efforts to reorganize its sales and distribution operations in Europe. The Company began the process in 2003 to move inventory in Europe from its individual sales companies back to the original manufacturing locations and centralized logistics centers. The Company anticipates that this will reduce inventory in the long term and enable it to better respond to customers' needs and maintain lower overall inventory levels. This action should also reduce the amount of risk associated with potentially excess and obsolete inventory.

        Accounts payable management has improved in 2003 as the Company has achieved better terms in paying its suppliers that are more in line with the timing of the collections from its own customers. This resulted in increased cash flow by $3.6 million compared to 2002.

        Overall, the Company's cash balances remained level with 2002, on a comparable dollar basis. The Company's overall goal is to minimize the amount of cash on its balance sheet as long as it has outstanding bank borrowings. At the end of 2003, over $5.5 million of the Company's cash resided in China, and an additional $2.6 million was located in Brazil. Due to the nature of governmental and other regulatory controls, it is extremely difficult to move cash out of these countries for reasons other than payment for goods shipped into these countries. As the Company continues to look at expanding its manufacturing capabilities in low cost regions, the Company will look to utilize the cash already located in these countries to fund these expansions.

Cash Used in Investing Activities —

        The Company has continued to selectively invest in capital equipment for its manufacturing plants for more efficient manufacturing processes and for new product development. In addition, in 2003 the Company invested over $10.0 million in a new common business system mentioned above in the Executive Summary. This amount represents all of the user licenses for its worldwide operations as well as certain capitalizable costs for outside consulting and internal dedicated resource costs for the development of the new system. The Company anticipates it will incur an additional $4.0 million of capitalized costs in 2004 before the implementation phase of this common business system begins.

        During 2003 the Company completed one acquisition for a net cash outlay of $7.2 million. See the discussion of Business Combinations below and Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Cash Used in Financing Activities —

        Aside from the activities under the Company's various borrowing arrangements as discussed earlier, the Company also pays a dividend to its shareholders on a quarterly basis. The dividend is set by the Company's Board of Directors and is currently at an annual rate of $0.28 per share. This has resulted in $13.3 million of annual dividend payments for each of the last 3 years. The Company does not anticipate this changing in 2004. In addition, the Company periodically makes distributions to its minority interest partners from its various joint venture activities. This amount can vary from year to year depending on the amount of undistributed earnings of the businesses and the needs of the partners.

Contractual Cash Obligations —

        The majority of the Company's contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company's future commitments under contractual obligations as of December 31, 2003:

Contractual Cash Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt and notes payable	$355,451	$225,043	$58,204	$12,396	$11,254	$17,209	$31,345
Capital leases	22,665	1,367	1,332	1,151	1,146	1,146	16,523
Operating leases	132,104	16,150	14,784	13,327	10,270	8,923	68,650

Total Contractual Cash Obligations	$510,220	$242,560	$74,320	$26,874	$22,670	$27,278	$116,518

        In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. For 2004, the Company anticipates contributing $7.0 million to its U.S. pension plan and $0.9 million to its UK pension plan. There are no plans to fund the German pension plan, which is customary in that country.

Other Matters

Critical Accounting Estimates —

        The SEC's guidance surrounding the disclosure of critical accounting estimates requires disclosures about estimates a company makes in applying its accounting policies. However, such discussion is limited to "critical accounting estimates," or those that management believes meet two criteria: 1) the accounting estimate must require a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made, and 2) different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, must have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

        Besides the estimates that meet the two criteria for a "critical estimate" above, the Company makes many other accounting estimates in preparing its financial statements and related disclosures. All estimates, whether or not deemed critical, can affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including estimates not deemed "critical" under the SEC's guidance.

        The discussion below should be read in conjunction with disclosures elsewhere in this discussion and in the Notes to the Consolidated Financial Statements related to estimates, uncertainties, contingencies, and new accounting standards. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements beginning on page 46. The development and selection of accounting estimates, including those deemed "critical," and the associated disclosures in this discussion, have been discussed by management with the audit committee of the Board of Directors.

        Inventory Valuation — As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to almost 20 percent of total assets at December 31, 2003. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes having adequate allowances and period adjustments to 1) cover losses in the normal course of operation, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate allowances to cover all of these. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate allowances.

        Warranty Provisions — The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records liabilities for the estimated warranty costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded. Factors that affect the Company's warranty liability include the number of units in the field currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company's estimated warranty obligation. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as "field recalls" and in these instances, the Company will record a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Typically, field recalls are infrequent in occurrence, however, when they occur, field recalls can be for a large number of units and quite costly to rectify. Because of the sporadic and infrequent nature of field recalls, and due to the extreme range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are settled, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed at least on a quarterly basis.

        Long-Lived Asset Recovery — A significant portion of the Company's total assets consist of property, plant and equipment (PP&E) and definite life intangibles, as well as goodwill and indefinite life intangibles. Changes in technology or in the Company's intended use of these assets, as well as changes in the broad global economy in which the Company operates, may cause the estimated period of use or the carrying value of these assets to change.

        This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. Despite management's best efforts to determine the appropriate useful lives of its equipment, certain situations arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known. If information would become known that would change the depreciable rate of the Company's assets by 10 percent, recorded depreciation expense would have been impacted by approximately $7.8 million.

        Valuation of Trade Receivables — The Company records trade receivables due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables, looking at the historical losses incurred as a percentage of net sales, and by monitoring the financial strength of its customers. In addition, local customary practices have to be taken into account due to varying payment terms being applied in various parts of the world where the Company conducts its business. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

        Workers Compensation — The Company has an insurance policy to cover workers compensation claims in the United States, in which the Company pays the first $0.25 million per claim, per incident. The Company establishes its workers compensation reserve based on historic growth factors of claims and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis, or more frequently if factors dictate a more frequent review.

        Pensions — The Company has noncontributory defined benefit pension plans for a majority of its employees. In certain countries, such as the United States and the United Kingdom, these plans are funded with plan assets whereas in other countries such as Germany, the plans are completely unfunded, which is customary. The measurement of the Company's pension obligations and costs is dependent on a variety of assumptions used by the Company's actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and other experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

        The assumptions used in developing the required estimates include the following key factors:

Discount rates Salary growth Retirement rates	Inflation Expected return on plan assets Mortality rates

        The Company bases the discount rate assumption on investment yields available at or near year-end on corporate long-term bonds rated AA. The inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect the Company's long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience and actuarial tables, respectively. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

        The Company's funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. For 2004, the Company anticipates contributing $7.0 million to its U.S. plans and $0.9 million to its U.K. plans.

        Postretirement Benefits Other Than Pensions — The Company provides a single postretirement health care benefit for certain employee groups in the United States. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

        The Company accounts for its postretirement benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the postretirement liability recognized in the Consolidated Balance Sheets and the postretirement expense recognized in the Consolidated Statements of Income be determined on an actuarial basis.

        To account for its postretirement benefits in accordance with SFAS No. 106, the Company must make two determinations. First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at investment yields available at or near year-end on corporate bonds rated AA.

        Second, the Company must determine the actuarial assumption for the health care trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. See Note 9 in the Notes to Consolidated Financial Statements for information on the assumptions used as of December 31, 2003. As of December 31, 2003, a one-percentage-point change in the assumed health care cost trend rate would impact the expense recognized in 2004 by $0.3 million and would affect the post-retirement benefit obligation by $2.3 million.

        Deferred Income Taxes — Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of the differences are permanent, such as expenses which are not deductible on a tax return, and some of the differences are temporary, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally are attributable to items that can be used as a tax deduction or credit in a tax return in future years but the amount has already been included as an expense in the financial statements. Deferred tax liabilities generally represent deductions which have been taken on the tax return but have not been recognized as expense in the financial statements. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

New Accounting Policies

        In 2003 the Company adopted SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities" which requires companies to recognize liabilities and costs associated with exit or disposal activities when they are incurred, rather than when management commits to a plan to exit an activity. In 2003 the Company relocated the operations of certain production facilities and began to restructure its sales and distribution operations in Europe. Certain costs incurred related to these restructurings were accounted for in accordance with SFAS No. 146. Other costs, such as post-employment benefits and fixed asset disposals, were accounted for in accordance with accounting standards which were not modified by the issuance of SFAS No. 146.

        The Company also adopted SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure" in 2003. SFAS No. 148, which amended SFAS No. 123, provides alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. In particular, SFAS No. 148 allows entities that adopt the recognition provisions of SFAS No. 123 for stock-based compensation in a fiscal year beginning before December 16, 2003 to use one of three methods for application. The Company adopted the recognition provisions of SFAS No. 123 as of January 1, 2003. In accordance with SFAS No. 148, the Company has selected the prospective method of reporting this change in accounting principle, which allows the Company to apply the recognition provisions to all employee awards granted, modified or settled after January 1, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity. The Company adopted SFAS No. 150 in 2003 and reviewed all joint venture agreements which may require different accounting treatment under SFAS No. 150 than previously adopted. The Company has a limited partnership agreement which indicates a termination date of December 31, 2035. This entity is consolidated in the Company's financial statements. The agreement indicates that if the partnership were to terminate the assets would be distributed in accordance with the balance of the capital accounts. If the limited partnership were to terminate the Company estimates approximately $60 million would be distributed to the minority interest owner.

        The FASB issued Interpretation (FIN) No. 46R, "Consolidation of Variable Interest Entities" in December 2003, which requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity (VIE) is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. The effective date for the adoption of FIN No. 46R for interests in VIEs created prior to February 1, 2003 is the end of the first quarter, 2004 and the adoption is not expected to effect the Company's financial statements. The effective date for new VIEs created after January 31, 2003 was immediate and the adoption had no effect on the Company's financial statements.

        In January 2004 the FASB issued Staff Position (FSP) 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (the Act). The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act, which the Company has elected to do. Any measure of the accumulated postretirement benefit liability or net periodic postretirement benefit cost in the financial statements or Note 9 in the Notes to Consolidated Financial Statements does not reflect the impact of the Act on the plans. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the Company to modify previously reported information, however the Company does not expect the Act to have a significant effect on its financial statements.

Business Combination —

        During the second quarter 2003, the Company exercised its option to acquire an additional 40 percent of the outstanding shares of Comatrol S.p.A for approximately $10.3 million. With this purchase, the Company now owns 85 percent of Comatrol and has consolidated the financial results of the business for the last three quarters of 2003. Prior to purchasing its controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting. The Company has the option to acquire the remaining ownership interest (15 percent) in Comatrol for approximately 3.7 million euros, which equates to $4.7 million at December 31, 2003, using an exchange rate of 0.795 euros to the U.S. dollar. The option period runs from April 1, 2004 through April 30, 2004. Should the Company not elect to exercise this option, the minority owners of Comatrol could exercise their option requiring the Company to acquire the remaining 15 percent of Comatrol for the amount disclosed above. This put option period runs from May 1, 2004 through May 31, 2004. Should neither party exercise their respective option, all such options expire after May 31, 2004.

Non-Audit Services of Independent Auditors

        The Company's auditors, KPMG LLP, perform the following non-audit services that have been approved by the Audit Committee of the Board of Directors: international and U.S. tax planning and compliance services; tax and financial due diligence for acquisitions; expatriate tax services; benefit plan audits, tax and accounting technical support, and internal control documentation analysis in connection with the requirements under section 404 of the Sarbanes Oxley Act.

Outlook

        The Company is beginning to experience strong economic growth in the Americas and continued high growth in the Asia-Pacific region, but only mild economic growth in Europe. The increasing trend in orders and backlog support the optimism related to sales growth. The Company plans to increase market share through strategic efforts to win new applications and increase product content per vehicle. The Company has the capacity and is in good position to capitalize on the emerging upturn in the markets it serves. Management of the Company expects to realize annual savings of over $2.5 million after tax, or $0.05 per share, from the restructurings completed in 2003. The Company will continue to evaluate whether to invest further resources for restructurings during 2004 that would lead to improved earnings performance in future years.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Certain market risks are discussed on page 23 and page 24 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.    Financial Statements and Supplementary Data.

        The Consolidated Financial Statements, Report of Management, and Independent Auditors' Report are presented on pages 42-74 of this report.

Item 9A.    Controls and Procedures.

        At December 31, 2003 the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding directors of the Company is set forth under the section entitled "Election of Directors" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the failure of certain officers of the Company to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004, and is incorporated herein by reference. Information regarding the Company's code of conduct and code of ethics is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Code of Conduct and Code of Ethics" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004, and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller and other Senior Financial Staff are posted on the Company's website at www.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.

        The Company's Audit Committee Charter and Compensation Committee Charter are posted on the Company's website set forth in the preceding paragraph. Also, printed copies of such charters may be obtained, without charge, by sending a written request to the Corporate Secretary at the address set forth in the preceding paragraph.

Item 11.    Executive Compensation

        Information as to Executive Compensation is set forth under the section entitled "Executive Compensation" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding securities authorized for issuance under equity compensation plans is set forth under the section entitled "Executive Compensation — Equity Compensation" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004, and is incorporated herein by reference. Information regarding security ownership is set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements is set forth in Note 13 in the Notes to Consolidated Financial Statements on page 68 of this report, and is incorporated herein by reference. Information regarding another related party transaction is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Related Transaction" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004.

Item 14.    Principal Accountant Fees and Services

        Information regarding accounting services and fees is set forth under the section entitled "Ratification of Appointment of Independent Accountants" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 5, 2004, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as a part of this report.

        (1)   The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

      Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001, on page 42.

      Consolidated Balance Sheets as of December 31, 2003 and 2002, on page 43.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002, and 2001, on page 44.

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001, on page 45.

      Notes to Consolidated Financial Statements, December 31, 2003, 2002, and 2001, on pages 46-72.

      Report of Management and Report of KPMG LLP as independent auditors, on pages 73-74.

        (2)   The following schedule:

      Schedule II, Valuation and Qualifying Accounts, on page 75.

      Report of KPMG LLP, independent auditors, on Schedule II, on page 76.

      All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (3)   Exhibits

Exhibit No.	Description of Document
3.1	The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated June 4, 2003, is attached as Exhibit 3.2 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
4	The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company's Form 10-Q filed on August 13, 2003 and is incorporated herein by reference.
10.1(a)	The Termination Agreement and Release dated May 3, 2000 relating to the termination of a Silent Partnership Agreement is attached as Exhibit 10.1(a) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(b)	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(c)	The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(d)	The Lease Agreement for the Company's Dubnica nad Váhom, Slovakia facility is attached as Exhibit 10.1(f) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(e)	The Lease Agreement for the Company's Swindon, England facility is attached as Exhibit 10.1(g) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(f)	The Lease Agreement for the Company's Minneapolis, Minnesota, facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(g)	The Lease Agreement for the Company's Berching, Germany, facility dated November 15, 1996, is attached as Exhibit 10.1(g) to the Comp[any's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(h)	The Lease Agreement for the Company's Shanghai/Pudong, China, facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(i)	The Lease Agreement for the Company's Odense, Denmark, facility dated November 15, 1996, is attached as Exhibit 10.1(h) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(j)	The Indenture of Lease agreement for the Company's Norborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(k)	The Lease Agreement for the Company's Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(l)	The Lease Agreement for the Company's leased facility in Ames, Iowa, effective April 1, 2002, is attached as Exhibit 10.1(am) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(m)	The Office Lease for the Company's Chicago, Illinois, Executive Office effective June 1, 2002, is attached as Exhibit 10.1(an) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(n)	The Executive Employment Agreement with David J. Anderson dated January 1, 2003, is attached as Exhibit 10.1(m) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(o)	The Executive Employment Agreement with Karl J. Schmidt dated January 1, 2003, is attached as Exhibit 10.1(n) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(p)	The Executive Employment Agreement with James R. Wilcox dated January 1, 2003, is attached as Exhibit 10.1(o) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(q)	The Executive Employment Agreement with Hans J. Cornett dated January 1, 2003, is attached as Exhibit 10.1(p) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(r)	The Executive Employment Agreement with Thomas Kittel dated January 1, 2003, is attached as Exhibit 10.1(q) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(s)	The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(r) above with Thomas Kittel is attached as Exhibit 10.1(r) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(t)	The Executive Employment Agreement with Finn Lyhne dated January 1, 2003, is attached as Exhibit 10.1(s) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(u)	The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(t) above with Finn Lyhne is attached as Exhibit 10.1(t) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(v)	The Executive Employment Agreement with Richard Jarboe dated January 1, 2003, is attached as Exhibit 10.1(u) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(w)	The Executive Employment Agreement with Henrik Krabsen dated January 1, 2003, is attached as Exhibit 10.1(v) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(x)	The Executive Employment Agreement with Kenneth D. McCuskey dated January 1, 2003, is attached as Exhibit 10.1(w) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(y)	The Executive Employment Agreement with Albert Zahalka dated January 1, 2003, is attached as Exhibit 10.1(x) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(z)	The Executive Employment Agreement with Ronald C. Hanson dated July 1, 2003, is attached hereto.
10.1(aa)	The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1 (s) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ab)	The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan restated as of January 1, 2002, is attached as Exhibit 10.1(ao) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(ac)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ad)	The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ae)	The Sauer-Sundstrand Employees' Savings & Retirement Plan is attached as Exhibit 10.1(v) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(af)	The Amendment Number One, effective December 15, 2000, to the Sauer-Sundstrand Employees' Savings and Retirement Plan referred to in Exhibit 10.1(ad) above, is attached as Exhibit 10.1(aj) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ag)	The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees' Savings Plan, (formerly the Sauer-Sundstrand Employees' Savings and Retirement Plan), referred to in Exhibit 10.1(ad) above, is attached as Exhibit 10.1(t) to the Company's Form 10-K filed on March 29, 2002, and is incorporated herein by reference.
10.1(ah)	Amendment No. 1 to the Compact Controls, Inc. 401(k) Plan and Amendment No. 3 to the Sauer-Danfoss Employees' Savings Plan, effective December 23, 2001, is attached hereto.
10.1(ai)	Amendment Number Four to the Sauer-Danfoss Employees' Savings Plan, effective February 8, 2002, is attached hereto.
10.1(aj)	The Fifth Amendment to the Sauer-Danfoss Employees' Savings Plan, effective February 25, 2002, is attached hereto.
10.1(ak)	Amendment Number 6 to the Sauer-Danfoss Employees' Savings Plan, effective July 24, 2002, is attached hereto.
10.1(al)	Amendment Number 7 to the Sauer-Danfoss Employees' Savings Plan, effective January 20, 2003, is attached hereto.
10.1(am)	Amendment Number Eight to the Sauer-Danfoss Employees' Savings Plan, effective January 24, 2003, is attached hereto.
10.1(an)	Amendment Number 9 to the Sauer-Danfoss Employees' Savings Plan, effective December 18, 2003, is attached hereto.
10.1(ao)	The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ap)	The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(aq)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(ap) above is attached as Exhibit 10.1 (v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ar)	The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(as)	The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company's Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(at)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(as) above is attached as Exhibit 10.1 (x) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(au)	The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1(ak) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(av)	The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1 (ac) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(aw)	The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company's Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.

10.1(ax)	The Sauer-Danfoss Employees' Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.
10.1(ay)	The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees' Retirement Plan referred to in Exhibit 10.1(ax) above, is attached as Exhibit 10.1(ax) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.
10.1(az)	The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees' Retirement Plan, (formerly the Sauer-Sundstrand Employees' Savings and Retirement Plan), referred to in Exhibit 10.1(ax) above, is attached as Exhibit 10.1(ag) to the Company's Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.
10.1(ba)	The Third Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached as Exhibit 10.1(al) to the Company's Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.
10.1(bb)	Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(ap) to the Company's Form 10-K filed on March 29, 2002, and is incorporated herein by reference.
10.1(bc)	The Fifth Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 25, 2002, is attached as Exhibit 10.1(aq) to the Company's Form 10-K filed on March 29, 2002, and is incorporated herein by reference.
10.1(bd)	Amendment Number 6 to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 20, 2003, is attached hereto.
10.1(be)	The Seventh Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2004, is attached hereto.
10.1(bf)	The Sauer-Danfoss Racine Employees' Savings Plan, effective December 1, 2000, is attached as Exhibit 10.1(am) to the Company's Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.
10.1(bg)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan (formerly known as the 1999 Sauer-Danfoss Inc. Bonus Plan) restated as of January 1, 2002, is attached as Exhibit 10.1(ap) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(bh)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(bc) to the Company's Form 10-K filed on March 12, 2003 and is incorporated herein by reference.
10.1(bi)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(bc) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(bj)	The Separation Agreement and Release of All Claims entered into as of January 27, 2003 with Don O'Grady, is attached as Exhibit 10.1(ay) to the Company' Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(bk)	The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached hereto.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)
Reports on Form 8-K.

  On December 5, 2003, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated December 4, 2003 announcing the Company's fourth quarter dividend.

  On February 18, 2004 the Company filed a Current Report on Form 8-K for the purpose of disclosing two press releases. The first press release dated January 28, 2004 announced revisions to forecasted earnings. The second press release dated February 18, 2004, announced the Company's fourth quarter 2003 financial results.

(c)
The exhibits that are listed under Item 15(a)(3) above are filed or incorporated by reference hereunder.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER-DANFOSS INC.
	By:	/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey Vice President and Chief Accounting Officer and Secretary
Date: March 15, 2004

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

Signature	Title	Date

/s/ DAVID J. ANDERSON David J. Anderson	Director and President and Chief Executive Officer	March 15, 2004
/s/ KARL J. SCHMIDT Karl J. Schmidt	Executive Vice President, Chief Financial Officer and Treasurer	March 15, 2004
/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey	Vice President and Chief Accounting Officer and Secretary	March 15, 2004
/s/ OLE STEEN ANDERSEN Ole Steen Andersen	Director	March 15, 2004
/s/ JOERGEN M. CLAUSEN Joergen M. Clausen	Director	March 15, 2004
/s/ NICOLA KEIM Nicola Keim	Director	March 15, 2004
/s/ JOHANNES F. KIRCHHOFF Johannes F. Kirchhoff	Director	March 15, 2004

/s/ HANS KIRK Hans Kirk	Director	March 15, 2004
/s/ F. JOSEPH LOUGHREY F. Joseph Loughrey	Director	March 15, 2004
/s/ KLAUS H. MURMANN Klaus H. Murmann	Director	March 15, 2004
/s/ SVEN MURMANN Sven Murmann	Director	March 15, 2004
/s/ STEVEN H. WOOD Steven H. Wood	Director	March 15, 2004

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
		(As restated — see note 17)	(As restated — see note 17)
Net Sales	$1,126,774	$952,308	$855,279
Costs and Expenses:
Cost of sales	874,410	733,316	662,693
Selling, general and administrative	156,658	128,646	122,803
Research and development	43,456	37,806	38,054
Loss on disposal of fixed assets	5,328	381	618

Total costs and expenses	1,079,852	900,149	824,168

Operating income	46,922	52,159	31,111

Nonoperating Income (Expenses):
Interest expense	(18,748)	(22,510)	(21,151)
Interest income	1,348	5,291	3,774
Royalty income	—	—	881
Other, net	(3,358)	(2,224)	219

Nonoperating expenses, net	(20,758)	(19,443)	(16,277)

Income Before Income Taxes and Minority Interest	26,164	32,716	14,834
Minority Interest and Equity Income, net	(15,405)	(11,099)	(7,882)

Income Before Income Taxes	10,759	21,617	6,952
Income Tax Benefit (Expense)	474	(7,217)	(2,616)

Net Income Before Cumulative Effect of Change in Accounting Principle	11,233	14,400	4,336
Cumulative Effect of Change in Accounting Principle	—	(695)	—

Net Income	$11,233	$13,705	$4,336

Basic and diluted income per common share	$0.24	$0.29	$0.09

Weighted average diluted shares outstanding	47,516	47,404	46,980
Pro Forma Results Excluding Goodwill Amortization in 2001
(in thousands, except per share data)	2003	2002	2001
Net income:
Reported net income	$11,233	$13,705	$4,336
Add back goodwill amortization	—	—	2,832

Adjusted net income	$11,233	$13,705	$7,168

Income per share:
Reported basic and diluted income per common share	$0.24	$0.29	$0.09
Add back goodwill amortization	—	—	0.06

Adjusted basic and diluted income per common share	$0.24	$0.29	$0.15

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2003	2002
		(As restated — see note 17)
Assets
Current Assets:
Cash and cash equivalents	$15,086	$12,397
Accounts receivable (net of allowance for doubtful accounts of $4,144 and $3,372 in 2003 and 2002, respectively)	186,293	153,643
Inventories	198,870	164,686
Other current assets	32,965	30,524

Total current assets	433,214	361,250

Property, Plant and Equipment, net	452,913	435,102

Other Assets:
Goodwill, net	119,654	105,288
Other intangible assets, net	35,265	28,274
Investments in unconsolidated affiliates	1,788	9,347
Deferred income taxes	39,258	18,071
Other	19,662	13,183

Total other assets	215,627	174,163

	$1,101,754	$970,515

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$65,453	$56,010
Long-term debt due within one year	159,590	27,085
Accounts payable	93,793	70,945
Accrued salaries and wages	28,558	22,833
Accrued warranty	17,196	14,242
Other accrued liabilities	36,208	25,226

Total current liabilities	400,798	216,341

Long-Term Debt	130,408	235,198

Other Liabilities:
Long-term pension liability	41,937	42,747
Postretirement benefits other than pensions	17,779	16,782
Deferred income taxes	56,126	44,324
Other	25,139	20,674

Total other liabilities	140,981	124,527

Minority Interest in Net Assets of Consolidated Companies	32,353	27,118

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 75,000 shares in 2003 and 2002; issued and outstanding 47,432 in 2003 and 47,419 in 2002	474	474
Additional paid-in capital	314,319	313,760
Retained earnings	45,202	47,870
Accumulated other comprehensive income	37,376	5,346
Unamortized restricted stock compensation	(157)	(119)

Total stockholders' equity	397,214	367,331
Commitments and contingencies	—	—
	$1,101,754	$970,515

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(in thousands, except per share data)	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unamortized Restricted Stock Compensation	Common Stock in Treasury	Total
Year Ended December 31, 2001:
Beginning balance, as previously reported	45,312	$465	$303,304	$57,348	$(10,654)	$(57)	$(8,009)	$342,397
Restatement adjustment	—	—	—	(967)	—	—	—	(967)

Beginning balance, (as restated — see Note 17)	45,312	465	303,304	56,381	(10,654)	(57)	(8,009)	341,430
Comprehensive income (loss):
Net income (as restated — see Note 17)	—	—	—	4,336	—	—	—	—
Pension adjustment	—	—	—	—	(200)	—	—	—
Translation adjustment	—	—	—	—	(4,809)	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(673)
Treasury shares issued for acquisition	1,172	—	2,244	—	—	—	8,009	10,253
Shares issued for acquisition	919	9	8,036	—	—	—	—	8,045
Restricted stock grant	8	—	78	—	—	(78)	—	—
Restricted stock compensation	—	—	—	—	—	43	—	43
Cash dividends ($.28 per share)	—	—	—	(13,275)	—	—	—	(13,275)

Ending balance (as restated — see Note 17)	47,411	474	313,662	47,442	(15,663)	(92)	—	345,823

Year Ended December 31, 2002:
Comprehensive income (loss):
Net income (as restated — see Note 17)	—	—	—	13,705	—	—	—	—
Pension adjustment	—	—	—	—	(1,353)	—	—	—
Unrealized gains on forward currency exchange contracts	—	—	—	—	1,427	—	—	—
Translation adjustment	—	—	—	—	20,935	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	34,714
Restricted stock grant	8	—	98	—	—	(98)	—	—
Restricted stock compensation	—	—	—	—	—	71	—	71
Cash dividends ($.28 per share)	—	—	—	(13,277)	—	—	—	(13,277)

Ending balance (as restated — see Note 17)	47,419	474	313,760	47,870	5,346	(119)	—	367,331

Year Ended December 31, 2003:
Comprehensive income (loss):
Net income	—	—	—	11,233	—	—	—	—
Pension adjustment	—	—	—	—	(1,935)	—	—	—
Unrealized losses on forward currency exchange contracts	—	—	—	—	(1,360)	—	—	—
Translation adjustment	—	—	—	—	35,325	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	43,263
Stock incentive expense	—	—	423	—	—	—	—	423
Restricted stock grant	13	—	136	—	—	(136)	—	—
Restricted stock compensation	—	—	—	—	—	98	—	98
Deemed dividend	—	—	—	(621)	—	—	—	(621)
Cash dividends ($.28 per share)	—	—	—	(13,280)	—	—	—	(13,280)

Ending balance	47,432	$474	$314,319	$45,202	$37,376	$(157)	—	$397,214

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002	2001
(in thousands)		(As restated — see note 17)	(As restated — see note 17)
Cash Flows from Operating Activities:
Net income	$11,233	$13,705	$4,336
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	695	—
Depreciation and amortization	80,377	72,593	69,911
Minority interest and equity income, net	15,405	11,099	7,882
(Increase) decrease in working capital, excluding effects of acquisitions —
Accounts receivable, net	(5,542)	2,763	4,028
Inventories	(7,616)	1,146	11,404
Accounts payable	6,121	2,465	(16,525)
Accrued liabilities	6,188	4,106	322
Other	(10,608)	(10,289)	(14,092)

Net cash provided by operating activities	95,558	98,283	67,266

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(59,991)	(42,278)	(69,697)
Payments for acquisitions, net of cash acquired	(7,202)	(25,084)	(41,510)
Proceeds from sales of property, plant and equipment	2,204	1,090	1,064

Net cash used in investing activities	(64,989)	(66,272)	(110,143)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	1,120	(6,025)	13,126
Net borrowings (repayments) on revolving credit facility	33,018	(45,950)	37,600
Net borrowings (repayments) of long-term debt	(34,200)	40,460	9,546
Payments for debt financing costs	(1,824)	—	—
Cash dividends	(13,280)	(13,277)	(13,275)
Distribution to minority interest partners	(13,667)	(9,625)	(13,500)

Net cash provided by (used in) financing activities	(28,833)	(34,417)	33,497

Effect of Exchange Rate Changes on Cash	953	479	(1,050)

Cash and Cash Equivalents:
Net increase (decrease) during the year	2,689	(1,927)	(10,430)
Beginning balance	12,397	14,324	24,754

Ending balance	$15,086	$12,397	$14,324

Supplemental Cash Flow Disclosures:
Interest paid	$18,581	$20,775	$20,552

Income taxes paid	$12,825	$11,083	$10,044

Supplemental schedule of noncash investing and financing activities:

During 2001, the Company acquired assets of certain distribution operations of the fluid power business of Danfoss A/S in exchange for 2,091 shares of common stock. The consideration paid and allocation is as follows:
Consideration paid:
Common stock issued at fair value	—	—	$18,298
Other liabilities assumed	—	—	6,497

	—	—	$24,795
Allocated to:
Inventory	—	—	$7,248
Accounts receivable	—	—	9,020
Other current assets	—	—	902
Property, plant and equipment	—	—	193
Goodwill and other intangibles	—	—	7,432

	—	—	$24,795

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation —

        Sauer-Danfoss Inc., a U.S. Delaware corporation, and subsidiaries (the Company) is a leading international manufacturer of components and integrated hydraulic, electric, and electronic systems that generate, transmit and control power in mobile equipment. The Company's products are used by original equipment manufacturers of mobile equipment, including construction, road building, agricultural, turf care, and specialty vehicle equipment. The Company's products are sold throughout the world either directly or through distributors.

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

Trade Receivables —

        The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectibility of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its customers. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

Inventories —

        Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor and factory overhead. The percentage of year-end inventory valued under the average cost, first-in, first-out (FIFO), and last-in, first-out (LIFO) methods was 54%, 28%, and 18%, respectively, for 2003 and 55%, 28%, and 17%, respectively, for 2002.

Property, Plant and Equipment and Depreciation —

        Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($22,390, $20,264 and $22,012 in 2003, 2002, and 2001, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income.

Goodwill and Other Intangible Assets —

        Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchase of businesses. Prior to 2002, goodwill and other intangibles were being amortized on a straight-line basis over periods ranging from 2 to 40 years or the specific remaining identifiable life on a straight-line basis. Beginning in 2002 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, the Company no longer amortizes goodwill and will write down goodwill only for impairments. Other intangibles with remaining identifiable lives will continue to be amortized as they have been in the past. Refer to Note 3 for a summary of activity in goodwill for 2003 and 2002. The following table details the components of the other intangible assets balances at December 31, 2003 and 2002:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2003
Cost	$19,000	$11,358	$7,271	$6,272	$43,901
Accumulated amortization	1,629	2,254	433	4,320	8,636

Other intangible assets, net	$17,371	$9,104	$6,838	$1,952	$35,265

December 31, 2002
Cost	$19,000	$10,700	$500	$4,623	$34,823
Accumulated amortization	1,086	1,426	34	4,003	6,549

Other intangible assets, net	$17,914	$9,274	$466	$620	$28,274

        Amortization of other intangibles was $2,793 and $3,642 in 2003 and 2002, respectively. Amortization of goodwill and other intangibles was $6,946 for 2001. Amortization expense is expected to be approximately $2,500 for each of the next three years, $2,300 in 2007 and $1,700 in 2008.

Product Warranty —

        The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records warranty liabilities for the estimated costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded. Factors that affect the Company's warranty liability include the number of units in the field currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company's estimated warranty obligation. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as field recalls and in these instances, the Company records a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Due to the sporadic and infrequent nature of field recalls, and the potential for a range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis, if not more frequently. The following table presents the activity in the accrued warranty and field recall accounts for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
Balance at January 1	$14,242	$8,472
Amounts assumed in acquisition	—	434
Charged to costs and expenses	8,757	7,482
Settlement of warranty and field recall claims	(6,979)	(2,763)
Effect of exchange rate changes	1,176	617

Balance at December 31	$17,196	$14,242

Impairment of Long-Lived Assets and Assets to be Disposed Of —

        Consistent with the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset is impaired, the Company recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets. Refer to Note 6 for discussion of the $1,500 impairment charge recorded in 2003.

Income Taxes —

        The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities, net operating loss carryforwards, and tax credits and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Income Per Share —

        Basic net income per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon exercise of restricted stock shares, which have no exercise price.

Fair Value of Financial Instruments —

        Fair value estimates, methods, and assumptions are set forth below.

        The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximates fair value because of the short-term nature of these instruments.

        The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities. At December 31, 2003, the Company estimated the fair value of its long-term debt, including amounts due within one year, at $295,686 compared to its carrying value of $289,998. The estimated fair value of long term debt at December 31, 2002 was $266,998 compared to its carrying value of $262,283. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Translation of Foreign Currencies —

        Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each period, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in stockholders' equity. Gains or losses on transactions denominated in foreign currencies and the related tax effects are reflected in the consolidated statements of income. Due to changes in translation rates between periods, comparisons of balances and revenue and expense activity between periods may not be meaningful.

Derivatives and Hedging —

        During 2002, the Company entered into a foreign currency hedge contract to protect against the effects of foreign currency fluctuations for a loan to the U.S. holding company from a Danish bank denominated in euros. At December 31, 2003, the notional amount of this hedge was 25,350 euros and it expires in January, 2005. The mark-to-market gain or loss due to currency fluctuations on both the loan and the currency contract are reported in Other Income (Expense) in the Consolidated Statements of Income.

New Accounting Principles —

        In 2003 the Company adopted, SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities" which requires companies to recognize liabilities and costs associated with exit or disposal activities when they are incurred, rather than when management commits to a plan to exit an activity. In 2003 the Company relocated the operations of certain production facilities and began to restructure its sales and distribution operations in Europe. Certain costs incurred related to these restructurings were accounted for in accordance with SFAS No. 146. Other costs, such as postemployment benefits and fixed asset disposals, were accounted for in accordance with accounting standards which were not modified by the issuance of SFAS No. 146.

        The Company also adopted SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" in 2003. SFAS No. 148, which amended SFAS No. 123, provides alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. In particular, SFAS No. 148 allows entities that adopt the recognition provisions of SFAS No. 123 for stock-based compensation in a fiscal year beginning before December 16, 2003 to use one of three methods for application. The Company adopted the recognition provisions of SFAS No. 123 as of January 1, 2003 using the fair-value method. In accordance with SFAS No. 148, the Company has selected the prospective method of reporting this change in accounting principle, which allows the Company to apply the recognition provisions to all employee awards granted, modified or settled after January 1, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity. The Company adopted SFAS No. 150 in 2003 and reviewed all joint venture agreements which may require different accounting treatment under SFAS No. 150 than previously adopted. The Company has a limited partnership agreement which indicates a termination date of December 31, 2035. This entity is consolidated in the Company's financial statements. The agreement indicates that if the partnership were to terminate the assets would be distributed in accordance with the balance of the capital accounts. If the limited partnership were to terminate the Company estimates approximately $60,000 would be distributed to the minority interest owner.

        Effective January 1, 2002 the Company adopted SFAS No. 141, "Business Combinations," which requires the purchase method of accounting be used for all business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment anually. In connection with the adoption of SFAS No. 142, the Company reclassified $6,091 of "Established Workforce" from other intangibles into goodwill and performed an evaluation of goodwill as of January 1, 2002. The results of this evaluation indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired. The performance of this reporting unit has not met management's original expectations, primarily due to economic factors and the competitive nature of this commodity-type product. The Company measured the amount of impairment based on a comparison of the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology by applying an appropriate weighted average cost of capital, and cost methodology. The Company recognized a $695 noncash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit. The Company expects the performance of the open circuit business to improve over the next few years as a result of product rationalization and the moving of manufacturing into lower-cost countries. The Company remains committed to this business. Refer to Note 3 for a summary of changes in goodwill during 2002 and 2003. During the first quarter of both 2004 and 2003, the Company completed its annual test for potential goodwill impairment consistent with the methodology applied upon adoption in 2002. No additional impairment was indicated as a result of either test.

        The FASB issued Interpretation (FIN) No. 46R, "Consolidation of Variable Interest Entities" in December 2003, which requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity (VIE) is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. The effective date for the adoption of FIN No. 46R for interests in VIEs created prior to February 1, 2003 is the end of the first quarter, 2004. The adoption of FIN No. 46R is not expected to have a significant effect the Company's financial position or net income. The effective date for new VIEs created after January 31, 2003 was immediate and the adoption had no effect on the Company's financial statements.

        In January 2004 the FASB issued Staff Position (FSP) 106-1 "Accounting and Disclosure Requirments Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003" (the Act). The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act, which the Company has elected to do. Any measure of the accumulated postretirement benefit liability or net periodic postretirement benefit cost in the financial statements or Note 9 does not reflect the impact of the Act on the plans. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the Company to modify previously reported information, however the Company does not expect the Act to have a significant effect on its financial statements.

Reclassifications —

        Certain previously reported amounts have been reclassified to conform to the current period presentation.

(2) Business Ventures:

        On December 30, 1996, the German Holding Company and ZTS, a.s. formed a business venture organized as a Slovakian corporation under the name Sauer ZTS, a.s. The German Holding Company contributed approximately $5,800 of cash and technology for a 65% interest in Sauer ZTS, a.s. During 1998, the Company contributed an additional $693 to increase its interest in Sauer ZTS, a.s. to 87.8%. During 2000, the Company contributed $138 to increase its interest in Sauer ZTS, a.s. to 88.4%. During 2001, the Company contributed $1,491 to increase its interest in Sauer ZTS, a.s. to 89.6% and changed the name of the company to Sauer-Danfoss (Dubnica) a.s. During 2002, the Company contributed $879 to purchase the remaining interest in Sauer-Danfoss (Dubnica) a.s. The principal business of Sauer-Danfoss (Dubnica) a.s. is the manufacture of high power hydrostatic transmissions. As of December 31, 2003 the Company has merged Sauer-Danfoss (Dubnica) a.s. with two of its other wholly-owned Slovakian subsidiaries to form Sauer-Danfoss a.s. The Company has consolidated Sauer-Danfoss a.s. into its consolidated financial statements.

        On September 27, 2001, the Company completed the transaction with Daikin Industries, Ltd. to establish two joint venture companies. The two companies, a sales company and a manufacturing company, operate as part of the Company's global organization covering the Asia-Pacific region. The Company owns 65% of the sales company and 45% of the manufacturing company. Accordingly, the Company consolidates the sales company, and accounts for the manufacturing company under the equity method.

        Effective April 1, 2001, the Company entered into an agreement with Topcon Laser Systems, Inc. to create a new joint venture company called TSD Integrated Controls LLC (TSD), which focuses on the development and marketing of electronic systems used to control the work functions of vehicles. TSD operates out of the Company's Minneapolis, Minnesota, facility and out of a facility in Pleasanton, California. The Company owns 50.1% of TSD and consolidates TSD into its consolidated financial statements.

(3) Business Combinations:

        During the second quarter 2003, the Company exercised its option to acquire an additional 40% of the outstanding shares of Comatrol S.p.A for approximately $10,300. The Company acquired Comatrol, located in Reggio Emilia, Italy, with 100 employees and approximately $22,000 in annual sales, for its development technology. The Company has consolidated the financial results of Comatrol since April 2003. Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its 45% ownership interest, acquired for approximately $8,400 in the first quarter 2002, under the equity method of accounting. The combined transactions resulted in $9,431 of goodwill. In addition, values of $3,427 and $592 were assigned to customer relationships and process technology, respectively, which are being amortized over five and four years, respectively. The Company has the option to acquire the remaining ownership interest (15%) in Comatrol for approximately 3,700 euros; using an exchange rate of

0.7950 euros to the U.S. dollar at December 31, 2003 this equates to $4,654. The option period runs from April 1, 2004 through April 30, 2004. Should the Company not elect to exercise this option, the minority owners of Comatrol could exercise their option requiring the Company to acquire the remaining 15% of Comatrol for the amount disclosed above. This put option period runs from May 1, 2004 through May 31, 2004. Should the sellers not exercise their put option by May 31, 2004 all options will lapse and the Company will not be required to purchase any additional ownership interest in Comatrol.

        During the second quarter 2002, the Company acquired the assets of the low-voltage motor business of Thrige Electric to acquire development technology. The acquisition was an all cash transaction of approximately $17,400 and included factories in Odense, Denmark, Berching, Germany, and Kaiserslautern, Germany. Thrige Electric is engaged in the production of low-voltage motors and integrated pump, steering or drive units used primarily in mobile machines in the material handling market. Thrige Electric has approximately 450 employees and annual sales of approximately $50,000. The Company owns 100% of the Thrige Electric operations and has consolidated the financial results of this business since the date of acquisition. The transaction resulted in $8,291 of goodwill being recognized in 2002. The Company completed the allocation of the purchase price in 2003, resulting in $2,554 being reclassified from goodwill to customer relationships, which is being amortized over fifteen years and is classified with other intangible assets.

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance as of January 1, 2002	$28,485	$17,718	$42,704	$88,907
Reclassification of established workforce	2,725	1,609	1,757	6,091
Goodwill acquired during period	—	—	8,291	8,291
Impairment losses	—	(695)	—	(695)
Translation adjustment	820	489	1,385	2,694

Balance as of December 31, 2002	32,030	19,121	54,137	105,288
Goodwill acquired during period	—	—	9,431	9,431
Reclassify goodwill to other intangible assets	—	—	(2,554)	(2,554)
Translation adjustment	2,139	1,277	4,073	7,489

Balance as of December 31, 2003	$34,169	$20,398	$65,087	$119,654

(4) Restructuring Charges:

        During 2003, the Company relocated the operations of its Sturtevant, Wisconsin, and West Branch, Iowa, locations to other existing facilities and outsourced certain processes to reduce costs and increase efficiencies. The Company has also begun to restructure its European sales, marketing, and distribution operations. The following table summarizes the restructuring charges incurred in 2003:

	Sturtevant, Wisconsin	West Branch, Iowa	European Sales Operations
Employee termination costs	$274	$589	$1,195
Employee retraining & relocation costs	—	237	62
Property and equipment impairment and loss on disposal	373	3,506	—
Equipment relocation costs	936	591	—
Repayment of Job Training Grant	—	214	—
Other costs	46	869	64

Total	$1,629	$6,006	$1,321

        The cost for restructuring in 2003 totaled $8,956 consisting of $3,281, $1,796, and $3,879 included in costs of sales, selling, general and administrative expenses, and loss on disposal of fixed assets, respectively. The costs related to the Sturtevant and West Branch restructurings are included in the Work Function segment. The charges related to the European sales and distribution restructuring are allocated to all segments.

        The Sturtevant relocation was completed in June 2003. The West Branch relocation is expected to be completed in early 2004. Future costs expected to be incurred related to the West Branch relocation are primarily related to remaining employee and equipment moving charges and are estimated to be approximately $700. The Company continues to analyze the details of its European sales operations restructuring and has not yet committed to a specific action plan.

(5) Inventories:

        The composition of inventories is as follows:

	December 31,
	2003	2002
Raw materials	$73,311	$60,143
Work in process	38,862	30,662
Finished goods and parts	95,781	82,841
LIFO allowance	(9,084)	(8,960)

Total	$198,870	$164,686

(6) Property, Plant and Equipment and Property Held for Disposal:

        The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2003	2002 (1)
Cost —
Land and improvements	$13,547	$13,663
Buildings and improvements	107,646	101,914
Machinery and equipment	938,069	842,143
Construction in progress	33,342	34,207
Plant and equipment under capital leases	16,519	13,935

Total cost	1,109,123	1,005,862
Less — accumulated depreciation	(656,210)	(570,760)

Net property, plant and equipment	$452,913	$435,102

(1)
As restated — see note 17.

        Depreciation expense for 2003, 2002, and 2001 was $77,584, $68,951, and $62,965, respectively.

        In connection with the West Branch relocation discussed in Note 4 the Company intends to sell the land and building at that location. The Company obtained an independent third-party appraisal that resulted in recording an impairment charge of approximately $1,500 in 2003. This charge is included in the total loss on disposal of fixed assets on the Consolidated Statements of Income. At December 31, 2003 the building is included in property, plant and equipment of the Work Function segment but will be reclassified to property held for sale in 2004 when all operations have been relocated from the property.

        During 2001, the Company closed a manufacturing facility in Racine, Wisconsin, as part of a restructuring related to an acquisition. An independent third-party appraisal was obtained in 2000 and the Company adjusted the carrying value of the facility to $6,900 based on the results of the valuation. An appraisal perfomed in 2003 indicated a value in excess of the current carrying value. The Company also has an undeveloped piece of land in Brooklyn Park, Minnesota, which is classified as held for sale and has a carrying value of approximately $3,000. These two properties are classified as current assets on the Consolidated Balance Sheets at December 31, 2003 and are included in Global Services for segment reporting. The Racine facility was classified as a current asset at December 31, 2002 also. The Company is actively pursuing offers to sell these properties, but as of December 31, 2003, no formal offers had been received. Based upon its most recent analysis, the Company believes that no further impairments existed at December 31, 2003.

(7) Long-Term Debt:

        Long-term debt consisted of the following:

	December 31,
	2003	2002
Multicurrency Revolving Credit Facility	$55,068	$—
U.S. Revolving Credit Facility	—	22,050
U.S. 1997 Senior Notes, due through 2007	16,000	19,000
U.S. 2000 Senior Notes, due through 2010	35,000	35,000
U.S. Industrial Development Revenue Bonds, due in 2004	8,530	8,530
German Long-Term Bank Facilities maturing through 2018	32,975	52,992
Danish Long-Term Bank Facilities, due through 2006	135,602	114,102
Other borrowings	6,823	10,609

Total debt	289,998	262,283
Less — long-term debt due within one year	(159,590)	(27,085)

Long-term debt	$130,408	$235,198

        The Company entered into a new multicurrency revolving credit facility in September, 2003 which permits unsecured borrowings up to $250,000 through September, 2006. The proceeds from the new facility were used to repay the outstanding borrowings on the U.S. revolving credit facility and certain other borrowings. Debt issuance costs of approximately $1,800 were capitalized and are being amortized to interest expense over the three-year term of the facility. Borrowings under the agreement bear interest equal to the relevant interbank offering rate plus a margin ranging from 0.65% to 1.65% (1.15% at December 31, 2003), depending on the Company's ratio of net debt to EBITDA, as defined. The weighted average interest rate on outstanding borrowings under the multicurrency revolving credit facility was approximately 2.8% at December 31, 2003. The Company is required to pay a commitment fee on the unused portion of this credit facility. As of December 31, 2003, this fee was 0.52% and the Company had incurred $288 of expense in 2003 as a result of this commitment fee.

        Under the revolving credit agreement, the Company has the option to set up ancillary facilities with syndicate bank members. As of December 31, 2003, $29,787 was borrowed under these ancillary facilities and is included in the notes payable and bank overdrafts balance of $65,453 at December 31, 2003. The facility includes a material adverse change clause. This clause, combined with the rollover of borrowings for intervals less than 360 days, requires all borrowings under the facility, including the ancillary facilities, to be classified as current. The agreement also contains financial covenants relating to the Company's EBITDA to net interest expense and net debt to EBITDA, as defined. The Company was in compliance with the covenants at December 31, 2003.

        On December 15, 1997, the Company issued $25,000 of 6.68% Senior Notes (1997 Senior Notes), of which $16,000 remains outstanding at December 31, 2003. The 1997 Senior Notes have remaining annual repayments from December 15, 2004, through December 15, 2007. The 1997 Senior Notes contain certain restrictions and require the maintenance of minimum tangible net worth and maximum leverage, as defined. At December 31, 2003, the Company was in compliance with these requirements.

        On October 1, 2000, the Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios that are similar to the 1997 Senior Notes. At December 31, 2003, the Company was in compliance with these requirements.

        On May 1, 1996, the Company issued $9,000 of Industrial Development Revenue Bonds (Bonds) in connection with the construction of the West Branch, Iowa facility, of which $8,530 remains outstanding. The Bonds are at variable interest rates. At December 31, 2003 and 2002, the interest rate on the bonds was 1.20% and 1.60%, respectively. The Bonds are secured by a bank letter of credit, which expires on May 22, 2004. Consequently, the Bonds are classified as current and the Company anticipates repaying the remaining amount outstanding in 2004. The Bonds contain certain covenants similar to those included in the Senior Notes. At December 31, 2003, the Company was in compliance with these requirements.

        The German Long-Term Bank Facilities represent a series of long-term bank facilities, with an aggregate principal of $32,975 outstanding at December 31, 2003. Interest on these facilities may be either fixed or variable depending on the individual loan. Interest rates range from 2.6% to 6.6% at December 31, 2003. These facilities contain a variety of repayment schedules and have final maturities ranging from December 2004 through June 2018.

        The Danish Long-Term Bank Facilities represent a series of long-term bank facilities, with an aggregate principal of $135,602 outstanding at December 31, 2003. The Danish Long-Term Facilities require the Company to maintain certain minimum levels of profitability and equity, as defined. The Company was in compliance with the requirements at December 31, 2003. At December 31, 2003 the interest rate charged on this facility ranges from 4.85% to 5.15%.

        Payments required to be made on long-term debt outstanding as of December 31, 2003, during the years ending 2004 through 2008 and for years thereafter, are $159,590, $58,204, $12,396, $11,254 $17,209, and $31,345, respectively.

        The Company also maintains revolving credit facilities, notes payable and bankers' acceptances for its European and other operations. At December 31, 2003, accounts receivable, inventories, property, plant, machinery and equipment in the amount of $12,674 were pledged as collateral under these European and other operations credit facilities.

(8) Pension Benefits:

        The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company's funding policy outside of Germany is to contribute annually an amount that falls within the range determined to be deductible for income tax purposes. The net pension liabilities reflected in the accompanying consolidated balance sheets result principally from unfunded pension plans of the Company's operations in Germany, where it is common practice to fund pension obligations at the time payments are made to retirees, and the unfunded portion of the U.S. plan. The measurements for the U.S. pension plan were performed using December 31, 2003 and 2002 data.

        Pension expense for 2003, 2002, and 2001 for these defined benefit plans consists of the following components:

	December 31,
	2003	2002	2001
Service cost	$4,001	$3,538	$3,240
Interest cost	9,054	7,919	7,151
Expected return on plan assets	(6,811)	(6,824)	(6,945)
Amortization of prior service cost	657	562	592
Amortization of net loss	630	267	132
Amortization of transition obligation	—	—	(251)

Net periodic pension expense	$7,531	$5,462	$3,919

        The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31,
	2003	2002
Benefit obligation at January 1	$(141,676)	$(113,703)
Service cost	(4,001)	(3,538)
Interest cost	(9,054)	(7,919)
Benefit obligation assumed by acquisition	—	(1,140)
Plan participant contributions	(479)	(329)
Plan amendments	—	(1,276)
Actuarial loss	(10,485)	(12,592)
Benefit payments	9,334	5,668
Effect of exchange rate changes	(9,175)	(6,847)

Benefit obligation at December 31	(165,536)	(141,676)

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	83,668	89,502
Actual return on plan assets	13,627	(4,756)
Employer contributions	8,295	1,109
Effect of exchange rate changes	2,956	2,547
Plan participants' contributions	479	329
Benefit payments	(8,137)	(5,063)

Fair value of plan assets at December 31	100,888	83,668

Funded status at December 31	(64,648)	(58,008)
Unrecognized prior service cost	24,464	20,239
Unrecognized actuarial (gain) loss	3,792	5,026

Net amount recognized	$(36,392)	$(32,743)

        Amounts recognized in the balance sheet as of:

	December 31,
	2003	2002
Long-term pension liability, net (1)	$(35,579)	$(36,364)
Current pension liability	(7,258)	(2,147)
Intangible asset	2,394	2,999
Accumulated other comprehensive income	4,051	2,769

Net amount recognized	$(36,392)	$(32,743)

(1)
The fair value of plan assets exceed the benefit obligation by $6,358 in 2003 and $6,383 in 2002 for the U.K. plan.

        Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2003	2002	2001
Discount rates —
United States	6.25%	7.0%	7.5%
Germany	5.3-6.0	5.8-6.5	6.5
United Kingdom	5.5	5.5	5.8
Rates of increase in compensation levels —
United States	3.5	4.5	4.5
Germany	2.5	2.5	2.5
United Kingdom	4.0	3.5	3.8
Expected long-term rate of return on assets —
United States	8.5	8.5	8.5
United Kingdom	6.0	6.5	6.8

        The target asset allocation for the U.S. pension assets, on average, is 60% in equity securities and 40% in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 8.5% measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 11% and fixed income securities produce an average annual yield of 6%. The target asset allocation for the U.K. pension assets, on average, is 56% in equity securities, 43% in fixed income securities and 1% in cash. This allocation is expected to earn an average annual rate of return of approximately 6.0%.

        The weighted average asset allocations by asset category for the U.S. and U.K. pension plans at December 31 are as follows:

	U.S. Plan		U.K. Plan
	2003	2002	2003	2002
Equity securities	50%	60%	60%	58
Debt securities	46	39	39	41
Other	4	1	1	1

Total	100%	100%	100%	100%

        At December 31, 2003 the weighted average asset allocation for the U.K. pension plan was 60%, 39%, and 1% in equity securities, debt securities, and other, respectively. The Company plans to contribute approximately $7,000 and $930 to the U.S and U.K. pension plans, respectively, in 2004.

(9) Postretirement Benefits Other than Pensions:

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

        The components of the postretirement benefit expense of the Company-sponsored plans for 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Service cost	$539	$528	$438
Interest cost	1,636	1,476	1,258
Net deferral and amortization	322	158	24

Postretirement benefit expense	$2,497	$2,162	$1,720

        The funded status of the Company-sponsored plans was as follows:

	December 31,
	2003	2002
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(22,306)	$(19,368)
Service cost	(539)	(528)
Interest cost	(1,636)	(1,476)
Actuarial gain (loss)	(4,167)	(2,626)
Benefit payments	1,495	1,692

Accumulated postretirement benefit liability at December 31	(27,153)	(22,306)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	1,495	1,692
Benefit payments	(1,495)	(1,692)

Fair value of plan assets at December 31	—	—

Funded status	(27,153)	(22,306)
Unrecognized actuarial loss	9,374	5,524

Postretirement benefit liability	$(17,779)	$(16,782)

        The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 10.0% for 2004 and is assumed to decrease ratably in 2005 through 2009 and remain level at 4.5% thereafter.

        U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

        A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2003, by $2,294, and increased or decreased postretirement benefit expense for 2003 by $259. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 6.25%, 7.0%, and 7.5% for 2003, 2002, and 2001, respectively.

        The Company also maintains the Sauer-Danfoss Employees' Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $1,900, $1,800, and $1,600 to these plans in 2003, 2002, and 2001, respectively.

(10) Income Taxes:

        The Company's income (loss) before income taxes is as follows:

	Years Ended December 31,
	2003	2002 (1)	2001 (1)
United States	$(26,545)	$(2,556)	$(8,751)
European and other	37,304	23,478	15,703

Total	$10,759	$20,922	$6,952

(1)
As restated — see Note 17.

        The Company's primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

        The benefit (expense) for income taxes by taxing jurisdiction location is as follows:

	Years Ended December 31,
	2003	2002 (1)	2001 (1)
Current:
United States
Federal	$—	$424	$6,009
State	—	(966)	1,026
European and other	(8,403)	(9,498)	(8,405)

Total current	(8,403)	(10,040)	(1,370)

Deferred:
United States
Federal	6,519	1,744	(1,905)
State	1,179	278	(576)
European and other	1,179	801	1,235

Total deferred	8,877	2,823	(1,246)

Total income tax benefit (expense)	$474	$(7,217)	$(2,616)

(1)
As restated — see Note 17.

        A reconciliation of the U.S. statutory tax rate and effective income tax rate based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2003 (1)	2002 (1)	2001
U.S. statutory tax rate	35.0%	35.0%	35.0%
Deferred tax benefit not previously recognized	(17.5)	—	(18.2)
Goodwill and nondeductible expenses	—	2.1	16.5
European and Asian locations' losses not tax benefited	3.9	1.8	14.3
Taxes on foreign locations' income at rates which differ from the U.S. rate	(13.7)	(8.4)	(7.5)
State income taxes	(11.0)	1.9	(2.9)
Other	(1.2)	2.1	0.4

Effective income tax rate	(4.5)%	34.5%	37.6%

(1)
As restated — see Note 17.

        The components of the Company's net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2003		2002
	Assets	Liabilities	Assets	Liabilities (1)
Tax loss and tax credit carryforwards	$41,066	$—	$25,417	$—
Internal Revenue Code Section 743 and other tax basis step-ups	1,495	—	2,205	—
Deferred compensation, post-retirement medical and accrued pension benefits	11,827	(1,909)	3,715	7,729
Fixed asset basis differences	128	(42,694)	2,438	(41,009)
Inventory and warranty accruals	8,187	(1,304)	10,649	(1,031)
Intangible asset fair market value step-up	—	(7,781)	—	(9,679)
Other items	8,796	(2,438)	4,148	(334)

Gross deferred tax assets/liabilities	71,499	(56,126)	48,572	(44,324)
Valuation allowance	(25,076)	—	(23,648)	—

Net deferred tax assets/liabilities	46,423	(56,126)	24,924	(44,324)
Less-current portion	(7,165)	—	(6,853)	—

Net deferred tax assets/liabilities, long-term	$39,258	$(56,126)	$18,071	$(44,324)

(1)
As restated — see Note 17.

        For the years ended December 31, 2003 and 2002, the valuation allowance increased by $1,428 and $916, respectively. The increases stem primarily from valuation allowances established against foreign tax credits generated. Of the U.S. net operating losses, $56,106 was acquired in acquisition; therefore IRC Section 382 will limit the amount of loss that may be used to offset future taxable income in any one year. To the extent the unrecognized tax benefit of certain acquired net operating loss carryforwards are recognized in the future, the tax benefits of such recognition will reduce goodwill. At December 31, 2003 and 2002, approximately $16,956 and $17,312 of the valuation allowance related to the acquired net operating loss carryforwards. See further discussion of the tax return carryforwards below.

        As of December 31, 2003 and 2002, the Company had not provided U.S. federal income taxes on $149,247 and $94,571 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.

        The Company had the following tax return carryforwards available to offset future years' taxable income at December 31, 2003:

	Amount	Expiration Dates
German net operating losses	$74,707	None
U.S. net operating losses	$84,023	2004—2023
Other foreign net operating losses	$10,266	2004—2013
Foreign tax credits (available to offset U.S. taxes)	$8,539	2005—2008

        The German net operating losses reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company's primary German operations as a flow-through entity for U.S. tax purposes. Accordingly, no net deferred tax asset has been established for the German loss carryforwards.

        The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of net operating loss and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on these factors, management believes it is more likely than not that the Company will realize benefits of the net deferred tax assets as of December 31, 2003.

        The Internal Revenue Service (IRS) has audited the Company's federal income tax returns for years 1997 through 2001. The Company received notices of proposed tax adjustments for those years and filed appeals in response to those IRS notices. Final proposed adjustments have been received for these years. Although the outcome of such appeals cannot be predicted with certainty and no assurances can be given with respect to such appeals, the Company believes that the ultimate outcome of the audit will not have a materially adverse effect on its results of operations, liquidity or financial position.

(11) Minority Interests:

        Minority interest in net assets and income reflected in the accompanying consolidated financial statements consists of:

  a)
  A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership, for 2003, 2002 and 2001.

  b)
  A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture for 2003, 2002, and 2001.

  c)
  A minority interest held by ZTS, a.s. in Sauer-Danfoss (Dubnica) a.s., a Slovakian corporation, equal to 10.4% for 2001.

  d)
  A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation, since October 1, 2001.

  e)
  A 49.9% minority interest held by Topcon Laser Systems in TSD Integrated Controls LLC, a U.S. limited partnership, since April 1, 2001.

  f)
  A 15% minority interest held by Mr. Mose Natale Arduini in Comatrol S.p.A., an Italian corporation, since April 10, 2003.

        The following tables set forth the components of minority interest in the consolidated balance sheets:

	December 31,
	2003	2002
Hydro-Gear Limited Partnership	$22,250	$21,739
Sauer Shanghai Hydraulic Transmission Company	2,310	3,621
Sauer-Danfoss-Daikin, Ltd.	5,270	1,362
TSD Integrated Controls LLC	542	396
Comatrol S.p.A.	1,981	—

Total	$32,353	$27,118

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

        As a result of the Danfoss Fluid Power acquisition, the Company elected, by the action of its independent directors, to terminate the limited partnership interests. Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company issued 2,250 shares of its common stock and paid the balance of the current accounts of the Limited Partners of $3,873. The difference between the fair market value of the shares issued and the historical basis of the limited partnership interest was considered to be a deemed dividend of $17,337 under common control accounting. In addition, the agreement required the Company to pay an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company for the limited partnership interests, but not to exceed 11,942 euros, $15,047 at December 31, 2003, using an exchange rate of 1.26 euros to the U.S. dollar. As of December 31, 2002, the Company had paid $3,254 toward this tax liability. However, as of that date, the Murmann Limited Partners were in dispute in the German tax courts over the total amount of tax liability related to this transaction. In 2003, the Murmann Limited Partners incurred an additional tax liability of $621 which the Company, pursuant to the terms of the agreement, paid to the Murmann Limited Partners. The Company recorded this amount as a deemed dividend in 2003.

(12) Long-Term Incentive Plan:

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

        The Company also has a Nonemployee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250 shares.

        Prior to 2003, the Company accounted for employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation" prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards previously made under the Non-employee Director Stock Option and Restricted Stock plan vest over a three-year period and the effect of applying the fair value recognition provisions of FAS 123 are not considered significant. As noted in Note 1 above, the Company has selected the prospective method under SFAS No. 148 for reporting this change in accounting principle.

        On March 5, 2003, the Board granted approximately 339 stock options to certain members of management. The options become exercisable over a three-year vesting period with the ultimate number of options granted determined based on the financial performance of the Company over the period as defined in the stock option agreements. These options expire ten years from the date of grant. At December 31, 2003, these are the only stock options outstanding and none of the options were exercisable. The Company recognizes compensation expense for stock options over the vesting period based on its best estimate of the number of options that will ultimately vest. Expense recognized in 2003 related to the stock options was $177.

        The Company utilized the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The following table sets forth key assumptions used in determining fair value:

Weighted average fair value per share of options granted	$3.55
Dividend yield	3.0%
Expected volatility	49%
Risk-free interest rate	3.9%
Expected lives	10 years

        During 2003, 2002 and 2001, the Company awarded performance units to employees totaling 306, 242 and 220, respectively. The performance units entitle the participants to an amount equal to the Company's dividends and vest after three years with the Company recognizing compensation expense over the vesting period.The settlement of performance units is in shares of company stock or cash as determined by the Board of Directors. Compensation expense for the portion assumed to be settled in cash is adjusted based on fluctuations in the market price of shares over the vesting period. Compensation expense recognized in conjunction with the performance units outstanding was $368 and $985 in 2003 and 2002, respectively. No compensation expense was recognized in 2001 based on the Company's estimates of payments on the performance units outstanding.

        Under the Nonemployee Director Stock Option and Restricted Stock Plan the Company awarded 14, 8, and 8 shares of restricted stock to nonemployee directors in 2003, 2002, and 2001, respectively. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. Unearned compensation related to the restricted stock is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the vesting period of the grants. Unearned compensation was computed based on the market value of the restricted shares. Compensation expense recognized in conjunction with the restricted stock outstanding in 2003, 2002, and 2001 amounted to $98, $71, and $43, respectively.

(13) Related Party Transactions:

        In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Payments required under these agreements as of December 31, 2003, during the years ending 2004 though 2008 and for years thereafter, are $8,862, $8,742, $8,742, $6,195, $6,145, and $42,661, respectively. Total expense recognized for goods and services purchased from Danfoss A/S for 2003, 2002, and 2001 was $47,284, $36,899 and $44,157, respectively.

(14) Commitments, Contingencies, and Guarantees:

        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2003, 2002, and 2001 was $15,132, $11,513, and $10,457, respectively.

        Minimum future rental commitments under all noncancelable operating leases as of December 31, 2003, during the years ending 2004 through 2008 and for the years thereafter, are $16,150, $14,784, $13,327, $10,270, $8,923, and $68,650, respectively.

        The Company also leases certain facilities and equipment under capital leases. Minimum future lease payments under all noncancelable capital leases as of December 31, 2003, during the years ending 2004 through 2008 and for the years thereafter, are $1,367, $1,332, $1,151, $1,146, $1,146, and $16,523, respectively.

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

(15) Quarterly Financial Data (Unaudited):

        Summarized quarterly data is set forth in the following table on a restated basis. Gross profit and net income have been restated to give effect to the impact of expenses discussed in Note 17.

	Quarter
	First	Second	Third	Fourth	Total
2003
Net sales	$300,425	$308,462	$255,370	$262,517	$1,126,774
Gross profit	$71,674	$77,295	$51,964	$51,431	$252,364
Net income (loss)	$10,165	$11,262	$(2,229)	$(7,965)	$11,233
Basic and diluted net income (loss) per common share (1)	$0.21	$0.24	$(0.05)	$(0.17)	$0.24
2002 (as restated — see Note 17)
Net sales	$243,048	$264,117	$223,920	$221,223	$952,308
Gross profit	$58,932	$67,984	$47,474	$44,602	$218,992
Net income (loss)	$6,688	$9,327	$(586)	$(1,724)	$13,705
Basic and diluted net income (loss) per common share	$0.14	$0.20	$(0.01)	$(0.04)	$0.29
Impact of restatement on:
Gross profit	(109)	(109)	(109)	(110)	(437)
Net income (loss)	(67)	(67)	(67)	(66)	(267)
Basic and diluted net income (loss) per common share	(0.02)	—	—	(0.01)	—
2001 (as restated — see Note 17)
Net sales	$261,102	$221,641	$183,474	$189,062	$855,279
Gross profit	$65,078	$52,329	$34,309	$40,870	$192,586
Net income (loss)	$12,054	$4,105	$(7,729)	$(4,094)	$4,336
Basic and diluted net income (loss) per common share	$0.26	$0.09	$(0.16)	$(0.09)	$0.09
Impact of restatement on:
Gross profit	(321)	(109)	(109)	(108)	(647)
Net income (loss)	(195)	(67)	(66)	(66)	(394)
Basic and diluted net income (loss) per common share	(0.01)	—	—	(0.01)	(0.01)

(1)
Stock options and performance units are not included in the calculation of diluted income per share as they are performance based.

(16) Segment and Geographic Information:

        The Company reports its operating segments around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric motors, and valves that control and direct the power of a vehicle.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment's portion of the total Company's net income, excluding net interest, income taxes, minority interest, and equity in net earnings of affiliates. The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2003, 2002 and 2001, respectively:

	Propel	Work Function	Controls	Corporate Function	Total
2003
Trade sales	$505,012	$345,536	$276,226	$—	$1,126,774
Segment income (loss)	50,101	9,287	13,659	(29,483)	43,564
Depreciation expense	33,181	23,500	14,134	6,769	77,584
Total assets	375,977	301,066	234,896	189,815	1,101,754
Capital expenditures	16,056	18,102	14,634	11,199	59,991
2002 (as restated — see Note 17)
Trade sales	$440,221	$294,952	$217,135	$—	$952,308
Segment income (loss)	47,269	19,046	5,804	(22,879)	49,240
Depreciation expense	31,713	19,424	10,899	6,915	68,951
Total assets	351,458	264,107	188,291	166,659	970,515
Capital expenditures	10,936	17,000	10,581	3,761	42,278
2001 (as restated — see Note 17)
Trade sales	$399,509	$268,411	$187,359	$—	$855,279
Segment income (loss)	36,941	8,941	6,575	(20,246)	32,211
Depreciation expense	30,599	17,999	8,353	6,014	62,965
Total assets	351,426	251,881	138,640	142,307	884,254
Capital expenditures	24,930	25,034	14,047	5,686	69,697

        A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)			Long-Lived Assets (2)
	2003	2002	2001	2003	2002
United States	$455,520	$418,692	$411,881	$183,609	$207,344
Germany	108,654	87,234	80,080	70,001	61,069
Italy	82,663	65,254	55,350	29,397	9,376
France	60,963	46,311	44,292	1,080	831
United Kingdom	50,420	51,468	47,139	24,196	25,020
Japan	43,820	36,184	12,573	608	411
Denmark (3)	19,020	15,090	14,678	193,530	177,712
Slovakia (3)	1,021	1,063	992	52,669	44,878
Other countries	304,693	231,012	188,294	72,404	55,206

Totals	$1,126,774	$952,308	$855,279	$627,494	$581,847

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

(17) Restatement:

        The 2002 and 2001 financial statement amounts have been restated due to accounting errors identified during the closing of the Company's West Branch, Iowa, operations. The errors relate to an unreconciled account and unrecognized depreciation associated with a purchase accounting fair value adjustment related to fixed assets. Both items originated in 2000 in connection with the closing of the Racine, Wisconsin, facility and relocation of its opertions to the West Branch location. The following table presents the impact on net income of the restatement adjustments for the periods affected:

	For the Years Ended December 31,
	2002	2001	2000
Net income as previously reported	$13,972	$4,730	$26,925
Adjustments
Depreciation expense	(437)	(437)	(291)
Expense related to account reconciliation	—	(210)	(1,293)
Income tax effect	170	253	617

Restated net income	$13,705	$4,336	$25,958

        The following table summarizes the impact of the restatement on the financial statements:

	As previously reported		As restated
	2002	2001	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Income:
Cost of sales	$732.9	$662.0	$733.3	$662.7
Total costs and expenses	899.7	823.5	900.1	824.2
Operating income	52.6	31.8	52.2	31.1
Income Before Income Taxes and Minority Interest	33.1	15.5	32.7	14.8
Income Before Income Taxes	22.1	7.6	21.6	6.9
Income Tax Expense	7.4	2.9	7.2	2.6
Net Income Before Cumulative Effect of Change in Accounting Principle	14.7	4.7	14.4	4.3
Net Income	14.0	4.7	13.7	4.3
Basic and diluted income per common share	$0.29	$0.10	$0.29	$0.09
Consolidated Balance Sheet:
Assets:
Other current assets	$30.0		$30.5
Total current assets	360.7		361.2
Property, Plant and Equipment, net	436.2		435.1
Total Assets	971.1		970.5
Liabilities and Stockholders' Equity
Accounts payable	69.4		70.9
Total current liabilities	214.8		216.3
Deferred income taxes	44.8		44.3
Total other liabilities	125.0		124.5
Retained earnings	49.5		47.9
Total stockholders' equity	368.9		367.3

Report of Management

        The management of Sauer-Danfoss Inc. is responsible for the integrity and objectivity of the financial information presented in this annual report. Sauer-Danfoss believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

        Management of the Company is also responsible for maintaining a system of internal accounting controls and procedures designed to provide reasonable assurance at reasonable cost that assets are safeguarded against loss or unauthorized use and that financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit department that coordinates its activities with the Company's independent accountants. The Company is currently in the process of completing the documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company anticipates being able to meet these requirements by the end of 2004.

        KPMG LLP is retained to conduct an audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to provide an independent assessment that helps ensure fair presentation of the Company's consolidated results of operations, financial position, and cash flows.

        The Audit Committee of the Board of Directors is composed entirely of independent outside directors. The Committee meets periodically with management, internal auditors, and the independent accountants, both separately and jointly, to discuss internal accounting controls and the quality of financial reporting. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their audits and their opinions on the adequacy of internal controls and the quality of financial reporting. The Audit Committee has the direct responsiblity for the appointment of the independent accounting firm to be retained for the coming year, subject to stockholder approval.

David J. Anderson President and Chief Executive Officer	Karl J. Schmidt Executive Vice President and Chief Financial Officer, Treasurer

Independent Auditors' Report

To the Shareholders of Sauer-Danfoss Inc.:

        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As described in note 12 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation expense. As described in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

        As described in note 17 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2002 have been restated.

/s/ KPMG LLP

Des Moines, Iowa
March 11, 2004

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2002, and 2003
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/Settlement of Claim	Balance Assumed on Acquisition	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2001:
Allowance for doubtful accounts	$3,588	4,350	(2,357)	—	(11)	$5,570
For the year ended December 31, 2002:
Allowance for doubtful accounts	$5,570	103	(2,626)	132	193	$3,372
For the year ended December 31, 2003:
Allowance for doubtful accounts	$3,372	497	(487)	330	432	$4,144

Report of KPMG LLP on Financial Statement Schedule

To the Shareholders of Sauer-Danfoss Inc.:

        Under date of March 11, 2004, we reported on the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15.(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, the financial statement schedule, when considered in relation to the 2003, 2002, and 2001 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in note 12 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation expense. As described in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

        As described in note 17 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2002 have been restated.

/s/ KPMG LLP

Des Moines, Iowa
March 11, 2004

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Income (in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II
Report of KPMG LLP on Financial Statement Schedule