Form 10-Q/A
period 2003-09-28
SAUER DANFOSS INC
filed 2004-04-09
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A of Sauer-Danfoss Inc. is being filed to amend Part I, Items 1 and 2 of the Form 10-Q for the quarter ended September 28, 2003, filed November 12, 2003 (the “Original 10-Q”).  This Form 10-Q/A does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q, other than the accounting errors identified during the fourth quarter of 2003 which are discussed below.

Subsequent to the issuance of the Company’s consolidated financial statements included in its report on Form 10-Q for the quarter ended September 28, 2003, management determined that amounts outstanding under the multicurrency revolving credit facility described in Note 8 to the Consolidated Financial Statements should have been classified as a current liability rather than long-term debt as the facility includes a material adverse change clause in combination with the rollover of borrowings for intervals of less than 360 days. Accordingly, the accompanying Consolidated Balance Sheet as of September 28, 2003 in Part 1, Item 1 has been restated to reflect the reclassification of the $79,251 outstanding under the revolving credit facility as a current liability.  This restatement has no impact on the Company’s results of operations, cash flows or compliance with covenants under the multicurrency revolving credit facility for the quarter ended September 28, 2003.

In addition, the Company identified accounting errors during the closing of its West Branch, Iowa, operations which occurred in the fourth quarter of 2003.  The errors relate to an unreconciled account and unrecognized depreciation associated with a purchase accounting fair value adjustment related to fixed assets.  The Consolidated Statements of Income for the thirteen and thirty-nine week periods ended September 29, 2002, the Consolidated Statement of Cash Flows for the thirty-nine week period ended September, 29, 2002 and the Consolidated Balance Sheet as of December 31, 2002 have been restated to reflect the correction of these errors.

Part 1, Item 1 of the Original 10-Q is hereby amended and restated in its entirety as follows:

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Net Sales	$255,370	$223,920	$864,257	$731,085

Costs and Expenses:
Cost of sales	203,406	176,446	663,324	556,696
Selling, general and administrative	39,134	33,210	113,893	98,058
Research and development	10,702	9,522	32,035	28,558

Total costs and expenses	253,242	219,178	809,252	683,312

Operating income	2,128	4,742	55,005	47,773

Nonoperating Expenses:
Interest expense, net	(4,025)	(4,361)	(12,554)	(13,047)
Other, net	(494)	(13)	(3,896)	(1,443)

Nonoperating expenses, net	(4,519)	(4,374)	(16,450)	(14,490)

Income (Loss) Before Income Taxes and Minority Interest	(2,391)	368	38,555	33,283

Minority Interest in Income of Consolidated Companies	(2,472)	(1,681)	(12,319)	(9,208)

Equity in Net Earnings of Affiliates	24	337	421	602

Income (Loss) Before Income Taxes	(4,839)	(976)	26,657	24,677

Provision (Benefit) for Income Taxes	(2,610)	(390)	7,459	8,553

Net income (loss) Before Cumulative Effect of Change in Accounting Principle	$(2,229)	$(586)	$19,198	$16,124
Cumulative effect of change in accounting principle	—	—	—	(695)
Net income (loss)	$(2,229)	$(586)	$19,198	$15,429

Basic and diluted net income (loss) per common share, before cumulative effect of change in accounting principle	$(0.05)	$(0.01)	$0.40	$0.34
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Basic and diluted net income (loss) per common share	$(0.05)	$(0.01)	$0.40	$0.33

Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

(Restated)

	(Unaudited) September 28, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$30,546	$12,397
Accounts receivable, less allowances	192,223	153,643
Inventories	173,688	164,686
Other current assets	19,121	23,644
Total current assets	415,578	354,370

Property, Plant and Equipment, net	437,054	441,982

Other Assets:
Goodwill	119,838	105,288
Other intangible assets, net	31,926	28,274
Investments in unconsolidated affiliates	1,708	9,347
Deferred income taxes	18,411	18,071
Other	15,424	13,183
Total other assets	187,307	174,163
	$1,039,939	$970,515
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$42,433	$56,010
Long-term debt due within one year	80,754	27,085
Accounts payable	77,042	70,945
Accrued salaries and wages	27,746	22,833
Accrued warranty	16,993	14,242
Other accrued liabilities	28,714	25,226
Total current liabilities	273,682	216,341

Long-Term Debt	212,996	235,198
Other Liabilities:
Long-term pension liability	43,614	42,747
Postretirement benefits other than pensions	16,782	16,782
Deferred income taxes	47,049	44,324
Other	23,554	20,674
Total other liabilities	130,999	124,527

Minority Interest in Net Assets of Consolidated Companies	29,269	27,118
Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2003 and 2002; issued and outstanding 47,432 in 2003 and 47,419 in 2002;	474	474
Additional paid-in capital	314,143	313,760
Retained earnings	56,487	47,870
Accumulated other comprehensive income	22,070	5,346
Unamortized restricted stock compensation	(181)	(119)
Total stockholders’ equity	392,993	367,331
	$1,039,939	$970,515

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total
,
Beginning Balance, December 31, 2002, as previously reported	47,419	$474	$313,760	$49,498	$5,346	$(119)	$368,959
Restatement adjustment	—	—	—	(1,628)	—	—	(1,628)

Beginning Balance, December 31, 2002, as restated	47,419	474	313,760	47,870	5,346	(119)	367,331
Period Ended September 28, 2003 (Unaudited):
Comprehensive income:
Net income	—	—	—	19,198	—	—	—
Unrealized losses on foreign currency exchange contracts	—	—	—	—	(726)	—	—
Translation adjustment	—	—	—	—	17,450	—	—
Total comprehensive income	—	—	—	—	—	—	35,922
Stock option expense	—	—	247	—	—	—	247
Restricted stock grant	13	—	136	—	—	(136)	—
Restricted stock compensation	—	—	—	—	—	74	74
Deemed dividend	—	—	—	(621)	—	—	(621)
Cash dividends, ($0.21 per share)	—	—	—	(9,960)	—	—	(9,960)

Ending balance	47,432	$474	$314,143	$56,487	$22,070	$(181)	$392,993

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002
		(Restated)
Cash Flows From Operating Activities:
Net income	$19,198	$15,429
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	695
Depreciation and amortization	61,313	53,729
Minority interest in income of consolidated companies	12,319	9,208
Equity in net earnings of affiliates	(421)	(602)
(Increase) decrease in working capital, excluding effects of acquisitions:
Accounts receivable, net	(16,465)	(3,594)
Inventories	4,446	11,101
Accounts payable	(8,794)	(5,252)
Accrued liabilities	7,972	7,885
Other	2,422	1,130
Net cash provided by operating activities	81,990	89,729

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(36,012)	(22,981)
Proceeds from sales of property, plant and equipment	301	848
Payments for acquisitions, net of cash acquired	(5,824)	(22,312)
Net cash used in investing activities	(41,535)	(44,445)

Cash Flows From Financing Activities:
Net repayments on notes payable and bank overdrafts	(29,428)	(20,078)
Net borrowings (repayments) of long-term debt	28,314	(10,092)
Cash dividends	(9,960)	(9,957)
Distributions to minority interest partners	(12,882)	(8,825)

Net cash used in financing activities	(23,956)	(48,952)

Effect of Exchange Rate Changes	1,650	(1,107)

Cash and Cash Equivalents:
Net increase (decrease) during the period	18,149	(4,775)
Beginning balance	12,397	14,324

Ending balance	$30,546	$9,549

Supplemental Cash Flow Disclosures:
Interest paid	$6,162	$7,335
Income taxes paid	$7,304	$5,915

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

	September 28, 2003			September 29, 2002
	Net Income	Shares	EPS	Net Income (i)	Shares	EPS
Thirty-Nine Weeks:
Basic net income	$19,198	47,400	$0.40	$15,429	47,395	$0.33
Effect of dilutive securities-
Stock options	—	184	—	—	—	—
Restricted stock	—	11	—	—	9	—
Diluted net income	$19,198	47,595	$0.40	$15,429	47,404	$0.33

(i)                           As restated - see Note 9.

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

	September 28, 2003		September 29, 2002
	Net Income	EPS	Net Income (i)	EPS
Thirteen Weeks:
As reported	$(2,229)	$(0.05)	$(586)	$(0.01)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	81	—	13	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(81)	—	(13)	—
Pro forma	$(2,229)	$(0.05)	$(586)	$(0.01)

Thirty-Nine Weeks:
As reported	$19,198	$0.40	$15,429	$0.33
Add: Stock-based compensation expense included in reported net income, net of related tax effects	196	—	33	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(196)	—	(33)	—
Pro forma	$19,198	$0.40	$15,429	$0.33

(i)                           As restated - see Note 9.

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

The following table presents the significant items by operating segment for the results of operations for each of the thirteen and thirty-nine week periods ending September 28, 2003 and September 29, 2002, and balance sheet data as of September 28, 2003 and September 29, 2002, respectively:

Thirteen Weeks Ended:

	Propel	Work Function	Controls	Global Services	Total
September 28, 2003
Trade sales	$107,897	$83,865	$63,608	$—	$255,370
Segment income (loss)	4,803	453	1,873	(5,495)	1,634
Depreciation expense	7,967	5,710	3,823	1,853	19,353
Capital expenditures	2,556	4,795	3,206	274	10,831

September 29, 2002 (as restated - see Note 9.)
Trade sales	$92,763	$75,632	$55,525	$—	$223,920
Segment income (loss)	8,164	3,137	(940)	(5,632)	4,729
Depreciation expense	7,432	4,948	2,837	2,444	17,661
Capital expenditures	2,043	2,825	2,128	1,865	8,861

Thirty-Nine Weeks Ended:

	Propel	Work Function	Controls	Global Services	Total
Sepember 28, 2003
Trade sales	$391,600	$262,995	$209,662	$—	$864,257
Segment income (loss)	41,633	15,484	14,433	(20,441)	51,109
Depreciation expense	25,491	17,407	10,865	5,619	59,382
Capital expenditures	9,299	10,032	9,084	7,597	36,012
Total assets	341,128	285,418	228,255	185,137	1,039,938

September 29, 2002 (as restated - see Note 9.)
Trade sales	$342,673	$225,748	$162,664	$—	$731,085
Segment income (loss)	39,825	17,680	5,587	(17,456)	45,636
Depreciation expense	23,015	14,006	7,789	6,105	50,915
Capital expenditures	6,574	9,108	4,816	2,483	22,981
Total assets	339,794	245,226	170,612	153,514	909,146

Segment income (loss) is defined as the respective segment’s portion of the total Company’s operating income less “other, net” included in nonoperating expenses.

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)(4)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		September 28,	September 29,
	2003	2002	2003	2002	2003	2002
United States	$95,563	$87,327	$353,048	$328,664	$186,800	$214,593
Germany	24,921	21,704	87,640	65,716	63,231	57,341
Italy	16,819	15,900	62,016	51,120	25,817	9,063
France	12,142	11,014	44,371	34,014	542	299
United Kingdom	12,580	12,404	37,942	36,565	23,502	24,537
Japan	14,744	9,873	30,357	25,885	473	380
Denmark (3)	7,486	4,317	23,879	11,993	181,453	157,521
Slovakia (3)	197	247	689	772	48,403	38,348
Other countries	70,918	61,134	224,317	176,356	74,021	52,989

Total	$255,370	$223,920	$864,257	$731,085	$604,242	$555,071

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

(4)                        As restated - see Note 9.

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

8)                                     Multicurrency Revolving Credit Facility –

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

9)            Restatement –

The consolidated balance sheet as of September 28, 2003 has been restated as management determined the $ 79,251 outstanding under the multicurrency revolving credit facility should have been classified as a current liability rather than long-term debt as the facility includes a material adverse change clause in combination with the rollover of borrowings for intervals of less than 360 days.  This restatement has no impact on the Company’s results of operations, cash flows or compliance with covenants under the multicurrency revolving credit facility for the quarter ended September 28, 2003.

In addition, the 2002 financial statement amounts have been restated due to accounting errors identified during the closing of the Company’s West Branch, Iowa, operations.  The errors relate to an unreconciled account and unrecognized depreciation associated with a purchase accounting fair value adjustment related to fixed assets.  Both items originated in 2000 in connection with the closing of the Racine, Wisconsin, facility and relocation of its operations to the West Branch location.  The following table presents the impact on net income of the restatement adjustments for the periods identified:

	Thirteen Weeks Ended September 29, 2002	Thirty-Nine Weeks Ended September 29, 2002
Net income (loss) as previously reported	$(519)	$15,630
Adjustments
Depreciation expense	(109)	(328)
Income tax effect	42	127
Restated net income	$(586)	$15,429

The following table summarizes the impact of the restatements on the financial statements:

	As previously reported		As restated
	Thirteen weeks ended	Thirty-nine weeks ended	Thirteen weeks ended	Thirty-nine weeks ended
	September 29, 2002
	(In thousands)
Consolidated Statements of Income:
Cost of sales	$176,337	$556,368	$176,446	$556,696
Total costs and expenses	219,069	682,984	219,178	683,312
Operating income	4,851	48,101	4,742	47,773
Income Before Income Taxes and Minority Interest	477	33,611	368	33,283
Income (Loss) Before Income Taxes	(867)	25,005	(976)	24,677
Provision (Benefit) Income Tax	(348)	8,680	(390)	8,553
Net Income (loss) Before Cumulative Effect of Change in Accounting Principle	(519)	16,325	(586)	16,124
Net income (loss)	(519)	15,630	(586)	15,429

	As previously reported		As restated
	September 28, 2003	December 31, 2002	September 28, 2003	December 31, 2002
	(In thousands)
Consolidated Balance Sheet:
Assets:
Other current assets	$18,534	$23,057	$19,121	$23,644
Total current assets	414,991	353,783	415,578	354,370
Property, Plant and Equipment, net	438,219	443,147	437,054	441,982
Total Assets	1,040,517	971,093	1,039,939	970,515
Liabilities and Stockholders’ Equity
Notes payable and bank overdrafts	30,145	56,010	42,433	56,010
Long-term debt due within one year	13,791	27,085	80,754	27,085
Accounts payable	75,538	69,441	77,042	70,945
Total current liabilities	192,927	214,837	273,682	216,341
Long-Term Debt	292,247	235,198	212,996	235,198
Deferred income taxes	47,503	44,778	47,049	44,324
Total other liabilities	131,453	124,981	130,999	124,527
Retained earnings	58,115	49,498	56,487	47,870
Total stockholders’ equity	394,621	368,959	392,993	367,331

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

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements included in its report on Form 10-Q for the quarter ended September 28, 2003, management determined that amounts outstanding under the multicurrency revolving credit facility should have been classified as a current liability rather than long-term debt as the facility includes a material adverse change clause in combination with the rollover of borrowings for intervals of less than 360 days.  Accordingly, the Consolidated Balance Sheet as of September 28, 2003 has been restated to reflect the reclassification of the $79,251 outstanding under the revolving credit facility as a current liability.  This restatement has no impact on the Company’s results of operations, cash flows or compliance with covenants under the multicurrency revolving credit facility for the quarter ended September 28, 2003.

In addition, the Company identified accounting errors during the closing of its West Branch, Iowa, operations which occurred in the fourth quarter of 2003.  The errors relate to an unreconciled account and unrecognized depreciation associated with a purchase accounting fair value adjustment related to fixed assets.  The Consolidated Statements of Income for the thirteen and thirty-nine week periods ended September 29, 2002, the Consolidated Statement of Cash Flows for the thirty-nine week period ended September, 29, 2002 and the Consolidated Balance Sheet as of December 31, 2002 have been restated to reflect the correction of these errors.

Results of Operations

Thirteen Weeks Ended September 28, 2003 Compared to Thirteen Weeks Ended September 29, 2002

Consolidated Results

Net loss in the third quarter of 2003 was $2.2 million, or $0.05 per diluted share, compared with net loss of $0.6 million, or $0.01 per diluted share in the third quarter 2002.  The primary factors for this decrease have been costs related to closing and relocating the operations from Sturtevant, Wisconsin and West Branch, Iowa, to other locations and the costs associated with resolving field recalls related to recent product introductions.

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

Gross profit for the third quarter of 2003 of $52.0 million increased $4.5 million, or 9%, from third quarter 2002 gross profit of $47.5 million.  Gross profit as a percentage of sales was 20% for the third quarter of 2003 and 21% for 2002.  The decrease in gross profit percentage is related to restructuring costs associated with the closing of the Company’s Sturtevant, Wisconsin and West Branch, Iowa locations, costs to resolve field recalls, and higher depreciation expense than in the third quarter of 2002.

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

Work Function segment income for the third quarter 2003 of $0.4 million decreased $2.7 million, or 87%, from 2002 third quarter segment income of $3.1 million.  Excluding the impact of currency exchange fluctuations, Work Function segment income decreased $2.8 million from 2002.  In 2003, the Work Function segment was impacted by costs of $0.3 million and $1.7 million related to the closings and relocation of operations from Sturtevant, Wisconsin, and West Branch, Iowa, respectively, and $1.0 million related to field recall procedures.  During the fourth quarter of 2003 and the first quarter of 2004 the Work Function segment is expected to incur approximately $1.6 million and $0.2 million, respectively, of additional restructuring costs related to moving costs to be incurred in relocating the operations of the West Branch, Iowa facility and increased depreciation expense.

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

Thirty-Nine Weeks Ended September 28, 2003 Compared to Thirty-Nine Weeks Ended September 29, 2002

Consolidated Results

Net income for the first nine months of 2003 was $19.2 million, or $0.40 per diluted share, compared with net income of $15.4 million, or $0.33 per diluted share for the same period in 2002.  Excluding the impact of currency exchange fluctuation, and acquisitions, net income decreased $0.2 million, or 1%, from 2002.  The decrease in net income is a factor of the restructuring costs and field recall costs related to new product introductions.

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

Gross profit for the first nine months of 2003 of $200.9 million increased $26.5 million or 15% from the first nine months of 2002 gross profit of $174.4 million.  Gross profit as a percentage of sales for the first nine months of 2003 was 23%, compared to 24% for 2002.  Year to date costs of $3.3 million related to the restructurings mentioned above and $5.0 million of costs related to field recalls are the primary causes of this reduction in the gross profit percentage from the first nine months of 2002.

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

Work Function segment income for the first nine months of 2003 of $15.5 million decreased $2.2 million, or 12%, from 2002 first nine months segment income of $17.7 million.  Excluding the impact of currency exchange fluctuations, Work Function segment income decreased $4.6 million, or 26% from 2002.  Contributing to the decrease in net income was $1.0 million of costs related to resolution of a field recall.  In addition, in 2003, the Work Function segment has been impacted by restructuring costs of $1.1 million for the Sturtevant, Wisconsin, facility and $1.7 million for the West Branch, Iowa, location.  During the fourth quarter of 2003 and the first quarter of 2004 the Work Function segment is expected to incur approximately $1.6 million and $0.2 million, respectively, of additional restructuring costs related to moving costs to be incurred in relocating the operations of the West Branch, Iowa facility and increased depreciation expense.

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

3.2	The Amended and Restated Bylaws of the Company dated June 4, 2003, is attached as Exhibit 3.2 to the Company’s Form 10-Q filed on August 13, 2003 and is incorporated herein by reference.
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
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

April 9, 2004