Form 10-Q
period 2004-04-28
SAUER DANFOSS INC
filed 2004-05-06
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Yes  ☒    No ☐

As of April 30, 2004, 47,432,268 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003

Net Sales	$361,054	$300,425

Costs and Expenses:
Cost of sales	273,377	228,751
Selling, general and administrative	47,223	37,464
Research and development	13,213	10,380

Total costs and expenses	333,813	276,595

Operating income	27,241	23,830

Nonoperating Income (Expenses):
Interest expense, net	(4,534)	(4,117)
Other, net	498	(392)

Nonoperating expenses, net	(4,036)	(4,509)

Income Before Income Taxes and Minority Interest	23,205	19,321

Minority Interest and Equity Income, net	(5,823)	(4,487)

Income Before Income Taxes	17,382	14,834

Provision for Income Taxes	(6,359)	(4,669)

Net income	$11,023	$10,165

Basic and diluted net income per common share	$0.23	$0.21

Dividends declared per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

Assets	(Unaudited) March 28, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$19,249	$15,086
Accounts receivable, less allowances	240,930	186,293
Inventories	188,183	198,870
Other current assets	35,186	32,965
Total current assets	483,548	433,214

Property, Plant and Equipment, net	432,777	452,913

Other Assets:
Goodwill, net	119,132	119,654
Other intangible assets, net	30,898	35,265
Deferred income taxes	41,040	39,258
Other	20,142	21,450
Total other assets	211,212	215,627
	$1,127,537	$1,101,754

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$56,750	$65,453
Long-term debt due within one year	172,332	159,590
Accounts payable	100,858	93,793
Accrued salaries and wages	31,649	28,558
Accrued warranty	16,268	17,196
Other accrued liabilities	46,674	36,208
Total current liabilities	424,531	400,798

Long-Term Debt	132,743	130,408

Other Liabilities:
Long-term pension liability	40,612	41,937
Postretirement benefits other than pensions	17,827	17,779
Deferred income taxes	55,181	56,126
Other	24,289	25,139
Total other liabilities	137,909	140,981

Minority Interest in Net Assets of Consolidated Companies	34,683	32,353

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2004 and 2003; issued and outstanding 47,432 in 2004 and 2003	474	474
Additional paid-in capital	314,711	314,319
Retained earnings	52,905	45,202
Accumulated other comprehensive income	29,714	37,376
Unamortized restricted stock compensation	(133)	(157)
Total stockholders’ equity	397,671	397,214
Commitments and contingencies	—	—
	$1,127,537	$1,101,754

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total

Beginning Balance, December 31, 2003	47,432	$474	$314,319	$45,202	$37,376	$(157)	$397,214

Period Ended March 28, 2004 (Unaudited):
Comprehensive income:
Net income	—	—	—	11,023	—	—	—
Unrealized losses on foreign currency exchange contracts	—	—	—	—	(67)
Translation adjustment	—	—	—	—	(7,595)	—	—
Total comprehensive income	—	—	—	—	—	—	3,361
Restricted stock and performance unit compensation	—	—	392	—	—	24	416
Cash dividends, ($.07 per share)	—	—	—	(3,320)	—	—	(3,320)
Ending balance	47,432	$474	$314,711	$52,905	$29,714	$(133)	$397,671

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Cash Flows From Operating Activities:
Net income	$11,023	$10,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,238	19,828
Minority interest and equity income, net	5,823	4,487
Changes in working capital- Accounts receivable, net	(55,823)	(48,254)
Inventories	3,617	11,075
Accounts payable	8,969	9,472
Accrued liabilities	11,855	2,562
Other	5,522	6,168
Net cash provided by operating activities	11,224	15,503

Cash Flows From Investing Activities :
Purchases of property, plant and equipment	(10,834)	(7,918)
Proceeds from sale of property, plant and equipment	23	517
Net cash used in investing activities	(10,811)	(7,401)

Cash Flows From Financing Activities:
Net repayments on notes payable and bank overdrafts	(7,691)	(14,649)
Net borrowings on revolving credit facility	31,978	11,850
Net repayments of long-term debt	(11,410)	(470)
Cash dividends	(3,320)	(3,319)
Distributions to minority interest partners	(3,720)	(2,380)

Net cash provided by (used in) financing activities	5,837	(8,968)

Effect of Exchange Rate Changes	(2,087)	(117)

Cash and Cash Equivalents:
Net increase (decrease) during the period	4,163	(983)
Beginning balance	15,086	12,397

Ending balance	$19,249	$11,414

Supplemental Cash Flow Disclosures:
Interest paid	$2,839	$1,837
Income taxes paid	$1,640	$2,233

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(in thousands except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies -

Basis of Presentation and Principles of Consolidation –

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest.  Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.

Use of Estimates —

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

New Accounting Principles –

The FASB issued Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities” in December 2003, which requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity (VIE) is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. The Company adopted FIN No. 46R in the first quarter of 2004 with no material effect on the financial statements.

In January 2004 the FASB issued Staff Position (FSP) 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act). The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act, which the Company has elected to do. Any measure of the accumulated postretirement benefit liability or net periodic postretirement benefit cost in the financial statements does not reflect the impact of the Act on the plans. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the Company to modify previously reported information, however the Company does not expect the Act to have a significant effect on its financial statements.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2)                                     Business Combinations –

During the second quarter 2003, the Company purchased an additional 40% of the outstanding shares of Comatrol S.p.A for approximately $10,300.  This additional purchase increased the Company’s ownership in Comatrol to 85% and therefore, the Company began to consolidate the financial results of Comatrol.  Located in Reggio Emilia, Italy, Comatrol has 100 employees and approximately $22,000 in annual sales.  Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its 45% ownership interest, acquired for approximately $8,400 in the first quarter 2002, under the equity method of accounting.  The Company completed the allocation of the purchase price in the first quarter of 2004 resulting in recognizing intangible assets of approximately $600 and $2,200 for technology and customer relationships, respectively.  The transactions also resulted in recognizing approximately $11,600 of goodwill.  During April 2004, the Company exercised its option to acquire the remaining 15% ownership in Comatrol as discussed in Note 7.  Due to the small relative size of this acquisition to the total Company, pro forma financial statements are not presented.

3)                                     Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  The dilutive effect of the stock options, restricted stock shares and performance units is calculated using the treasury stock method, which applies the unamortized compensation expense to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods ended March 28, 2004 and March 30, 2003:

	March 28, 2004			March 30, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic net income	$11,023	47,405	$0.23	$10,165	47,395	$0.21
Effect of dilutive securities:
Stock options	—	—	—	—	57	—
Restricted stock	—	19	—	—	12	—
Performance units	—	37	—	—	—	—
Diluted net income	$11,023	47,461	$0.23	$10,165	47,464	$0.21

4)                                     Long-Term Incentive Plans -

Under the 1998 Long-Term Incentive Plan (the Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees.  Refer to Note 12 in the Notes to Consolidated Financial Statements in the Company’s 2003 annual report filed on Form 10-K for additional information.

On February 25, 2004, the Board of Directors approved granting 323 performance units under the Plan to replace all performance units and stock options outstanding, as the original targets established for those grants were no longer reasonable due to unforeseen economic conditions.  In addition, on that date, the Board of Directors approved granting an additional 385 performance units under the Plan.  The performance units entitle the participants to an amount equal to the Company’s dividends during the vesting period.  The performance units vest over one to three years.  The settlement of performance units is in shares of company stock or cash as determined by the Board of Directors.  The Company has no prior experience of such awards being paid out, but expects to settle one-third of the units in cash and two-thirds of the units by distributing stock. Compensation expense for the one-third portion expected to be settled in cash is recognized over the vesting period, with the offsetting accrued liability adjusted based on fluctuations in the market price of shares over the vesting period. Compensation expense for the portion estimated to be settled in stock is also recognized over the vesting period but is measured based on the market price of the stock at date of grant, with an offsetting increase to additional paid in capital.

5)                                     Pension Plans –

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels.  Pension expense for the three months ended March 28, 2004 and March 30, 2003 for the defined benefit plans consists of the following components:

	Three months ended,
	March 28, 2004	March 30, 2003
Service cost	$1,139	$1,037
Interest cost	2,460	2,314
Expected return on plan assets	(2,072)	(1,901)
Amortization of prior service cost	122	141
Amortization of net loss	269	122
Net periodic pension expense	$1,918	$1,713

6)                                     Segment and Geographic Information -

The Company’s operating segments are organized around its various product lines of Propel, Work Function and Controls.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.

The following table presents the significant items by operating segment for the results of operations for the three month periods ended March 28, 2004 and March 30, 2003 and balance sheet data as of these dates:

March 28, 2004	Propel	Work Function	Controls	Other	Total
Trade sales	$171,334	$105,957	$83,763	$—	$361,054
Segment income (expense)	21,094	6,257	7,997	(7,609)	27,739
Depreciation expense	8,749	5,799	3,345	1,582	19,475
Capital expenditures	4,129	1,942	1,504	3,259	10,834
Total assets	391,136	296,416	240,449	199,536	1,127,537

March 31, 2003
Trade sales	$142,441	$88,430	$69,554	$—	$300,425
Segment income (expense)	14,440	8,984	6,924	(6,910)	23,438
Depreciation expense	8,463	5,689	3,328	1,998	19,478
Capital expenditures	3,119	2,350	1,861	588	7,918
Total assets (1)	362,990	277,731	197,907	163,274	1,001,902

(1)                                  Reflects restatement discussed in Note 17 in the Notes to the Consolidated Financial Statements in the Company’s 2003 annual report filed on Form 10-K.

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net sales (1)		Long-Lived Assets (2)
	Three Months Ended		March 28,	March 30,
	March 28, 2004	March 30, 2003	2004	2003 (4)
United States	$150,065	$132,844	$177,542	$208,565
Germany	35,981	29,748	66,000	61,471
Italy	27,151	21,537	27,283	9,264
France	20,339	14,737	526	474
United Kingdom	15,217	12,459	23,636	23,825
Japan	12,772	8,427	591	432
Denmark (3)	5,979	8,532	187,117	178,285
Slovakia (3)	294	225	50,345	45,773
Other countries	93,256	71,916	69,909	55,845

Total	$361,054	$300,425	$602,949	$583,934

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

(4)                                  Reflects restatement discussed in Note 17 in the Notes to the Consolidated Financial Statements in the Company’s 2003 annual report filed on Form 10-K.

No single customer accounted for 10% or more of total consolidated sales in any period presented.

7)                                     Subsequent Event -

During April 2004, the Company exercised its option to acquire the remaining 15% ownership in Comatrol S.p.A. for approximately $4,300.  The purchase was completed on April 30, 2004, resulting in 100% ownership of Comatrol.

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, have recently been in varying states of uncertainty, making it difficult to determine if past experiences are a good guide to the future.  While the economy in the U.S. appears to be improving, the economic situation in the rest of the world may not follow the trend in the U.S.  Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s major customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations.  In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations as well as changes resulting from strategic acquisitions.  The following table summarizes the Company’s first quarter 2004 and 2003 results from operations on a comparable basis, by excluding acquisitions and the impact of currency fluctuations.  This analysis is more consistent with how the Company internally evaluates its results.

	Three months ended March 28, 2004		Three months ended March 30, 2003	Comparable basis change	Percent change
(in millions)	As reported	Comparable basis (1)
Net sales	$361.1	$327.3	$300.4	$26.9	9%
Gross profit	87.6	77.9	71.7	6.2	9
% of Sales	24.3%	23.8%	23.9%

Selling, general and administrative	47.2	42.9	37.5	5.4	14
Research & development	13.2	12.1	10.4	1.7	16
Total operating costs	60.4	55.0	47.9	7.1	15
Operating income	27.2	22.9	23.8	(0.9)	(4)
% of Sales	7.5%	7.0%	7.9%

(1)                                  Excludes Comatrol, acquired in April 2003, and the impact of currency fluctuations.

Net sales for the first quarter 2004 increased 9 percent over 2003, on a comparable basis, which is reflective of the improving economies in markets the Company serves. Margins on overall net sales were consistent with first quarter 2003.  However, the Company experienced a decline in operating income as selling, general and administrative costs increased by $5.4 million on a comparable basis from first quarter 2003.  The Company had $1.2 million of restructuring costs in the first quarter related to the remaining relocation of its West Branch, Iowa, operations, which began in 2003, as well as reorganization of the management structure of the Work Function business segment.  Continued costs related to implementing the requirements of the Sarbanes-Oxley Act, development of the common business system which will be implemented throughout the Company, and reorganization of the Company’s European sales, marketing, and distribution operations were $0.8 million, $0.6 million, and $0.2 million, respectively, in the first quarter.  These projects began in mid-2003 and therefore had no impact on costs in first quarter 2003.  Excluding these items, operating income in the first quarter would have increased by 2.8 million, to $1.9 million, on a comparable basis over 2003 first quarter, in contrast to the $0.9 million decline presented in the above table.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended March 28, 2004 Compared to Three Months Ended March 30, 2003

Sales Growth by Market

The following table summarizes the Company’s sales growth by market.  The table and following discussion is on a comparable basis, which excludes acquisitions and currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture	1%	43%	(5)%	(1)%
Construction	25	7	15	18
Road building	8	65	3	12
Turf care	8	—	—	8
Specialty	8	25	2	4
Distribution	20	53	12	19

Agriculture

Overall sales in the agriculture market for the total Company have remained flat with 2003 first quarter sales.  The Asia-Pacific region, while up significantly, is based upon a relatively small sales amount compared to the other regions.  The demand for tractors and combines in Europe has been low due to the drought in 2003 and is not expected to increase in the short term.

Construction

General improvements in the construction markets throughout the Americas and Europe resulted in first quarter sales growth for both of these regions in 2004 compared to 2003. The Asia-Pacific region experienced increased demand for certain products, such as skid steer loaders.  The demand for transit mixers was unusually high in the first quarter of 2003 due to new emission regulations, which became effective at that time; demand has leveled out in 2004.  Continued growth in the construction market is expected throughout 2004.

Road Building

All regions experienced increased sales growth in the road building market for the first quarter of 2004.  The general road building market in the Americas was flat to slightly up as a result of the increase in the construction market, however state governments continue to struggle to fund highway projects.  The significant infrastructure projects in China continue to result in increased sales growth in the Asia-Pacific region, which is expected to continue throughout the year.

Turf Care

The Company’s primary business within this market comes from products produced for the consumer and commercial turf care markets in the Americas region.  Consumers continue to move away from mechanical transmissions on these machines and the introduction of zero-turn radius machines being sold through retail outlets is continuing to fuel growth in this market.

Specialty Vehicles

The aerial lift market in both the Americas and Europe is beginning to show signs of recovery resulting in sales growth for the first quarter of 2004 compared to 2003 for these two regions.  The forklift and forestry markets in Europe also show signs of improvement while sales growth in the material handling industry has been mixed.  The Asia-Pacific region, while up significantly, is based upon a relatively small sales amount compared to the other regions the Company serves.

Distribution

Sales growth in the distribution markets has been positive in all regions.  Increased growth in the Asia-Pacific region is reflecting distributor sales to major road building and construction OEMs.

Order Backlog

The following table shows the Company’s order backlog and orders written activity, on a comparable basis, excluding acquisitions and currency fluctuations.  Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	Three months ended March 28, 2004		Three months ended March 30, 2003	Comparable basis percent change
	As reported	Comparable Basis
Americas
Backlog	$232.2	$231.6	$204.4	13%
Orders Written	163.0	162.2	119.5	36

Asia-Pacific
Backlog	26.5	25.5	23.9	7
Orders Written	30.5	28.2	25.4	11

Europe
Backlog	150.9	130.0	136.1	(5)
Orders Written	173.0	144.0	138.2	4

Total
Backlog	409.6	387.1	364.4	6
Orders Written	366.5	334.4	283.1	18

Total order backlog at the end of first quarter 2004 was $409.6 million, compared to $364.4 million at the end of first quarter 2003, an increase of 12 percent.  On a comparable basis, excluding the impact of currency exchange fluctuation and acquisitions, order backlog increased 6 percent.  Management has noted that in recent years customers have continued to adjust orders closer to the scheduled production dates, often within the scheduled shipping month. The decreased lead time from customers may be due to either uncertainty of forecasted demand for their own products or taking advantage of reduced production cycles within the Company’s facilities.  The increase in backlog at the end of first quarter of 2004 reflects the increased customer demand for product, which appears to indicate strong sales in the second quarter.

New sales orders written in the first quarter 2004 were $366.5 million, an increase of 29 percent over the $283.1 million of orders written in the first quarter 2003.  Excluding the impact of currencies and acquisitions, total orders written in first quarter 2004 increased 18 percent compared to first quarter 2003, resulting in strong sales for the quarter and positive indication of strong sales continuing into the second quarter.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 6 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest, income taxes, minority interest, equity in net earnings of affiliates, and corporate expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s sales and segment income on a comparable basis, excluding acquisitions and currency fluctuations.

(in millions)	Three months ended March 28, 2004	Three months ended March 30, 2003	Change – Comparable Basis	Percent change
Net sales
Propel	$163.3	$142.4	$20.9	15%
Work Function	94.8	88.4	6.4	7
Controls	69.2	69.6	(0.4)	—

Segment income (loss)
Propel	$19.9	$14.4	$5.5	38
Work Function	5.1	9.0	(3.9)	(43)
Controls	5.8	6.9	(1.1)	(16)
Global Services and other expenses, net	(7.1)	(6.9)	(0.2)	(3)

Propel Segment

The Propel segment experienced the strongest growth in sales in first quarter 2004 compared to 2003 with all regions contributing to the increase. The Asia-Pacific region continues to grow and experienced strong export sales in the first quarter 2004.  The Americas economic recovery gained momentum in the first quarter resulting in increased sales in the Propel segment.

The 15 percent increase in sales in constant dollars resulted in a 38 percent increase in income for the Propel segment for the first quarter.  The Propel segment income would have been higher, however it continues to be impacted by increased price pressures, including a significant increase in the price of metals used to manufacture the products.  In the second quarter, the Company will begin to charge customers a metals surcharge due to the drastic increase in price for these materials.

Work Function Segment

Although the Work Function segment sales increased 7 percent in constant dollars in the first quarter, segment income actually decreased 43 percent. In 2003 the Company relocated the operations from its West Branch, Iowa, facility.  In the first quarter of 2004 the Company incurred $1.2 million of expenses related to the remaining relocation of the assets at this facility, as well as reorganization of the management structure in this segment.  Excluding this restructuring cost, segment income for the Work Function segment decreased $2.7 million, or 30 percent from 2003.  The Work Function segment income was negatively affected by price increases for its material components and changes to product mix.  Management anticipates segment income will be positively impacted in future quarters by efficiencies achieved through the restructuring of operations completed in early 2004.

Controls Segment

Net sales, excluding acquisitions and the effects of currency fluctuations, in the Controls segment for first quarter 2004 remained flat compared to 2003 first quarter sales.  Segment income was negatively impacted by increased engineering costs related to the support of the revolutionary PLUS 1 vehicle architecture product, which will be introduced to the market in the second quarter of 2004.  The Controls Segment was also negatively impacted by increased metal prices, similar to the Propel and Work Function segments.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive office.  Worldwide services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations.  The Company incurred $0.8 million of outside service costs in the first quarter related to implementing the new requirements to document and test internal controls under the Sarbanes-Oxley Act of 2002.  In addition, the Company incurred $0.6 million of expense related to development of a common business system, which began in 2003.

Income Taxes

The Company’s effective tax rate of 36.6 percent in the first quarter of 2004 is higher than the 31.5 percent rate in the first quarter of 2003 due to a taxable loss in the U.S.  The Company did not record a tax benefit for the loss generated in the current period.  Management expects the 2004 tax rate to continue at approximately the first quarter rate.  The effective tax rate will be reduced in future years as the Company recognizes the benefits of the tax loss carryforward when it is expected to return to a taxable income position in the U.S.  A tax valuation allowance of approximately $1.4 million was recorded in the first quarter 2004.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Impact of Foreign currency

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies.  The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation and transaction risk.  Translation risk is the risk that the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars.  Transaction risk occurs when the Company receives its sale proceeds or holds its assets in a currency different from which it pays its expenses and holds its liabilities.  Exchange rate fluctuations which differ between the various currencies may result in different financial results than if transaction risk were not present.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods.  After weakening against most foreign currencies throughout 2003, the U.S. dollar began to recover in the first quarter of 2004, however the U.S. dollar was still substantially weaker in first quarter 2004 compared to first quarter 2003.

Interest Rates

The Company does not currently manage its interest rate change exposure by entering into any type of interest rate hedging or derivative arrangement.

Liquidity and Capital Resources

The following table shows condensed balance sheet information for the Company as of March 28, 2004, which has been translated using the same exchange rates as were used for the December 31, 2003 balance sheet.  This table shows only the changes in balances on a constant dollar basis; it does not show the actual cash flow impact to the Company.

(in millions)	March 28, 2004		December 31, 2003	Constant dollar change	Percent change
	As Reported	Comparable Basis
Cash	$19.2	$19.5	$15.1	$4.4	29%
Accounts receivable	240.9	245.1	186.3	58.8	32
Inventories	188.2	192.2	198.9	(6.7)	(3)
Other current assets	35.2	31.6	33.0	(1.4)	(4)
Total current assets	483.5	488.4	433.3	55.1	13

Net property, plant and equipment	432.8	444.5	452.9	(8.4)	(2)
Goodwill and other intangibles	150.0	151.9	154.9	(3.0)	(2)
Other long-term assets	61.2	61.5	60.7	0.8	1
Total assets	$1,127.5	$1,146.3	$1,101.8	$44.5	4%

Short-term debt and notes payable	$229.1	$234.2	$225.0	$9.2	4%
Accounts payable	100.9	102.7	93.8	8.9	9
Accrued liabilities	94.5	96.2	82.0	14.2	17
Total current liabilities	424.5	433.1	400.8	32.3	8
Long term debt	132.7	134.5	130.4	4.1	3
Pension liability	40.6	41.9	41.9	—	—
Deferred taxes	55.2	55.9	56.1	(0.2)	—
Other long-term liabilities	42.1	42.8	43.0	(0.2)	—
Minority interest in consolidated companies	34.7	34.7	32.4	2.3	7
Total stockholders’ equity	397.7	403.4	397.2	6.2	2
Total liabilities and stockholders’ equity	$1,127.5	$1,146.3	$1,101.8	$44.5	4%

The Company’s principal sources of liquidity have been from internally generated funds from operations and from borrowings under various credit facilities.  In September 2003 the Company entered into a new multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006.  At March 28, 2004 there was $112.4 million outstanding under the facility, compared to $84.9 million outstanding at December 31, 2003.  The additional amount outstanding was used to fund the increase in working capital due to increased sales in the first quarter of 2004.  The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations –

Cash flow from operations for the first quarter of 2004 was $11.2 million compared to the 2003 record level of $15.5 million.  The Company continues to generate a high level of cash from operations although working capital fluctuated from December 31, 2003 as a result of the increased level of sales in the first quarter.  As expected, accounts receivable balances increased over 30 percent, which is comparable to the sales increase in first quarter compared to fourth quarter of 2003.  Increases in the accrued liabilities balance are due to payment timing differences.

Cash Used in Investing Activities –

The Company continues to selectively invest in capital, with total capital expenditures of $10.8 million in the first quarter of 2004.  The $2.9 million increase in first quarter capital expenditures in 2004 compared to 2003 is due to the $3.1 million investment in the development of a common business system, as discussed earlier.  The Company expects to invest approximately $7.8 million in the common business system in 2004, with the majority of the investment occurring in the first nine months of the year.

Cash Used in Financing Activities –

The Company continues to pay a dividend to its shareholders on a quarterly basis as set by the Company’s Board of Directors.  The dividend for the first quarter was $3.3 million.  In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

Other Matters

Critical Accounting Estimates

In preparing its most recent annual report on Form 10-K, the Company disclosed information about critical accounting estimates the Company makes in applying its accounting policies.  The Company has made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in its most recent annual report on Form 10-K.

New Accounting Principles

The FASB issued Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities” in December 2003, which requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity (VIE) is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. The Company adopted FIN No. 46R in the first quarter of 2004 with no material effect on the financial statements.

In January 2004 the FASB issued Staff Position (FSP) 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act). The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act, which the Company has elected to do. Any measure of the accumulated postretirement benefit liability or net periodic postretirement benefit cost in the financial statements does not reflect the impact of the Act on the plans. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the Company to modify previously reported information, however the Company does not expect the Act to have a significant effect on its financial statements.

Business Combination

During the second quarter 2003, the Company purchased an additional 40% of the outstanding shares of Comatrol S.p.A for approximately $10.3 million.  This additional purchase increased the Company’s ownership in Comatrol to 85% and therefore, the Company began to consolidate the financial results of Comatrol.  Located in Reggio Emilia, Italy, Comatrol has 100 employees and approximately $22.0 million in annual sales.  Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its 45% ownership interest, acquired for approximately $8.4 million in the first quarter 2002, under the equity method of accounting.  The Company completed the allocation of the purchase price in the first quarter of 2004 resulting in recognizing intangible assets of approximately $0.6 million and $2.2 million for technology and customer relationships, respectively.  The transactions also resulted in recognizing approximately $11.6 million of goodwill.  During April 2004, the Company exercised its option to acquire the remaining 15% ownership in Comatrol for approximately 3.7 million euros; using an exchange rate of 0.8246 euros to the U.S. dollar at the end of the first quarter this equates to $4.5 million. The transaction is expected to be complete in May 2004.

Non-Audit Services of Independent Auditors

The Company’s auditors, KPMG LLP, performs the following non-audit services that have been approved by the Audit Committee of the Board of Directors:  international and U.S. tax planning and compliance services; expatriate tax services; benefit plan audits; tax and accounting technical support; and internal control documentation analysis in connection with the requirements under section 404 of the Sarbanes-Oxley Act.

Outlook

First quarter 2004 results were very strong for the Company, and future quarters also look positive in terms of increased sales.  New orders received increased 18 percent from the first quarter of 2003, excluding the effects of currency exchange fluctuations and acquisition.  The backlog of orders has also strengthened over the prior year, which reflects an upturn in the markets the Company serves.

The Company has made progress on some of its strategic initiatives outlined in its most recent annual report filed on Form 10-K.  As mentioned earlier, development of a common business system is underway to standardize business processes and provide a single interface to direct OEM customers and suppliers.  The investment in the common business system will drive improved operational efficiency, customer service, and financial performance in future years.  Reorganization of the Company’s sales and distribution operations in Europe is also continuing, which will result in reducing future operating costs by streamlining delivery directly from the manufacturing locations to the customer.  The Company has completed the closure and relocation of its West Branch, Iowa, facility, which will improve utilization of its remaining manufacturing capacity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  There has been no material change in this information.

Item 4.  Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Registrant’s internal controls over financial accounting during the period covered by this report that have materially or are likely to materially affect, the Registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended March 28, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Document
3.1

The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

3.2	The Amended and Restated Bylaws of the Company dated June 4, 2003, is attached as Exhibit 3.2 to the Company’s Form 10-Q filed on August 13, 2003, and is incorporated herein by reference.
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
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
10.1(s)

The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(r) above with Thomas Kittel is attached as Exhibit 10.1(r) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(t)	The Executive Employment Agreement with Finn Lyhne dated January 1, 2003, is attached as Exhibit 10.1(s) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(u)

The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(t) above with Finn Lyhne is attached as Exhibit 10.1(t) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

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

10.1(z)	The Executive Employment Agreement with Ronald C. Hanson dated July 1, 2003, is attached as Exhibit 10.1(z) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
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

10.1(ag)

The Amendment Number Two, effective January 1, 2002, to the Sauer-Danfoss Employees’ Savings Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ae) above, is attached as Exhibit 10.1(t) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(ah)

Amendment No. 1 to the Compact Controls, Inc. 401(k) Plan and Amendment No. 3 to the Sauer-Danfoss Employees’ Savings Plan, effective December 23, 2001, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(ai)

Amendment Number Four to the Sauer-Danfoss Employees’ Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(ai) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(aj)

The Fifth Amendment to the Sauer-Danfoss Employees’ Savings Plan, effective February 25, 2002, is attached as Exhibit 10.1(aj) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(ak)

Amendment Number 6 to the Sauer-Danfoss Employees’ Savings Plan, effective July 24, 2002, is attached as Exhibit 10.1(ak) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(al)

Amendment Number 7 to the Sauer-Danfoss Employees’ Savings Plan, effective January 20, 2003, is attached as Exhibit 10.1(al) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(am)

Amendment Number Eight to the Sauer-Danfoss Employees’ Savings Plan, effective January 24, 2003, is attached as Exhibit 10.1(am) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(an)

Amendment Number 9 to the Sauer-Danfoss Employees’ Savings Plan, effective December 18, 2003, is attached as Exhibit 10.1(an) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
10.1(ao)

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

10.1(at)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(as) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(ay)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ax) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(az)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ax) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

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

10.1(bd)

Amendment Number 6 to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 20, 2003, is attached as Exhibit 10.1(bd) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(be)

The Seventh Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2004, is attached as Exhibit 10.1(be) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(bf)

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

10.1(bh)

The Separation Agreement and Release of All Claims entered into as of January 27, 2003 with Don O’Grady, is attached as Exhibit 10.1(ay) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(bi)

The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as Exhibit 10.1(bk) to the Company’s Fork 10-K filed on March 15, 2004, and is incorporated herein by reference.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K

On March 5, 2004, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated March 4, 2004 announcing the Company’s first quarter dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer and Secretary

May 6, 2004