Form 10-Q
period 2004-06-30
SAUER DANFOSS INC
filed 2004-08-06
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒    No ☐

As of July 30, 2004, 47,445,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	$379,117	$308,462	$740,171	$608,887

Costs and Expenses:
Cost of sales	272,930	231,167	546,307	459,918
Selling, general and administrative	50,006	38,252	97,229	74,759
Research and development	12,907	10,953	26,120	21,333

Total costs and expenses	335,843	280,372	669,656	556,010

Operating income	43,274	28,090	70,515	52,877

Nonoperating Income (Expenses):
Interest expense, net	(4,332)	(4,412)	(8,866)	(8,529)
Other, net	(52)	(2,053)	446	(3,402)

Nonoperating expenses, net	(4,384)	(6,465)	(8,420)	(11,931)

Income Before Income Taxes and Minority Interest and Equity Income, net	38,890	21,625	62,095	40,946

Minority Interest and Equity Income, net	(7,490)	(4,963)	(13,313)	(9,450)

Income Before Income Taxes	31,400	16,662	48,782	31,496

Income Tax Expense	(9,793)	(5,400)	(16,152)	(10,069)

Net income	$21,607	$11,262	$32,630	$21,427

Basic net income per common share	$0.46	$0.24	$0.69	$0.45

Diluted net income per common share	$0.46	$0.24	$0.69	$0.45

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$15,801	$15,086
Accounts receivable, net of allowances	249,823	186,293
Inventories	191,031	198,870
Other current assets	37,927	32,965
Total current assets	494,582	433,214

Property, Plant and Equipment, net	435,597	452,913

Other Assets:
Goodwill	123,056	119,654
Other intangible assets, net	30,401	35,265
Deferred income taxes	38,266	39,258
Other	16,660	21,450
Total other assets	208,383	215,627
	$1,138,562	$1,101,754

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$51,195	$65,453
Long-term debt due within one year	218,985	159,590
Accounts payable	103,814	93,793
Accrued salaries and wages	36,039	28,558
Accrued warranty	16,436	17,196
Other accrued liabilities	52,829	36,208
Total current liabilities	479,298	400,798

Long-Term Debt	56,092	130,408

Other Liabilities:
Long-term pension liability	40,961	41,937
Postretirement benefits other than pensions	17,885	17,779
Deferred income taxes	55,582	56,126
Other	25,363	25,139
Total other liabilities	139,791	140,981

Minority Interest in Net Assets of Consolidated Companies	41,251	32,353

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000 shares in 2004 and 2003; issued and outstanding 47,446 in 2004 and 47,432 in 2003	474	474
Additional paid-in capital	317,255	314,319
Retained earnings	71,191	45,202
Accumulated other comprehensive income	33,519	37,376
Unamortized restricted stock compensation	(309)	(157)
Total stockholders’ equity	422,130	397,214

	$1,138,562	$1,101,754

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total

Beginning Balance, December 31, 2003	47,432	$474	$314,319	$45,202	$37,376	$(157)	$397,214

Period Ended June 30, 2004 (Unaudited):
Comprehensive income:
Net income	—	—	—	32,630	—	—	—
Unrealized losses on foreign currency exchange contracts	—	—	—	—	(67)
Translation adjustment	—	—	—	—	(3,790)	—	—
Total comprehensive income	—	—	—	—	—	—	28,773
Restricted stock grant	14	—	208	—	—	(208)	—
Restricted stock and performance unit compensation	—	—	2,728	—	—	56	2,784
Cash dividends, ($.14 per share)	—	—	—	(6,641)	—	—	(6,641)
Ending balance	47,446	$474	$317,255	$71,191	$33,519	$(309)	$422,130

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$32,630	$21,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,156	41,303
Minority interest and equity income, net	13,313	9,450
Changes in working capital:
Accounts receivable, net	(59,754)	(44,730)
Inventories	4,946	11,599
Accounts payable	5,770	3,249
Accrued liabilities	23,338	17,956
Change in deferred income taxes	1,220	925
Other	7,046	(889)
Net cash provided by operating activities	69,665	60,290

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(29,537)	(25,181)
Proceeds from sale of property, plant and equipment	405	171
Payments for acquisitions, net of cash acquired	(4,156)	(5,824)
Net cash used in investing activities	(33,288)	(30,834)

Cash Flows From Financing Activities:
Net repayments on notes payable and bank overdrafts	(14,680)	(6,437)
Net repayments on revolving credit facility	(6,496)	(8,750)
Net repayments of long-term debt	(3,830)	(3,120)
Cash dividends	(6,641)	(6,640)
Distributions to minority interest partners	(4,840)	(3,841)

Net cash used in financing activities	(36,487)	(28,788)

Effect of Exchange Rate Changes	825	1,454

Cash and Cash Equivalents:
Net increase during the period	715	2,122
Beginning balance	15,086	12,397

Ending balance	$15,801	$14,519

Supplemental Cash Flow Disclosures:
Interest paid	$8,906	$5,069
Income taxes paid	$3,317	$5,352

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

New Accounting Principles –

The FASB issued Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities” in December 2003, which requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity (VIE) is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. The Company adopted FIN No. 46R in the first quarter of 2004, consolidating one entity which was previously accounted for under the equity method of accounting, with no material effect on the financial statements.

In May 2004 the FASB issued Staff Position (FSP) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act), which superceded FSP 106-1 of the same name. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The post retirement benefit liability on the consolidated balance sheets does not reflect any amount associated with the subsidy under the Act as FSP 106-2 is not effective for the Company until the third quarter of 2004.  The Company is in the process of determining the effect, if any, of adopting FSP 106-2.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2)                                     Business Combinations –

During the second quarter 2004, the Company exercised its option to acquire the remaining 15% of Comatrol S.p.A, for approximately $4,300.  In the second quarter 2003 the Company purchased 40% of the outstanding shares of Comatrol, raising its ownership percentage to 85%, and therefore began to consolidate the financial results of the business.  Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting. The total purchase price paid to acquire Comatrol was approximately $22,100. The Company recognized intangible assets of approximately $600 and $2,200 for technology and customer relationships, respectively, in connection with the Comatrol acquistion.  The transactions also resulted in recognizing approximately $14,500 of goodwill.  Located in Reggio Emilia, Italy, Comatrol has approximately 100 employees and $22,000 in annual sales.

3)                                     Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, excluding restricted stock shares issued in connection with the Company’s long-term incentive plan which are subject to risk of forfeiture.  The dilutive effect of the stock options, restricted stock shares and performance units is calculated using the treasury stock method. The treasury stock method assumes the balance of the unamortized compensation expense as of the balance sheet date is used to repurchase shares of common stock.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six month periods ended June 30, 2004 and 2003:

	June 30, 2004			June 30, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months:
Basic net income	$21,607	47,409	$0.46	$11,262	47,400	$0.24
Effect of dilutive securities:
Stock options	—	—	—	—	227	—
Restricted stock	—	14	—	—	9	—
Performance units	—	39	—	—	—	—
Diluted net income	$21,607	47,462	$0.46	$11,262	47,636	$0.24

Six Months:
Basic net income	$32,630	47,407	$0.69	$21,427	47,398	$0.45
Effect of dilutive securities:
Stock options	—	—	—	—	115	—
Restricted stock	—	16	—	—	38	—
Performance units	—	20	—	—	—	—
Diluted net income	$32,630	47,443	$0.69	$21,427	47,551	$0.45

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

On February 25, 2004, the Board of Directors approved granting 323 performance units under the Plan to replace all performance units and stock options outstanding, as the original targets established for those grants were no longer reasonable due to unforeseen economic conditions.  In addition, on that date, the Board of Directors approved granting an additional 385 performance units under the Plan.  The performance units vest over one to three years.  The settlement of performance units is in shares of company stock or cash as determined by the Board of Directors.   The Company has no prior experience of such awards being paid out, but estimates that it will settle one-third of the units in cash and two-thirds of the units by distributing stock. Compensation expense for the portion expected to be settled in cash is recognized over the vesting period, with the offsetting accrued liability adjusted based on fluctuations in the market price of shares over the vesting period. Compensation expense for the portion estimated to be settled in stock is also recognized over the vesting period, but is measured based on the market price of the stock at date of grant, with an offsetting increase to additional paid in capital.  The performance units also entitle the participants to receive an amount equal to the Company’s dividends during the vesting period.

5)                                     Pension Plans –

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels.  Pension expense for the three and six month periods ended June 30, 2004 and 2003 for the defined benefit plans consists of the following components:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$1,079	$956	$2,153	$1,908
Interest cost	2,341	2,182	4,675	4,356
Expected return on plan assets	(1,854)	(1,637)	(3,701)	(3,266)
Amortization of prior service cost	136	159	272	316
Amortization of net loss	295	154	588	308
Net periodic pension expense	$1,997	$1,814	$3,987	$3,622

6)                                     Segment and Geographic Information -

The Company’s operating segments are organized around its various product lines of Propel, Work Function and Controls.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors, as well as gear pumps and motors, that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended June 30, 2004 and 2003 and balance sheet data as of these dates:

Three Months Ended:

	Propel	Work Function	Controls	Other	Total
June 30, 2004
Trade sales	$182,045	$107,935	$89,137	$—	$379,117
Segment income (expense)	35,521	10,112	8,604	(11,015)	43,222
Depreciation expense	9,293	5,759	3,539	1,573	20,164
Capital expenditures	4,828	6,910	3,214	3,751	18,703

June 30, 2003
Trade sales	$141,262	$90,700	$76,500	$—	$308,462
Segment income (expense)	22,390	6,047	5,636	(8,036)	26,037
Depreciation expense	9,061	6,008	3,714	1,768	20,551
Capital expenditures	3,624	2,887	4,017	6,735	17,263

Six Months Ended:

	Propel	Work Function	Controls	Other	Total
June 30, 2004
Trade sales	$353,379	$213,892	$172,900	$—	$740,171
Segment income (expense)	56,615	16,369	16,601	(18,624)	70,961
Depreciation expense	18,042	11,558	6,884	3,156	39,640
Capital expenditures	8,957	8,852	4,718	7,010	29,537
Total assets	384,198	310,106	250,987	193,271	1,138,562

June 30, 2003
Trade sales	$283,703	$179,130	$146,054	$—	$608,887
Segment income (expense)	36,830	15,031	12,560	(14,946)	49,475
Depreciation expense	17,524	11,697	7,042	3,766	40,029
Capital expenditures	6,743	5,237	5,878	7,323	25,181
Total assets (1)	354,024	293,496	237,965	160,478	1,045,963

(1)          Reflects restatement described in Note 17 in the Notes to the Consolidated Financial Statements in the Company’s 2003 annual report filed on Form 10-K.

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net sales (1)				Long-Lived Assets (2)
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2004	2003	2004	2003	2004	2003 (4)
United States	$166,566	$124,641	$316,630	$257,485	$172,901	$205,288
Germany	34,646	32,971	70,627	62,719	65,727	64,067
Italy	27,528	23,660	54,678	45,197	31,260	25,313
France	20,657	17,492	40,996	32,229	491	568
United Kingdom	13,721	12,903	28,938	25,362	22,526	24,243
Japan	15,783	7,186	28,555	15,613	3,979	410
Denmark (3)	5,557	7,861	11,536	16,393	185,826	183,078
Slovakia (3)	273	267	567	492	50,998	48,154
Other countries	94,386	81,481	187,644	153,397	72,006	60,280

Total	$379,117	$308,462	$740,171	$608,887	$605,714	$611,401

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

(4)                                  Reflects restatement described in Note 17 in the Notes to the Consolidated Financial Statements in the Company’s 2003 annual report filed on Form 10-K.

No single customer accounted for 10% or more of total consolidated sales in any period presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Sauer-Danfoss Inc. and Subsidiaries (the Company)

Safe Harbor Statement - This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this quarterly report, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements.  Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, has been improving over the past several months, making it difficult to determine if past experience is a good guide to the future.  While the economy in the U.S. has been improving, the economic situation in the rest of the world has not necessarily followed the trend in the U.S.  Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; business relationships with significant customers and suppliers; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary – Three months ended June 30, 2004

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations.  The following table summarizes the Company’s second quarter 2004 and 2003 results from operations on a comparable basis, by excluding the impact of acquisitions and currency fluctuations, to allow the financial statement user to gain a better understanding of the Company’s results.  This analysis is more consistent with how the Company internally evaluates its results.

	Three months ended June 30, 2004		Three months ended June 30, 2003
(in millions)	As reported	Comparable basis (1)		Comparable basis change	Percent change
Net sales	$379.1	$365.6	$308.5	$57.1	18%
Gross profit	106.2	102.3	77.3	25.0	32
% of Sales	28.0%	28.0%	25.1%

Selling, general and administrative	50.0	48.1	38.3	9.8	26
Research & development	12.9	12.5	11.0	1.5	14
Total operating costs	62.9	60.6	49.3	11.3	23
Operating income	43.3	41.7	28.0	13.7	49
% of Sales	11.4%	11.4%	9.1%

(1)                                  Excludes the impact of currency fluctuations and entity previously accounted for under the equity method of accounting.

Net sales for the second quarter 2004 increased 18 percent over 2003, on a comparable basis.  The significant sales increase is driven by the strong markets in which the Company operates and an increase in market share.  Margins on overall net sales improved by almost 3 percentage points as a result of spreading the fixed production costs over a higher volume of units produced, reduced costs from restructurings undertaken in recent years, and from other cost reductions realized through the use of lean manufacturing activities.

The 26 percent increase in selling, general and administrative costs is partially due to incentive plan expense resulting from the improved financial performance of the Company in the current year, costs of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and increased costs related to the European sales and distribution operations restructuring.  Operating income, as reported, for the second quarter 2004 increased 55 percent compared to the second quarter 2003.  Excluding the effect of currency and acquisitions, operating income increased 49 percent.

Operating Results – Comparison of Three Month Periods Ended June 30, 2004 and 2003

Following is a discussion of the Company’s operating results by market, region, and business segment.

Sales Growth by Market

The following table summarizes the Company’s sales growth by market for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  The table and following discussion is on a comparable basis, which excludes acquisitions and currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture	27%	45%	(6)%	3%
Construction	30	(5)	21	22
Road building	48	34	0	18
Turf care	33	—	—	33
Specialty	23	20	18	19
Distribution	25	22	12	19

Agriculture

The agricultural market in the Americas has seen strong growth during the second quarter, which is expected to continue throughout 2004.  The growth experienced in the Asia-Pacific region is driven mainly by export sales out of the region.   The demand for tractors and combines continues to be low in Europe, as the agriculture market has not recovered from the drought of 2003.

Construction

The growth for construction markets throughout the Americas and Europe has continued in the second quarter.  Sales volumes for several customers in the Americas region have increased due to market growth, which is expected to remain strong into 2005.  The growth in the European region was due to increasing market share, in addition to growth in the general market.  The governmental intervention in China to slow down the run-away economy has resulted in reduced sales in the Asia-Pacific region.  However, this decrease is partially offset by growth in the skid steer loader export market from Japan.

Road Building

Sales growth in the second quarter, in the Americas, occurred due to the major OEMs increasing their inventory levels of road building equipment, which had been depleted over the last few years.  Sales in the Americas are expected to remain strong as several customers are increasing their production schedules.  The increased sales growth in the Asia-Pacific region was heavily influenced by strong export business experienced by customers in the region.  The overall road building market in the European region is expected to remain level with 2003, as the growth in the road roller business is being offset by decreased demand for pavers.

Turf Care

The Company’s primary business within this market comes from products produced for the consumer and commercial turf care markets in the Americas region.  The significant growth has been led by the strong market demand for the consumer zero-turn radius machines and the new zero-turn transaxle product.

Specialty Vehicles

All regions experienced strong sales growth in the specialty vehicles market due to growth, mainly in the aerial lift and forklift markets.  The growth in specialty vehicle market is resulting from increased sales to several customers and a variety of products.

Distribution

 Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 6 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest, income taxes, minority interest, equity in net earnings of affiliates, and corporate expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors, as well as gear pumps and motors, that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s sales and segment income on a comparable basis, excluding acquisitions and currency fluctuations for the three month periods ended June 30, 2004 and 2003.

	Three months ended June 30,
(in millions)	2004 – As reported	2004 – Comparable basis	2003	Comparable basis change	Percent change
Net sales
Propel	$182.1	$177.1	$141.3	$35.8	25%
Work Function	107.9	103.0	90.7	12.3	14
Controls	89.1	85.5	76.5	9.0	12

Segment income (loss)
Propel	$35.5	$34.9	$22.4	$12.5	56%
Work Function	10.1	9.7	6.0	3.7	62
Controls	8.6	8.0	5.6	2.4	43
Global Services and other expenses, net	(11.0)	(10.8)	(8.0)	2.8	35

Propel Segment

The Propel segment continued to experience strong sales growth in second quarter 2004 compared to 2003 with all regions contributing to the increase. The U.S. economy continues to lead the recovery and contributed the majority of the sales growth in this segment in the second quarter.

The Propel segment continues to be impacted by increased price pressures, including a significant surcharge applied to the price of metals used to manufacture the products.  In the second quarter, the Company began to charge customers a metals surcharge due to the increased cost for these materials.  Efforts to control costs also contributed to the higher percentage increase in segment income compared to the first quarter.  The $12.5 million increase in segment income, on a comparable basis, is in line with management’s expectations based on the $35.8 million increase in net sales.

Work Function Segment

Sales increased 14 percent during the second quarter of 2004; with a 62 percent increase in segment income for the Work Function segment.  During the second quarter of 2003, the Work Function segment incurred $0.7 million of expense related to closing a facility in Sturtevant, Wisconsin.  Excluding this charge, the increase in segment income, on a comparable basis was $3.0 million, or 45 percent. The segment income growth is a significant improvement over the first quarter, as the segment is beginning to experience the benefits of the restructuring of operations, which occurred in 2003 and early 2004.

Demand for Work Function product remains strong, particularly related to the turf care market in the U.S., and production is expected to continue near full capacity into the third quarter.

Controls Segment

Net sales in the Controls segment increased 12 percent in the second quarter 2004, with a 43 percent increase in segment income for the quarter.  Contributing to the growth for the quarter were strong sales of both joysticks and electric motors.  The PLUS 1 vehicle architecture was introduced during the second quarter, and although sales were not significant during the quarter, the introduction of the product has been well received.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive office.  Worldwide services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations.  The majority of the increases in global service costs are due to increased costs associated with the Company’s incentive plans driven by the improved financial performance of the Company in 2004.  The Company incurred $0.3 million of outside service costs in the second quarter related to implementing the new requirements to document and test internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

The Company’s effective tax rate of 31.2 percent in the second quarter of 2004 compared to the 32.5 percent rate in the second quarter of 2003.  The Company generated a taxable loss in the U.S. for the first quarter 2004, however there was no tax benefit recognized as the full year results for the U.S. operations was forecasted to be a loss at that time.    In the second quarter 2004, the Company generated taxable income in the U.S.  Based on forecasted results the U.S. operations are expected to generate taxable income, so tax expense was recorded in the second quarter.

Executive Summary – Six months ended June 30, 2004

The following table summarizes the Company’s results from operations for the six month periods ended June 30, 2004 and 2003, by excluding the impact of acquisitions and currency fluctuations.  This analysis is more consistent with how the Company internally evaluates its results.

	Six months ended June 30, 2004		Six months ended June 30, 2003 - As Reported
(in millions)	As reported	Comparable basis (1)		Comparable basis change	Percent change
Net sales	$740.2	$691.7	$608.9	$82.8	14%
Gross profit	193.8	180.1	149.0	31.1	21
% of Sales	26.2%	26.0%	24.5%

Selling, general and administrative	97.2	90.9	74.8	16.1	22
Research & development	26.1	24.6	21.3	3.3	15
Total operating costs	123.3	115.5	96.1	19.4	20
Operating income	70.5	64.6	52.9	11.7	22
% of Sales	9.5%	9.3%	8.7%

(1)                                  Excludes first quarter results of Comatrol, which was acquired in April 2003; entity previously accounted for under the equity method of accounting; and the impact of currency fluctuations.

Net sales for the first six months of 2004 increased 14 percent over 2003, on a comparable basis, which is reflective of the strong economies in the U.S. and Asia. Margins on overall net sales increased from 24.5 percent to 26.0 percent on a comparable basis. The increased margins were due to spreading the fixed production costs over a higher volume of units produced and effective cost reduction activities.  The higher gross profit margin, combined with increased sales, resulted in a 21 percent increase in gross profit on a comparable basis.

The Company incurred $1.3 million of restructuring costs in the first six months of 2004 related to a management reorganization and the relocation of the operations of one location within the Work Function segment that had begun in 2003.  The Company also incurred $1.5 million of costs related to its European sales and distribution operations restructuring.  The $2.8 million of restructuring costs in the first six months of 2004 were $1.3 million higher than costs incurred for similar or ongoing projects in the first six months of 2003.  In addition, the Company incurred $1.1 million of costs related to implementing the requirements of Section 404 of the Sarbanes-Oxley Act in 2004, which began in mid-2003 and therefore had no impact on costs in the first six months of 2003.  Incentive plan expense was $4.2 million higher in 2004 than in 2003 due to the improved financial performance of the Company in the current year.  Excluding these items, operating costs for the six month period ended June 30, 2004 would have increased by only $12.8 million, or 13 percent, on a comparable basis, over the same period in 2003.  Although total operating costs increased by $19.4 million, the Company had a $11.7 million, or 22 percent increase, in operating income in 2004, on a comparable basis.

Operating Results – Comparison of Six Month Periods Ended June 30, 2004 and 2003

Following is a discussion of the Company’s operating results by market, region, and business segment.

Sales Growth by Market

The following table summarizes the Company’s sales growth by market for the six month period ended June 30, 2004.  The table and following discussion is on a comparable basis, which excludes acquisitions and currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture	13%	42%	(5)%	1%
Construction	28	0	18	20
Road building	28	48	1	15
Turf care	19	—	—	19
Specialty	15	38	10	12
Distribution	23	28	12	18

Agriculture

Overall sales in the agriculture market for the first half of the year have remained flat with the same time period in 2003.  The increase in the agriculture market within the Americas is offset by low demand for tractors and combines in the European market, resulting from the drought in 2003.  The Asia-Pacific region, while up significantly due to export sales, is based upon a relatively small sales amount compared to the other regions.

Construction

General improvements in the construction markets have occurred throughout the Americas and European regions.   The Asia-Pacific region has experienced growth in Japan, however sales are slowing in China due to acts by the government to slow down the economy.  Increased demand for certain products, such as skid steer loaders is offset by decreased demand for other products, such as transit mixers.  Continued growth in the overall construction market is expected throughout 2004.

Road Building

Road Building sales to customers in the Americas have increased due to a general improvement in the market and are expected to remain strong throughout 2004.  Growth within the Asia-Pacific region is due to customers within the region increasing production to meet export demands.  Sales within the European region have remained level with 2003 and are expected to do so through the remainder of 2004.

Turf Care

The Company’s primary business within this market comes from products produced for the consumer and commercial turf care markets in the Americas region.  Consumers continue to move from mechanical transmissions on these machines to the newer zero-turn radius machines.  The sale of the zero-turn radius machines being sold through retail outlets continues to fuel growth in this market.

Specialty Vehicles

All regions experienced sales growth in the specialty vehicles market.  Demand for aerial lifts and forklifts have increased resulting in overall sales growth of 12 percent in this market.

Distribution

Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 6 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest, income taxes, minority interest, equity in net earnings of affiliates, and corporate expenses.  The following table provides a summary of each segment’s sales and segment income for the six month periods ended June 30, 2004 and 2003 on a comparable basis, excluding acquisitions and currency fluctuations.

	Six months ended June 30,
(in millions)	2004 – As Reported	2004 – Comparable Basis	2003	Comparable Basis Change	Percent change
Net sales
Propel	$353.4	$339.1	$283.7	$55.4	20%
Work Function	213.9	197.7	179.1	18.6	10
Controls	172.9	154.8	146.1	8.7	6

Segment income (loss)
Propel	$56.6	$54.9	$36.8	$18.1	49%
Work Function	16.4	14.8	15.0	(0.2)	(1)
Controls	16.6	13.8	12.6	1.2	10
Global Services and other expenses, net	(18.6)	(17.9)	(14.9)	(3.0)	(20)

Propel Segment

The Propel segment experienced the strongest growth in sales, 20 percent, in the first half of 2004 compared to 2003.   All regions contributed to the increase in sales. The Propel segment continues to be impacted by increased price pressures, including a significant increase in the cost of metals used to manufacture the products.  In the second quarter, the Company began to pass the increased metals cost on to its customers.  In 2003, the Company incurred $1.4 million of costs related to a field recall issue. Efforts to control costs, combined with increased sales and no large field recalls, resulted in a 49 percent increase in segment income for 2004, on a comparable basis.

Work Function Segment

Although the Work Function segment sales increased 10 percent, on a comparable basis, in the first half of the year, segment income actually decreased 1 percent. Customer demand for Work Function segment product has been high throughout 2004 resulting in production running at near full capacity at Work Function locations.  The Work Function segment has incurred $1.1 million of increased airfreight costs in order to meet customer delivery requirements in the first half of 2004, which has had a negative impact on segment income. In late 2003 the Company began relocating the operations from its West Branch, Iowa, facility.  In the first half of 2004 the Company incurred $1.3 million of expenses related to completing the relocation of the assets from this facility, as well as reorganization of the management structure in this segment.    In the first half of 2003 the segment incurred $0.7 million of restructuring costs as discussed above in the three month comparison.  Excluding the $0.6 million of increased restructuring costs in 2004, segment income for the Work Function segment would have increased $0.4 million, or 3 percent from the same period in 2003.  It is expected the segment income of the Work Function segment will continue to improve throughout 2004 as it begins to realize the benefits of the restructuring incurred in previous periods.

Controls Segment

Net sales, on a comparable basis, in the Controls segment for first half of 2004 increased 6 percent compared to the first half of 2003.  Segment income increased by 10 percent despite being negatively impacted by increased engineering costs related to the support of the recently introduced PLUS 1 vehicle architecture.   The PLUS 1 product was introduced to the market in the second quarter of 2004, but has not yet contributed significantly to sales of this segment.  Segment income is expected to experience further improvements in future periods as sales of the PLUS 1 product increase.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive office.  Worldwide services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations.  The Company incurred $1.1 million of outside service costs in the first half of 2004 related to implementing the new requirements to document and test internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, incentive plan expense was $4.2 million higher in 2004 than in 2003 due to the improved financial performance of the Company in the current year.  Excluding these items, the Global Services costs actually decreased $2.3 million in the first half of 2004 compared to 2003 due to an effort to identify and implement cost saving opportunities.

Income Taxes

The Company’s effective tax rate of 33.1 percent in the first half of 2004 is comparable to the 32.0 percent rate in the first half of 2003.  The tax rate for the full year is expected to be approximately 33 to 35 percent.

Order Backlog

The following table shows the Company’s order backlog at June 30, 2004 and orders written in the six month periods ended June 30, 2004 and 2003, including 2004 balances on a comparable basis, excluding acquisitions and currency fluctuations.  Backlog represents the amount of customer orders that have been received for future shipment.

	June 30, 2004			Comparable basis percent change
(in millions)	As reported	Comparable Basis	June 30, 2003
Americas
Backlog	$244.0	$244.3	$193.8	26%
Orders Written	346.4	345.6	239.7	44

Asia-Pacific
Backlog	25.4	23.1	22.7	2
Orders Written	58.3	50.9	46.7	9

Europe
Backlog	146.0	133.1	144.4	(8)
Orders Written	346.7	307.2	292.9	5

Total
Backlog	415.4	400.5	360.9	11
Orders Written	751.4	703.7	579.2	21

Total order backlog at June 30, 2004 was $415.4 million, compared to $360.9 million at June 30, 2003, an increase of 15 percent.  On a comparable basis, order backlog increased 11 percent.  Management has noted that in recent years customers have continued to adjust orders closer to the scheduled production dates, often within the scheduled shipping month. The decreased lead-time from customers may be due to either uncertainty of forecasted demand for their own products or taking advantage of reduced production cycles within the Company’s facilities.  The increase in backlog at June 30, 2004 reflects the increased customer demand for product, which would indicate stronger sales in the second half of 2004 compared to the second half of 2003.

New sales orders written in the first half of 2004 were $751.4 million, an increase of 30 percent over the $579.2 million of orders written in the first half of 2003.  Excluding the impact of currencies and acquisitions, total orders written in first half of 2004 increased 21 percent compared to first half of 2003.  The strong order activity is a positive signal of continued strong sales in the second half of the year.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Impact of Foreign currency

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies.  The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation and transaction risk.  Translation risk is the risk that the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars.  Transaction risk occurs when the Company receives its sale proceeds or holds its assets in a currency different from which it pays its expenses and holds its liabilities.  Exchange rate fluctuations may cause different financial results from those where transaction risk is not present.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods.  After weakening against most foreign currencies throughout 2003, the U.S. dollar has slightly recovered in the first six months of 2004; however, the U.S. dollar was still substantially weaker at June 30, 2004 compared to June 30, 2003.

Interest Rates

The Company does not currently manage its interest rate change exposure by entering into any type of interest rate hedging or derivative arrangements.

Liquidity and Capital Resources

The following table shows condensed balance sheet information for the Company as of June 30, 2004, which has been translated using the same exchange rates as were used for the December 31, 2003 balance sheet.  In addition, the entity previously accounted for under the equity method of accounting has been excluded for comparison purposes.  This table shows only the changes in balances on a comparable basis; it does not show the actual cash flow impact to the Company.

	June 30, 2004			Comparable basis change
		Comparable Basis	December 31, 2003		Percent change
(in millions)	As Reported
Cash	$15.8	$15.3	$15.1	$0.2	1%
Accounts receivable	249.8	249.8	186.3	63.5	34
Inventories	191.0	190.2	198.9	(8.7)	(4)
Other current assets	38.0	37.0	33.0	4.0	12
Total current assets	494.6	492.3	433.3	59.0	14
Net property, plant and equipment	435.6	438.6	452.9	(14.3)	(3)
Goodwill and other intangibles	153.5	155.5	154.9	0.6	—
Other long-term assets (1)	54.9	54.8	60.7	(5.9)	(10)
Total assets	$1,138.6	$1,141.2	$1,101.8	$39.4	4%
Short-term debt and notes payable	$270.2	$273.1	$225.0	$48.1	21%
Accounts payable	103.8	100.9	93.8	7.1	8
Accrued liabilities	105.3	104.7	82.0	22.7	28
Total current liabilities	479.3	478.7	400.8	77.9	19
Long term debt	56.1	57.2	130.4	(73.2)	(56)
Pension liability	41.0	42.1	41.9	0.2	—
Deferred taxes	55.6	56.2	56.1	0.1	—
Other long-term liabilities	43.2	44.0	43.0	1.0	2
Minority interest in consolidated companies	41.3	41.3	32.4	8.9	27
Total stockholders’ equity	422.1	421.7	397.2	24.5	6
Total liabilities and stockholders’ equity	$1,138.6	$1,141.2	$1,101.8	$39.4	4%

(1)                                  The 2003 amount includes $1.6 million of investment in subsidiary for entity which was accounted for under the equity method at December 31, 2003.

The Company’s principal sources of liquidity have been from internally generated funds from operations and from borrowings under various credit facilities, primarily a multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006.  At June 30, 2004 the Company had $103.8 million borrowed under the revolving credit facility.  A portion of the Company’s outstanding debt matures in January 2005, and therefore was reclassified as a current liability in 2004.  The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations –

Cash flow from operations for the first six months of 2004 was a record $69.7 million, an increase of 16 percent over the same period in 2003.  The Company continues to generate a high level of cash from operations, even though the change in working capital was a net cash outflow of $25.7 million in 2004 compared to a net cash outflow of $11.9 million in 2003.   The change in working capital during the first six months of 2004 was caused by a higher accounts receivable balance at June 30, 2004 due to the increased level of sales in 2004.   Increases in the accrued liabilities balance are due to payment timing differences.

Cash Used in Investing Activities –

The Company continues to selectively invest in its operations, with total capital expenditures of $29.5 million in the first half of 2004.   This amount includes $6.5 million invested in the development of a common business system, which began in 2003.  The Company expects to invest an additional $3.5 million in the common business system in 2004, prior to its initial implementation in late 2004.

Cash Used in Financing Activities –

The Company continues to pay a dividend to its shareholders on a quarterly basis as set by the Company’s Board of Directors, with $6.6 million of dividends paid in the first six months of 2004.  The Company has also repaid $25.0 million of outstanding borrowings in the first half of 2004.  In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

The FASB issued Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities” in December 2003, which requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity (VIE) is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. The Company adopted FIN No. 46R in the first quarter of 2004, consolidating one entity which was previously accounted for under the equity method of accounting, with no material effect on the financial statements.

In May 2004 the FASB issued Staff Position (FSP) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act), which superceded FSP 106-1 of the same name.  The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree heath care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The post retirement benefit liability on the consolidated balance sheets does not reflect any amount associated with the subsidy under the Act as FSP 106-2 is not effective for the Company until the third quarter of 2004.  The Company is in the process of determining the effect, if any, of adopting FSP 106-2.

Business Combination

During the second quarter 2004, the Company exercised its option to acquire the remaining 15% of Comatrol S.p.A for approximately $4.3 million.  In the second quarter of 2003 the Company purchased 40% of the outstanding shares of Comatrol, raising its ownership to 85%, and therefore began to consolidate the financial results of the business.  Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting.  The total purchase price paid to acquire Comatrol was approximately $22.1 million.  The Company recognized intangible assets of approximately $0.6 million and $2.2 million for technology and customer relationships, respectively, in connection with the Comatrol acquisition.  The transactions also resulted in recognizing approximately $14.5 million of goodwill.  Comatrol is located in Reggio Emilia, Italy, and has approximately 100 employees and $22.0 million in annual sales.

Non-Audit Services of Independent Auditors

The Company’s auditors, KPMG LLP, perform the following non-audit services that have been approved by the Audit Committee of the Board of Directors:  international and U.S. tax planning and compliance services; expatriate tax services; benefit plan audits; statutory audits and related matters; tax and accounting technical support; and the audit of internal controls and management’s assessment of their effectiveness.

Outlook

The Company’s results from the first half of 2004 were very strong, including record sales, net income and cash flow from operations.  Due to the seasonal nature of the markets which the Company serves, the second half of the year can be challenging.  However the strong backlog position of the Company at June 30, 2004, combined with the cost savings that are beginning to be realized from recent restructurings, indicate the Company will continue to experience improved financial results in the second half of the year compared to the second half of 2003.

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

Item 4.  Controls and Procedures

Commencing in 2003, the Company undertook a process of identifying and documenting its internal controls over financial reporting and implementing improvements to its policies and procedures that govern the Company’s overall internal control environment.  The Company engaged Deloitte & Touche LLP to assist the Company and to perform an extensive evaluation of the Company’s internal controls to assist management in preparing the Company to comply with the new annual certification regarding internal control over financial reporting that will be required as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking.

During the course of these activities, the Company has identified certain internal controls that management believes need to be improved.  These control issues are, in large part, the result of the Company’s increased size and complexity due to recent acquisitions and the multiple business system platforms in use today.  The Company has made many improvements to its internal controls over financial reporting as a result of its review efforts and will continue to do so.  The improvements made thus far include formalization of policies and procedures related to information technology in the areas of systems security, employee access control, and the management process to approve changes.  In addition, new policies and procedures have been implemented in the accounting area relating to account responsibility and reconciliations, approvals for manual general ledger entries and the need for proper oversight of complex and unusual accounting transactions.

The Company has also established two new positions within the organization.  The Information Technology Security Administrator is responsible for implementing the new policies and procedures described above related to information technology.  The other new position is the Company’s Corporate Compliance Administrator, who will be responsible for coordinating and monitoring the Company’s ongoing compliance with its established internal controls over financial reporting.

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Registrant’s internal controls over financial reporting during the period covered by this report that have materially or are likely to materially affect, the Registrant’s internal control over financial reporting, except those noted above.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 5, 2004, at which stockholders re-elected ten directors and ratified the appointment of KPMG LLP as the Company’s independent auditors for 2004.  Results of the voting in connection with each issue were as follows:

	For	Withheld	Total
Voting on Directors:
Ole Steen Andersen	43,461,512	1,922,276	45,383,788
David J. Anderson	43,460,431	1,923,357	45,383,788
Jorgen M. Clausen	42,928,028	2,455,760	45,383,788
Nicola Keim	43,418,270	1,965,518	45,383,788
Johannes F. Kirchhoff	45,215,701	168,087	45,383,788
Hans Kirk	43,045,496	2,338,292	45,383,788
F. Joseph Loughrey	45,215,601	168,187	45,383,788
Klaus H. Murmann	43,056,754	2,327,034	45,383,788
Sven Murmann	43,227,452	2,156,336	45,383,788
Steven H. Wood	45,213,862	169,926	45,383,788

Ratification of Independent Auditors:
For			45,020,181
Against			354,727
Abstain			8,880
Total			45,383,788

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Document
3.1

The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

3.2	The Amended and Restated Bylaws of the Company dated May 5, 2004, is attached hereto
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
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

10.1(j)

The Indenture of Lease agreement for the Company’s Nordborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-K filed on March 30, 2001, and is incorporated herein by reference.

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

10.1(y)	The Executive Employment Agreement with Ronald C. Hanson dated July 1, 2003, is attached as Exhibit 10.1(z) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
10.1(z)	The Consulting Agreement with Klaus Murmann, dated May 5, 2004, is attached hereto.
10.1(aa)

The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1 (s) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ab)	The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan amended and restated as of March 4, 2003, is attached hereto.

10.1(ac)

The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(ad)

The First Amendment to the Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives referred to in Exhibit 10.1(ac) above, which renames the Plan to the Sauer-Danfoss Inc. Supplemental Retirement Benefit Plan for Certain Key Executives,  is attached hereto.

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

10.1(ap)

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

10.1(ar)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(aq) above is attached as Exhibit 10.1 (v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(as)

The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(at)

The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company’s Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(au)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(at) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(av)

The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1 (ak) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(aw)

The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1 (ac) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ax)

The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.

10.1(ay)

The Sauer-Danfoss Employees’ Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.

10.1(az)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ay) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(ba)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ay) above, is attached as Exhibit 10.1(ak) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(bb)

The Third Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached as Exhibit 10.1(al) to the Company’s Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.

10.1(bc)

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

10.1(be)

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

10.1(bg)

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

10.1(bk)	The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan, effective January 1, 2004, is attached hereto.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)         Reports on Form 8-K

On May 3, 2004, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated May 3, 2004 announcing its financial results for the first quarter ended March 28, 2004.

On May 7, 2004, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated May 5, 2004 announcing the election of Chairman and Vice Chairman of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer and Secretary

August 6, 2004