Form 10-Q
period 2004-09-30
SAUER DANFOSS INC
filed 2004-11-05
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒   No ☐

As of October 29, 2004, 47,445,768 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Sales	$324,729	$255,370	$1,064,900	$864,257

Costs and Expenses:
Cost of sales	246,918	203,406	793,225	663,324
Selling, general and administrative	45,477	40,490	142,706	116,210
Research and development	11,814	10,702	37,934	32,035

Total costs and expenses	304,209	254,598	973,865	811,569

Operating income	20,520	772	91,035	52,688

Nonoperating Income (Expenses):
Interest expense, net	(4,191)	(4,025)	(13,057)	(12,554)
Other, net	(551)	862	(105)	(1,579)

Nonoperating expenses, net	(4,742)	(3,163)	(13,162)	(14,133)

Income (Loss) Before Income Taxes and Minority Interest and Equity Income, net	15,778	(2,391)	77,873	38,555

Minority Interest and Equity Income, net	(4,103)	(2,448)	(17,416)	(11,898)

Income (Loss) Before Income Taxes	11,675	(4,839)	60,457	26,657

Income Tax (Expense) Benefit	(3,931)	2,610	(20,083)	(7,459)

Net income (loss)	$7,744	$(2,229)	$40,374	$19,198

Basic net income (loss) per common share	$0.16	$(0.05)	$0.85	$0.40

Diluted net income (loss) per common share	$0.16	$(0.05)	$0.85	$0.40

Dividends declared per common share	$0.10	$0.07	$0.24	$0.21

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$14,860	$15,086
Accounts receivable, net of allowances ($4,359 and $4,144 at September 30, 2004 and December 31,2003, respectively)	233,597	186,293
Inventories	202,960	198,870
Other current assets	41,247	34,637
Total current assets	492,664	434,886

Property, Plant and Equipment, net of accumulated depreciation
($683,373 and $656,210 at September 30, 2004 and December 31, 2003, respectively)	436,291	452,913

Other Assets:
Goodwill	123,691	119,654
Other intangible assets, net of accumulated amortization ($11,421 and $8,636 at September 30, 2004 and December 31, 2003, respectively)	29,964	35,265
Deferred income taxes	41,446	39,258
Other	9,698	19,778
Total other assets	204,799	213,955
	$1,133,754	$1,101,754

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$38,455	$65,453
Long-term debt due within one year	189,305	159,590
Accounts payable	102,752	93,793
Accrued salaries and wages	34,388	28,558
Accrued warranty	16,999	17,196
Other accrued liabilities	60,496	36,208
Total current liabilities	442,395	400,798

Long-Term Debt	78,529	130,408

Other Liabilities:
Long-term pension liability	41,500	41,937
Postretirement benefits other than pensions	17,937	17,779
Deferred income taxes	57,198	56,126
Other	26,203	25,139
Total other liabilities	142,838	140,981

Minority Interest in Net Assets of Consolidated Companies	40,160	32,353

Stockholders’ Equity:

Common stock, par value $.01 per share, authorized 75,000 shares in 2004 and 2003; issued and outstanding 47,446 in 2004 and 47,432 in 2003	474	474
Additional paid-in capital	318,830	314,319
Retained earnings	74,190	45,202
Accumulated other comprehensive income	36,611	37,376
Unamortized restricted stock compensation	(273)	(157)
Total stockholders’ equity	429,832	397,214

	$1,133,754	$1,101,754

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total

Beginning Balance, December 31, 2003	47,432	$474	$314,319	$45,202	$37,376	$(157)	$397,214

Period Ended September 30, 2004 (Unaudited):
Comprehensive income:
Net income	—	—	—	40,374	—	—
Unrealized losses on foreign currency exchange contracts	—	—	—	—	(67)	—
Translation adjustment	—	—	—	—	(698)	—
Total comprehensive income	—	—	—	—	—	—	39,609
Restricted stock grant	14	—	208	—	—	(208)	—
Restricted stock and performance unit compensation	—	—	4,303	—	—	92	4,395
Cash dividends, ($.24 per share)	—	—	—	(11,386)	—	—	(11,386)
Ending balance	47,446	$474	$318,830	$74,190	$36,611	$(273)	$429,832

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$40,374	$19,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,626	61,313
Minority interest and equity income, net	17,416	11,898
Changes in working capital:
Accounts receivable, net	(45,718)	(20,961)
Inventories	(2,935)	5,634
Accounts payable	4,565	(5,486)
Accrued liabilities	27,871	7,972
Change in deferred income taxes	(454)	1,113
Other	13,513	1,309
Net cash provided by operating activities	115,258	81,990

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(46,915)	(36,012)
Proceeds from sale of property, plant and equipment	636	301
Payments for acquisitions, net of cash acquired	(4,156)	(5,824)
Net cash used in investing activities	(50,435)	(41,535)

Cash Flows From Financing Activities:
Net repayments on notes payable and bank overdrafts	(27,285)	(29,428)
Net borrowings (repayments) on revolving credit facility	(15,650)	57,473
Net repayments of long-term debt	(3,177)	(29,159)
Cash dividends	(9,962)	(9,960)
Distributions to minority interest partners	(9,960)	(12,882)

Net cash used in financing activities	(66,034)	(23,956)

Effect of Exchange Rate Changes	985	1,650

Cash and Cash Equivalents:
Net increase (decrease) during the period	(226)	18,149
Beginning balance	15,086	12,397

Ending balance	$14,860	$30,546

Supplemental Cash Flow Disclosures:
Interest paid	$11,324	$6,162
Income taxes paid	$2,875	$7,304

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(in thousands except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies -

Basis of Presentation and Principles of Consolidation –

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses.  Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented.   It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.

Use of Estimates –

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

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

In May 2004 the FASB issued Staff Position (FSP) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act), which superceded FSP 106-1 of the same name. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The Company has determined that impact ot the Act on the financial statements is not material and therefore is not considered a significant event.  The post retirement benefit liability on the consolidated balance sheets does not reflect any amount associated with the subsidy as the effects of the Act will be incorporated in the next measurement of plan assets and obligations that will be completed as of December 31, 2004.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2)                                     Business Combinations –

During the second quarter 2004, the Company exercised its option to acquire the remaining 15% of Comatrol S.p.A, for approximately $4,300.  In the second quarter 2003 the Company purchased 40% of the outstanding shares of Comatrol, raising its ownership percentage to 85%, and therefore began to consolidate the financial results of the business.  Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting. The total purchase price paid to acquire Comatrol was approximately $22,100. The Company recognized intangible assets of approximately $600 and $2,200 for technology and customer relationships, respectively, in connection with the Comatrol acquisition.  The transactions also resulted in recognizing approximately $14,500 of goodwill.  The Company acquired Comatrol, located in Reggio Emilia, Italy, with approximately 100 employees and $22,000 in annual sales, for its development technology.

3)                                     Basic and Diluted Per Share Data -

Basic net income per common share data has been computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, excluding restricted stock shares issued in connection with the Company’s long-term incentive plan that are subject to risk of forfeiture.  The dilutive effect of the stock options, restricted stock shares and performance units is calculated using the treasury stock method. The treasury stock method assumes the balance of the unamortized compensation expense as of the balance sheet date is used to repurchase shares of common stock.  Performance units not yet meeting related performance targets have been excluded from the dilutive calculation.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month period ended September 30, 2004 and the nine month periods ended September 30, 2004 and 2003.  The stock options and restricted stock shares were anti-dilutive for the three month period ended September 30, 2003 and therefore are not presented.

	September 30, 2004
	Net Income	Shares	EPS
Three Months:
Basic net income	$7,744	47,412	$0.16
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock	—	18	—
Performance units	—	49	—
Diluted net income	$7,744	47,479	$0.16

	September 30, 2004			September 30, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Nine Months:
Basic net income	$40,374	47,409	$0.85	$19,198	47,400	$0.40
Effect of dilutive securities:
Stock options	—	—	—	—	184	—
Restricted stock	—	17	—	—	11	—
Performance units	—	29	—	—	—	—
Diluted net income	$40,374	47,455	$0.85	$19,198	47,595	$0.40

4)                                     Inventories:

The composition of inventories is as follows:

	September 30, 2004	December 31, 2003
Raw materials	$79,823	$73,311
Work in process	49,639	38,862
Finished goods and parts	84,304	95,781
LIFO allowance	(10,806)	(9,084)
Total	$202,960	$198,870

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

On February 25, 2004, the Board of Directors approved granting 323 performance units under the Plan to replace all performance units and stock options outstanding, as the original targets established for those grants were no longer reasonable due to unforeseen economic conditions.  In addition, on that date, the Board of Directors approved granting an additional 385 performance units under the Plan.  The performance units vest over one to three years.  The settlement of performance units is in shares of company stock or cash as determined by the Compensation Committee of the Board of Directors.   The Company has no prior experience of such awards being paid out, but estimates that it will settle one-third of the units in cash and two-thirds of the units by distributing stock. Compensation expense for the portion expected to be settled in cash is recognized over the vesting period, with the offsetting accrued liability adjusted based on fluctuations in the market price of shares over the vesting period. Compensation expense for the portion estimated to be settled in stock is also recognized over the vesting period, but is measured based on the market price of the stock at date of grant, with an offsetting increase to additional paid in capital.  The performance units also entitle the participants to receive an amount equal to the Company’s dividends during the vesting period.

6)                                     Pension Plans -

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels.  Pension expense for the three and nine month periods ended September 30, 2004 and 2003 for the defined benefit plans consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$1,240	$937	$3,581	$2,851
Interest cost	2,684	2,128	7,727	6,499
Expected return on plan assets	(2,171)	(1,585)	(6,193)	(4,854)
Amortization of prior service cost	156	154	445	469
Amortization of net loss	328	153	941	460
Net periodic pension expense	$2,237	$1,787	$6,501	$5,425

7)                                     Segment and Geographic Information -

The Company’s operating segments are organized around its various product lines of Propel, Work Function and Controls.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors, as well as gear pumps and motors, which transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and balance sheet data as of those dates:

Three Months Ended:

	Propel	Work Function	Controls	Other	Total
September 30, 2004
Trade sales	$145,053	$99,943	$79,733	$—	$324,729
Segment income (expense)	19,787	5,119	6,727	(11,664)	19,969
Depreciation expense	8,039	5,449	3,436	1,803	18,727
Capital expenditures	7,937	3,505	2,545	3,391	17,378

September 30, 2003
Trade sales	$107,897	$83,865	$63,608	$—	$255,370
Segment income (expense)	4,803	453	1,873	(5,495)	1,634
Depreciation expense	7,967	5,710	3,823	1,853	19,353
Capital expenditures	2,556	4,795	3,206	274	10,831

Nine Months Ended:

	Propel	Work Function	Controls	Other	Total
September 30, 2004
Trade sales	$498,432	$313,835	$252,633	$—	$1,064,900
Segment income (expense)	76,402	21,488	23,328	(30,288)	90,930
Depreciation expense	26,081	17,007	10,320	4,959	58,367
Capital expenditures	16,894	12,357	7,263	10,401	46,915
Total assets	382,652	314,985	252,739	183,378	1,133,754

September 30, 2003
Trade sales	$391,600	$262,995	$209,662	$—	$864,257
Segment income (expense)	41,633	15,484	14,433	(20,441)	51,109
Depreciation expense	25,491	17,407	10,865	5,619	59,382
Capital expenditures	9,299	10,032	9,084	7,597	36,012
Total assets	341,128	285,419	228,255	185,137	1,039,939

Segment income (expense) is defined as the respective segment’s portion of the total Company’s operating income less “other, net” included in nonoperating income (expense).

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net sales (1)				Long-Lived Assets (2)
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2004	2003	2004	2003	2004	2003
United States	$118,391	$95,563	$435,021	$353,048	$168,527	$186,800
Germany	31,356	24,921	101,983	87,640	66,710	63,231
Italy	21,253	16,819	75,931	62,016	31,166	25,817
France	16,941	12,142	57,937	44,371	462	542
United Kingdom	14,934	12,580	43,872	37,942	21,418	23,502
Japan	15,002	14,744	43,557	30,357	4,706	473
Sweden	11,333	8,002	39,006	31,557	6,090	5,824
Denmark (3)	5,076	7,486	16,612	23,879	184,696	181,453
Slovakia (3)	315	197	882	689	50,678	48,403
Other countries	90,128	62,916	250,099	192,758	65,191	68,197

Total	$324,729	$255,370	$1,064,900	$864,257	$599,644	$604,242

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, has been improving over the past several months, making it difficult to determine if past experience is a good guide to the future.  While the economy in the U.S. has been improving, it remains unstable.  The economic situation in the rest of the world has not necessarily followed the improvement which occurred in the U.S.  Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; business relationships with significant customers and suppliers; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in the Company’s product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary – Three months ended September 30, 2004

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations.  The following table summarizes the Company’s third quarter 2004 and 2003 results from operations on a comparable basis, by excluding the impact of acquisitions and currency fluctuations, to allow the financial statement user to gain a better understanding of the Company’s results.  This analysis is more consistent with how the Company internally evaluates its results.

	Three months ended September 30,
(in millions)	2004 – As reported	2004 – Comparable basis (1)	2003	Comparable basis change	Percent change
Net sales	$324.7	$309.5	$255.4	$54.1	21%
Gross profit	77.8	70.6	52.0	18.6	36
% of Sales	24.0%	22.8%	20.4%

Selling, general and administrative	45.5	43.3	40.5	2.8	7
Research and development	11.8	11.2	10.7	0.5	5
Total operating costs	57.3	54.5	51.2	3.3	6
Operating income	20.5	16.1	0.8	15.3	NM
% of Sales	6.3%	5.2%	0.3%

(1)          Excludes the impact of currency fluctuations and an entity previously accounted for under the equity method of accounting.

NM – Percentage change is not meaningful.

Net sales for the third quarter of 2004 were at a record level, which resulted in strong earnings.  Net sales for the third quarter 2004 increased 21 percent over 2003, on a comparable basis.  The strong sales are primarily due to increased demand in the Americas, however sales in Europe are beginning to strengthen due to exports into the U.S. The Company began to pass the increased cost of metals used to manufacture its products on to customers in the third quarter, resulting in $5.0 million of additional revenue.  The Company is recognizing the benefits of spreading its fixed production costs over a higher volume of units produced, which, combined with reduced costs related to resolving field recalls, improved the operating margin percentage by 2.4 percentage points for the quarter over the third quarter of 2003.

The 7 percent increase in selling, general and administrative costs is partially due to incentive plan expense resulting from the improved financial performance of the Company in the current year, costs of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and increased costs related to the European sales and distribution operations restructuring.  These increased costs are offset by reduced losses on disposal of fixed assets, which were incurred in 2003 in connection with the relocation of operations from the West Branch, Iowa location.  Operating income, as reported, for the third quarter 2004 increased $19.7 million, which is approximately thirty percent of the increase in net sales, as reported. Earnings for the third quarter of $0.16 per share are significantly improved over the prior year’s loss of $0.05 per share in the third quarter.

Operating Results – Comparison of Three Month Periods Ended September 30, 2004 and 2003

Following is a discussion of the Company’s operating results by market, region, and business segment.

Sales Growth by Market

The following table summarizes the Company’s sales growth by market for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The table and following discussion is on a comparable basis, which excludes the impact of acquisitions and currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture	15%	(17)%	2%	5%
Construction	41	25	25	31
Road building	53	(36)	24	20
Turf care	46	—	—	46
Specialty	40	41	21	25
Distribution	25	14	1	13

Agriculture

Sales to the agriculture customers in the Americas for the third quarter increased 15 percent over third quarter sales in 2003, which is in line with the growth rate of the agriculture market experienced in the Americas.  The agriculture market in Europe is expected to remain flat through 2005, although several customers in the European market are introducing new products that could have a positive impact on future sales to these customers.  The decrease in sales in the Asia-Pacific region was due to strong sales during the third quarter of 2003, related to a customer preparing to introduce both a new combine and tractor into the market.  As the Asia-Pacific region comprises a small part of the total agriculture market the decrease in demand did not significantly affect the Company’s total sales into the agriculture market, which experienced growth of 5 percent over the third quarter of 2003.

Construction

Company sales in all regions experienced growth in the construction market during the third quarter, primarily due to general market growth.  The European market has experienced strong growth, due to increased exports, especially in Germany and the United Kingdom. Similar to the second quarter, demand for skid steer loaders in Japan has remained strong, however this is offset by decreased demand in the construction market in China due to government intervention aimed at slowing the economy.

Road Building

The increase in sales in the Americas market continues to be partly attributable to easy comparables as the market has been down significantly over the last two to three years.  Similar to the construction market, Japan is experiencing sales growth, however this is offset by the decreased demand in the Chinese market.  The growth in the European market is attributable to the road roller business, which is continuing to grow.  The overall road building market is positive in nearly all European countries due to increased export business to the U.S.

Turf Care

The Company’s primary business within the Turf Care market comes from products produced for the consumer and commercial turf care markets in the Americas region.  The consumer zero-turn radius machines continue to gain market share from traditional lawn and garden tractors, which has led to increased sales of the Company’s new zero-turn transaxle product, introduced in December 2003.  In addition, the Company experienced market share gains from sales of low speed, high torque motors, which contributed to the 46 percent growth in sales that the Company experienced during the quarter.

Specialty Vehicles

The aerial lift and forklift markets continue to grow, which is consistent with the second quarter.  In addition, sales to the forestry, mining, and recycling industries have improved during the quarter.  In general, the specialty vehicle market is up strongly.

Distribution

Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 7 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest, income taxes, minority interest and equity income, net, and corporate expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors, as well as gear pumps and motors, which transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s sales and segment income on a comparable basis, excluding acquisitions and currency fluctuations for the three month periods ended September 30, 2004 and 2003.

	Three months ended September 30,
(in millions)	2004 – As reported	2004 – Comparable basis	2003	Comparable basis change	Percent change
Net sales
Propel	$145.1	$139.6	$107.9	$31.7	29%
Work Function	99.9	94.1	83.9	10.2	12
Controls	79.7	75.7	63.6	12.1	19

Segment income (loss)
Propel	$19.8	$19.3	$4.8	$14.5	NM
Work Function	5.1	4.7	0.4	4.3	NM
Controls	6.7	6.1	1.9	4.2	NM
Global Services and other expenses, net	(11.7)	(11.4)	(5.5)	5.9	NM

NM – Percentage change is not meaningful

Propel Segment

The continued growth in the turf care market has contributed to the 29 percent increase in sales in the Propel segment.  The majority of the sales growth in this segment in the third quarter was realized in the Americas.

The $31.7 million increase in segment sales, on a comparable basis, resulted in $14.5 million of increased segment income.     Costs related to field recall issues were significantly reduced from $2.6 million in the third quarter of 2003 to $0.7 million in the third quarter of 2004.  These items, combined with a focus on controlling costs contributed to the improved segment income.

Work Function Segment

Sales increased 12 percent during the third quarter of 2004. The $10.2 million increase in sales contributed to the $4.3 million increase in segment income.  During the third quarter of 2003, the Work Function segment incurred $2.0 million of expense in connection with relocating the operations of two production facilities and $1.0 million related to a field recall issue.  There were no significant issues negatively affecting segment income in the third quarter of 2004.

Controls Segment

In the third quarter of 2004, net sales in the Controls segment increased $12.1 million, on a comparable basis, with significant increases in sales in both the Americas and Europe. Contributing to the growth for the quarter were strong sales of inverters, joysticks and electric motors.  Segment income increased $4.2 million.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive office.  Worldwide services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations.  The improved financial performance of the Company in 2004 resulted in $2.3 million of additional costs associated with the Company’s incentive plans.  The Company incurred $1.0 million of costs in the third quarter related to implementing the new requirements to document and test internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company continues to develop a common business system for all of its worldwide operations, which contributed costs of $0.7 million in 2004 compared to the $0.2 million incurred in 2003.  The first implementation of this common business system occurred on October 1, 2004 and the Company plans to implement the system at two additional locations in January 2005.

Income Taxes

The Company’s effective tax rate was 33.7 percent in the third quarter of 2004 compared to the 53.9 percent rate in the third quarter of 2003.  The Company’s effective tax rate can vary significantly from quarter to quarter, particularly when the amount of net income or loss is low, due to the mix of earnings between the U.S. and Europe.  The tax benefit as a percent of pre-tax loss was high in 2003 as a larger portion of the total loss was generated in countries with higher effective tax rates.

Executive Summary – Nine months ended September 30, 2004

The following table summarizes the Company’s results from operations for the nine month periods ended September 30, 2004 and 2003, by excluding the impact of acquisitions and currency fluctuations.  This analysis is more consistent with how the Company internally evaluates its results.

	Nine months ended September 30,
(in millions)	2004 – As reported	2004 – Comparable basis (1)	2003 - As Reported	Comparable basis change	Percent change
Net sales	$1,064.9	$1,001.2	$864.3	$136.9	16%
Gross profit	271.6	253.8	200.9	52.9	26
% of Sales	25.5%	25.3%	23.2%

Selling, general and administrative	142.7	134.4	116.2	18.2	16
Research & development	37.9	35.8	32.0	3.8	12
Total operating costs	180.6	170.2	148.2	22.0	15
Operating income	91.0	83.6	52.7	30.9	59
% of Sales	8.5%	8.3%	6.1%

(1)                                  Excludes first quarter results of Comatrol, which was acquired in April 2003, an entity previously accounted for under the equity method of accounting, and the impact of currency fluctuations.

Net sales for the first nine months of 2004 increased 16 percent over 2003, on a comparable basis, which is reflective of the strong economies in the U.S. and Asia. Margins on overall net sales increased over two percentage points on a comparable basis. The increased margins were due to spreading the fixed production costs over a higher volume of units produced and realizing the benefits of the restructuring activities which occurred in 2003.  The higher gross profit margin, combined with increased sales, resulted in a 26 percent increase in gross profit on a comparable basis.

The Company incurred $1.6 million of restructuring costs in the first nine months of 2004 related to the remaining relocation of the operations of a facility that had begun relocating in 2003, management rationalization within the Work Function segment, and consolidation of the non-manufacturing functions of a portion of the U.S. Controls segment.  The Company also incurred $3.2 million of costs related to its European sales and distribution operations restructuring.  The

$4.8 million of restructuring costs in the first nine months of 2004 were $1.3 million higher than costs incurred for similar or ongoing projects in the first nine months of 2003.  In addition, the Company incurred $2.0 million of costs related to implementing the requirements of Section 404 of the Sarbanes-Oxley Act in 2004, which began in mid-2003 and therefore had only $0.2 million of costs in the first nine months of 2003.  Incentive plan expense was $6.5 million higher in 2004 than in 2003 due to the improved financial performance of the Company in the current year.  Excluding these items, operating costs for the nine month period ended September 30, 2004 would have increased by $12.2 million, or 8 percent, on a comparable basis, over the same period in 2003.  Although total operating costs increased by $22.0 million, the Company had a $30.9 million, or 59 percent increase, in operating income in 2004, on a comparable basis.

Operating Results – Comparison of Nine Month Periods Ended September 30, 2004 and 2003

Following is a discussion of the Company’s operating results by market, region, and business segment.

Sales Growth by Market

The following table summarizes the Company’s sales growth by market for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003.  The table and following discussion is on a comparable basis, which excludes the impact of acquisitions and currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture	13%	25%	(3)%	2%
Construction	32	11	20	24
Road building	35	16	7	17
Turf care	25	—	—	25
Specialty	23	39	13	17
Distribution	23	19	9	16

Agriculture

Overall sales in the agriculture market for the first nine months of the year have remained relatively flat with the same time period in 2003.  The increase in the agriculture market within the Americas is offset by low demand for tractors and combines in the European market, resulting from the drought in 2003.  The Asia-Pacific region, while up significantly due to export sales, is based upon a relatively small sales amount compared to the other regions.

Construction

Increased sales in construction have occurred throughout the American and European regions due to general improvements in the markets.  The European sales increase is driven by increased export sales. The Asia-Pacific region has experienced growth in Japan, however sales are slowing in China due to acts by the government to slow down the economy.  The positive trends in the European market are expected to continue in 2005 while major indicators point towards slower growth in the Americas in 2005.

Road Building

Road building sales to customers in the Americas have increased due to growth in the market. Growth within the Asia-Pacific region is due to customers within the region increasing production to meet export demand.  Sales within the European region have shown growth but not as fast as the construction and specialty markets.

Turf Care

The Company’s primary business within this market comes from products produced for the consumer and commercial turf care markets in the Americas region.  Consumers continue to move from mechanical transmissions on these machines to the newer zero-turn radius machines.  The sale of the zero-turn radius machines through retail outlets continues to fuel growth in this market.  In addition, the Company has gained market share through sales of low speed, high torque motors in the turf care market.

Specialty Vehicles

All regions experienced sales growth in the specialty vehicles market due strong demand for aerial lifts and forklifts and increased demand within the forestry market. .

Distribution

Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 7 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest, income taxes, minority interest and equity income, net, and corporate expenses.  The following table provides a summary of each segment’s sales and segment income for the nine month periods ended September 30, 2004 and 2003 on a comparable basis, excluding acquisitions and currency fluctuations.

	Nine months ended September 30,
(in millions)	2004 – As Reported	2004 – Comparable basis	2003	Comparable basis change	Percent change
Net sales
Propel	$498.5	$478.8	$391.6	$87.2	22%
Work Function	313.8	291.9	263.0	28.9	11
Controls	252.6	230.4	209.7	20.7	10

Segment income (loss)
Propel	$76.4	$74.2	$41.6	$32.6	78%
Work Function	21.5	19.5	15.5	4.0	26
Controls	23.3	19.9	14.4	5.5	38
Global Services and other expenses, net	(30.3)	(29.3)	(20.4)	8.9	44

Propel Segment

The Propel segment experienced the strongest growth in sales, 22 percent, in the first nine months of 2004 compared to 2003.   All regions contributed to the increase in sales with the Americas providing the largest increase.  Contributing to the increase in segment income in 2004 is the lack of any large field recalls.  In 2003, the Company incurred $4.0 million of costs related to field recall issues during the first nine months of the year. Efforts to control costs, combined with increased sales and no large field recalls, resulted in a 78 percent increase in segment income for 2004, on a comparable basis.

Work Function Segment

The Work Function segment sales increased 11 percent, on a comparable basis, in the first nine months of the year, with all regions contributing to the increase.  Customer demand for Work Function segment product has been high throughout 2004 resulting in production running at near full capacity at Work Function locations.  Due to this high demand, the Work Function segment has incurred $1.8 million of airfreight costs in order to meet customer delivery requirements in the first nine months of 2004, which has had a negative impact on segment income. In late 2003 the Company began relocating the operations from its West Branch, Iowa, facility.  In the first nine months of 2004 the Company incurred $1.4 million of expenses related to completing the relocation of the assets from this facility, as well as reorganization of the management structure in this segment.    In the first nine months of 2003 the segment incurred $2.8 million of restructuring costs.  The Work Function segment income has improved every quarter of 2004, as it has begun to realize the benefits of the restructuring undergone in previous periods.  The segment income for the first nine months has increased 26 percent from 2003, on a comparable basis.

Controls Segment

Net sales, on a comparable basis, in the Controls segment for first nine months of 2004 increased 10 percent compared to the first nine months of 2003 with a resulting segment income increase of 38 percent

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive office.  Worldwide services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations.  The Company incurred $2.0 million of costs in the first nine months of 2004 related to implementing the new requirements to document and test internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, incentive plan expense was $6.5 million higher in 2004 than in 2003 due to the improved financial performance of the Company in the current year.  Excluding these items, the Global Services costs increased by only $0.4 million, or 2 percent, in the first nine months of 2004 compared to 2003.

Income Taxes

The Company’s effective tax rate for the first nine months of 2004 was 33.2 percent compared to the 28.0 percent rate in the first nine months of 2003.  The increase in the effective tax rate is due to the increasing profitability of the operations in the U.S., with its higher tax rate.  The tax rate for the full year is expected to be approximately 33 to 35 percent.

Order Backlog

The following table shows the Company’s order backlog at September 30, 2004 and orders written in the nine month periods ended September 30, 2004 and 2003, including 2004 balances on a comparable basis, excluding acquisitions and currency fluctuations.  Backlog represents the amount of customer orders that have been received for future shipment.

	September 30,			Comparable
(in millions)	2004 – As reported	2004 – Comparable basis	2003	basis percent change
Americas
Backlog	$252.8	$252.7	$202.1	25%
Orders Written	494.7	494.0	351.6	41

Asia-Pacific
Backlog	18.9	17.5	22.1	(21)
Orders Written	77.6	67.6	67.8	0

Europe
Backlog	142.4	129.9	128.5	1
Orders Written	501.6	446.3	406.4	10

Total
Backlog	414.1	400.1	352.7	13
Orders Written	1,073.9	1,007.9	825.8	22

Total order backlog at September 30, 2004 was $414.1 million, compared to $352.7 million at September 30, 2003, an increase of 17 percent.  On a comparable basis, order backlog increased 13 percent.  Management has noted that in recent years customers have continued to adjust orders closer to the scheduled production dates, often within the scheduled shipping month. The decreased lead-time from customers may be due to either uncertainty of forecasted demand for their own products or taking advantage of reduced production cycles within the Company’s facilities.  The increase in backlog at September 30, 2004 reflects the increased customer demand for product, which would indicate stronger sales in the remainder of 2004 than in the last quarter of 2003.

New sales orders written in the first nine months of 2004 were $1,073.9 million, an increase of 30 percent over the $825.8 million of orders written in the first nine months of 2003.  Excluding the impact of currencies and acquisitions, total orders written in first nine months of 2004 increased 22 percent compared to first nine months of 2003.  The strong order activity is a positive signal of continued strong sales in the remainder of the year.

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

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods.  The U.S. dollar recovered slightly in the first half of 2004, but has been weakening in recent months.

Liquidity and Capital Resources

The following table shows condensed balance sheet information for the Company as of September 30, 2004, which has been translated using the same exchange rates as were used for the December 31, 2003 balance sheet.  In addition, the entity previously accounted for under the equity method of accounting has been excluded for comparison purposes.  This table shows only the changes in balances on a comparable basis; it does not show the actual cash flow impact to the Company.

	September 30, 2004			Comparable Basis change
(in millions)	As Reported	Comparable Basis	December 31, 2003		Percent change
Cash	$14.9	$14.4	$15.1	$(0.7)	(5)%
Accounts receivable	233.6	231.7	186.3	45.4	24
Inventories	203.0	200.1	198.9	1.2	1
Other current assets	41.2	40.6	34.6	6.0	17
Total current assets	492.7	486.8	434.9	51.9	12
Net property, plant and equipment	436.3	436.0	452.9	(16.9)	(4)
Goodwill and other intangibles	153.7	155.0	154.9	0.1	—
Other long-term assets (1)	51.1	50.7	59.1	(8.4)	(14)
Total assets	$1,133.8	$1,128.5	$1,101.8	$26.7	2%
Short-term debt and notes payable	$227.8	$229.1	$225.0	$4.1	2%
Accounts payable	102.7	98.1	93.8	4.3	5
Accrued liabilities	111.9	110.6	82.0	28.6	35
Total current liabilities	442.4	437.8	400.8	37.0	9
Long term debt	78.5	79.3	130.4	(51.1)	(39)
Pension liability	41.5	42.4	41.9	0.5	1
Deferred taxes	57.2	57.7	56.1	1.6	3
Other long-term liabilities	44.2	44.8	43.0	1.8	4
Minority interest in consolidated companies	40.2	40.2	32.4	7.8	24
Total stockholders’ equity	429.8	426.3	397.2	29.1	7
Total liabilities and stockholders’ equity	$1,133.8	$1,128.5	$1,101.8	$26.7	2%

(1)                                  The 2003 amount includes $1.6 million of investment in subsidiary for entity which is being consolidated in 2004.

The Company’s principal sources of liquidity have been from internally generated funds from operations and from borrowings under various credit facilities, primarily a multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006.  At September 30, 2004 the Company had $69.2 million borrowed under the revolving credit facility.  A portion of the Company’s outstanding debt matures in January 2005, and therefore was reclassified as a current liability in 2004.  The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations –

Cash flow from operations for the first nine months of 2004 was a record $115.3 million, an increase of 41 percent over the same period in 2003.  The Company continues to generate a high level of cash from operations, even though the change in working capital was a net cash outflow of $16.2 million in 2004 compared to a net cash outflow of $12.8 million in 2003.   A higher accounts receivable balance at September 30, 2004 due to the increased level of sales in 2004 contributed to the change in working capital during the first nine months of 2004.  Increases in the cash inflows due to increases in the accrued liabilities balance relate to increased salary, incentive and tax accruals.

Cash Used in Investing Activities –

The Company continues to selectively invest in its operations, with total capital expenditures of $46.9 million in the first nine months of 2004.   This amount includes $9.5 million, including $0.2 million of capitalized interest, invested in the development of a common business system, which began in 2003.  The first implementation of this common business system occurred on October 1, 2004, with the next planned implementation in January 2005.

Cash Used in Financing Activities –

The Company continues to pay a dividend to its shareholders on a quarterly basis as set by the Company’s Board of Directors, with $10.0 million of dividends paid in the first nine months of 2004.  Based on the Company’s strong cash flow, strong earnings, and the positive long-term outlook for its operations, the Company’s Board of Directors approved an increase in the quarterly dividend declared in the third quarter to $0.10 per share, or a 43 percent increase from the previous dividend level of $0.07 per share   The Company has also repaid $46.1 million of outstanding borrowings in the first nine months of 2004.  In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

In May 2004 the FASB issued Staff Position (FSP) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act), which superceded FSP 106-1 of the same name. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that impact ot the Act on the financial statements is not material and therefore is not considered a significant event.  The post retirement benefit liability on the consolidated balance sheets does not reflect any amount associated with the subsidy as the effects of the Act will be incorporated in the next measurement of plan assets and obligations that will be completed as of December 31, 2004.

Business Combination

During the second quarter 2004, the Company exercised its option to acquire the remaining 15% of Comatrol S.p.A for approximately $4.3 million.  In the second quarter of 2003 the Company purchased 40% of the outstanding shares of Comatrol, raising its ownership to 85%, and therefore began to consolidate the financial results of the business.  Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting.  The total purchase price paid to acquire Comatrol was approximately $22.1 million.  The Company recognized intangible assets of approximately $0.6 million and $2.2 million for technology and customer relationships, respectively, in connection with the Comatrol acquisition.  The transactions also resulted in recognizing approximately $14.5 million of goodwill.  The Company acquired Comatrol, located in Reggio Emilia, Italy, with approximately 100 employees and $22.0 million in annual sales, for its development technology.

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

Outlook

The Company has made progress on some of its strategic initiatives outlined in its most recent annual report filed on Form 10-K.  As mentioned earlier, development of a common business system is underway to standardize business processes and provide a single interface to direct OEM customers and suppliers.  The investment in the common business system will drive improved operational efficiency, customer service, and financial performance in future years. The first implementation of this common business system occurred on October 1, 2004, with the next planned implementation in January 2005. Reorganization of the Company’s sales and distribution operations in Europe is also continuing, which will result in reducing future operating costs by streamlining delivery directly from the manufacturing locations to the customer.  The Company expects to complete this reorganization by December 31, 2004.  In addition, the Company continues to move production to low-cost regions, which in many cases is closer to the operations of the Company’s global customers.

The Company’s results from the first nine months of 2004 were very strong, including record sales, net income and cash flow from operations.  As noted above, the Company is incurring costs and making investments in strategic initiatives in order to be responsive to customer demands during the current economic upturn.  Costs related to these strategic initiatives, in addition to the ongoing cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, will continue to be incurred through the remainder of 2004.  Historically, the fourth quarter has been challenging, due to the seasonality of the markets that the Company serves, however the management of the Company expects the operating results, excluding these costs, for the fourth quarter of 2004 to be at break-even.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference.  There has been no material change in this information.

Item 4.  Controls and Procedures

In 2003, the Company began the process of identifying and documenting its internal controls over financial reporting and implementing improvements to its policies and procedures that govern the Company’s overall internal control environment.  The Company engaged Deloitte & Touche LLP to assist the Company and to perform an extensive evaluation of the Company’s internal controls to prepare the Company to comply with the new annual certification regarding internal control over financial reporting that will be required as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC regulations.

The Company is continuing its evaluation of the effectiveness of its internal controls.  In the course of its ongoing evaluation, management has notified the Audit Committee of the Company’s Board of Directors and KPMG, LLP, the Company’s Independent Registered Public Accounting Firm that they have identified several deficiencies, which the Company is addressing.  These deficiencies relate to the adequacy of documentation retained to support accounting entries and certain judgmental accounting areas, the lack of segregation of duties, informal policies and procedures, and the lack of a formal closing process/checklist at certain locations.  In addition, the Company has noted several deficiencies within the information technology area, including the lack of change, project and problem management controls; the lack of segregation of duties between information security, operations, application development, and system administration; and the lack of proper information security controls around system administration and configuration.

The Company is in the process of implementing remediation actions to address all of these deficiencies.  However, due to the amount of resources necessary to complete all of these actions coupled with the fact that the Company continues its internal control assessment process with the assistance of Deloitte and Touche, the Company cannot be certain that it will be able to remediate these deficiencies by December 31, 2004.  Should the Company be unable to remediate all of these deficiencies by December 31, 2004, it is possible that some of these deficiencies could be classified as a material weakness under the standards of the Public Company Accounting Oversight Board.

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Registrant’s internal controls over financial reporting during the period covered by this report that have materially or are likely to materially affect, the Registrant’s internal control over financial reporting, except the changes either implemented or in the process of being implemented to remediate the control deficiencies noted above.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended September 30, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Document
3.1

The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

3.2	The Amended and Restated Bylaws of the Company dated May 5, 2004, is attached as Exhibit 3.2 to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.
4	The form of Certificate of the Company’s Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company’s Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
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

10.1(m)

The Office Lease for the Company’s Chicago, Illinois, Executive Office effective September 1, 2002, is attached as Exhibit 10.1(an) to the Company’s Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.

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

10.1(y)	The Executive Employment Agreement with Ronald C. Hanson dated July 1, 2003, is attached as Exhibit

10.1(z) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
10.1(z)	The Consulting Agreement with Klaus Murmann, dated May 5, 2004, is attached as Exhibit 10.1(z) to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.
10.1(aa)

The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1 (s) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ab)

The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(ab) to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.

10.1(ac)

The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(ad)

The First Amendment to the Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives referred to in Exhibit 10.1(ac) above, which renames the Plan to the Sauer-Danfoss Inc. Supplemental Retirement Benefit Plan for Certain Key Executives, is attached as Exhibit 10.1(ad) to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.

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

10.1(bk)

The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan, effective January 1, 2004, is attached as Exhibit 10.1(bk) to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)         Reports on Form 8-K

On August 4, 2004, the Company filed a Current Report on Form 8-K for the purpose of disclosing one press release dated August 4, 2004 announcing its financial results for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer and Secretary

November 5, 2004