Form 10-K
period 2004-12-31
SAUER DANFOSS INC
filed 2005-03-14
CIK 865754

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER: 1-14097

SAUER-DANFOSS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3482074 (I.R.S. Employer Identification No.)
250 Parkway Drive, Suite 270, Lincolnshire, Illinois (Address of principal executive offices)	60069 (Zip Code)
(515) 239-6000 (Registrant’s telephone number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	New York Stock Exchange Frankfurt (Germany) Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

The aggregate market value of the voting stock of the Registrant held by nonaffiliates at June 30, 2004, was $171,721,315.

As of February 28, 2005, there were 47,484,732 shares of common stock, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held April 27, 2005 are incorporated by reference into Part III.

PART I

Item 1.    Business.

(a)   General Development of Business

Sauer-Danfoss Inc. (the Company), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss is a global leader in the development, manufacture, and marketing of advanced systems for the distribution and control of power in mobile equipment. The Company designs, manufactures, and markets hydraulic, electronic, electric, mechanical components, software and integrated systems, that generate, transmit, and control power in mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, orbital motors, hydrostatic steering units, proportional load-sensing valves, microprocessor controls, electric drives, and electrohydraulics. The Company sells its products to original equipment manufacturers (OEMs) of highly engineered, off-road vehicles who use Sauer-Danfoss products to provide the hydraulic and electronic power for the propel, work, and control functions of their vehicles. The Company’s products are sold primarily to the agriculture, construction, road building, turf care, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.

The Company exercised its option to acquire the remaining 15 percent of the outstanding shares of Comatrol S.p.A during the second quarter of 2004 for approximately $4.3 million. The Company has been consolidating the financial results of the business since the second quarter of 2003 when it increased its ownership to 85 percent. Prior to purchasing its controlling interest in Comatrol, the Company accounted for the results of its ownership interest under the equity method of accounting.

In 2003, the Company began projects to reorganize its European sales and distribution operations, and to implement a common business system. Significant progress was made on these projects in 2004, with the reorganization of the European sales and distribution operations substantially completed. The common business system was implemented as a pilot at one location in 2004. The Company implemented the system at two additional locations in January 2005 and plans to implement the system at three additional locations later in 2005. See further discussion of these projects in Management’s Discussion and Analysis presented in Item 7.

(b)   Financial Information About Segments

The Company reports its operating segments based on its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. Information about the Company’s reportable segments defined by product lines is set forth in Note 16 in the Notes to Consolidated Financial Statements on pages F-29 through F-31 of this report, and is incorporated herein by reference.

(c)   Description of Business

Information regarding the Company’s principal products, by segment, and the business in general is presented below. Information regarding sales by the Company’s segments and geographic regions is set forth in Note 16 in the Notes to Consolidated Financial Statements on pages F-29 through F-31, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10 percent or more of the Company’s total net sales in 2004, 2003 or 2002.

Propel Segment

Hydrostatic Transmissions

Sauer-Danfoss designs, manufactures, and markets a range of closed circuit axial piston hydrostatic transmissions for the propulsion of mobile equipment in the Americas, Europe, and Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction, road building, specialty and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment. The Company manufactures these hydrostatic transmissions at its facilities in Ames, Iowa; Lawrence, Kansas; Sullivan, Illinois; Neumunster, Germany; Dubnica nad Vahom, Slovakia; Povazská Bystrica, Slovakia; Shanghai, China; and Osaka, Japan.

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

Steering Units

Sauer-Danfoss designs, manufactures, and markets hydrostatic steering units to customers throughout the world. The Company manufactures steering units in Nordborg, Denmark, and Wroclaw, Poland. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for agriculture tractors, combines, turf care, marine and earthmoving equipment.

Controls Segment

Mobile Electronics

Sauer-Danfoss designs, manufactures, and markets electrohydraulic valves and electronic controls, including microprocessor-based controls and electronic sensors through its electrohydraulics operations in Minneapolis, Minnesota and Almhult, Sweden and also designs electrohydraulic products in Neumunster, Germany; Stratford-Upon-Avon, United Kingdom; Cento, Italy; and Nordborg, Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of mobile equipment to control the Company’s hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion and work functions by providing standard or custom-designed controls.

Additionally, the Company designs and manufactures both alternating current (AC) and direct current (DC) electric motors, electronic motor controllers, inverters, and power units through its Electric Drives operations in Odense, Denmark; Berching, Germany; and Kaiserslautern, Germany.

Control Valves

Sauer-Danfoss designs, manufactures and markets a variety of spool type control valves to meet its customers’ needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to very simple low cost valves for turf care agricultural tractors. These products are manufactured in facilities located in Caxias do Sul, Brazil; Nordborg, Denmark; Easley, South Carolina; and Pune, India.

The Company also designs, manufactures and markets a complete line of cartridge valves and hydraulic integrated circuits in facilities located in Reggio Emilia, Italy; Hillsboro, Oregon; and Easley, South Carolina. Aerial lift platforms and road building equipment are examples of significant users of cartridge valves.

Major Markets and Applications

Construction and Road Building	Agriculture	Turf Care	Specialty Vehicles
Chip spreaders	Combines	Commercial wide-area, walk-	Fruit pickers
Concrete pumps	Cotton pickers	behind mowers	Industrial lift trucks
Concrete saws	Detasselers	Commercial zero-turn mowers	Logging equipment
Crawler dozers	Seeders	General turf maintenance	Marine equipment
Crawler loaders	Sprayers	Lawn and garden tractors	Mining equipment
Ditchers/trenchers	Tractors		Oil field equipment
Excavators	Windrowers		Railway maintenance vehicles
Grinders			Rough terrain fork lifts
Landfill compactors			Self-propelled boom aerial lifts
Oil distributors			Self-propelled scissor aerial lifts
Pavers			Snow groomers
Planers			Sweepers
Rollers			Tree shakers
Skid steer loaders			Truck and bus fan drives
Transit mixers
Utility tractors
Wheel loaders

General Characteristics

Sauer-Danfoss sells both standard and customized products, with most products being built to order. With respect to some of the most technologically demanding vehicles, such as those used in agriculture, forestry, construction, and road building, Sauer-Danfoss’ engineers work closely with customers from design through manufacture of the final product, a cycle that can take as long as four to six years for a major application.

Sauer-Danfoss operates 26 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company’s decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. In North America, the Company sells and distributes its products directly to large OEMs and through independent distributors to smaller OEMs. In Europe, South America, and the Asia-Pacific region, the Company sells and distributes its products either directly or through distributors.

In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years, from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company’s warranty expense has been less than 1.5 percent of net sales in each of the past three years.

Because many of its products are designed and developed in conjunction with its customers’ design teams to fit their specific needs and to minimize inventory levels, the Company primarily manufactures products to order. The Company typically machines components with long lead times according to a sales forecast and machines certain unique components for specific customers according to firm orders. Inventories at the Company’s manufacturing sites consist primarily of raw materials and machined iron housings and components. Limited amounts of assembled finished units are maintained in inventory at the manufacturing sites. Historically, inventories at the Company’s sales locations consisted mainly of finished units manufactured specifically for distribution to customers in those locations. As discussed in Management’s Discussion and Analysis on page 13 of this report, the Company has substantially completed the process to streamline its sales and distribution operations in Europe to reduce expenses and improve customer service and delivery. One result of this process is to reduce the amount of inventory held at the sales locations, as products will be shipped directly from the manufacturing site to the customer.

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

Raw Materials

The Company purchases iron housings and components from various U.S., European, and Asian foundries. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of sources in quantities sufficient to meet current requirements. In 2004 the availability of steel was limited, and although the Company was able to obtain sufficient quantities of steel to meet its production needs, the cost of the material was higher than in the past due to limited supplies. The Company has in place a Global Supplier Quality Program called “Partners in Quality” that is the primary program used by the Company to ensure that all suppliers meet the Company’s quality expectations.

Patents, Trademarks, and Licenses

The Company owns or licenses rights to approximately 645 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.

To ensure worldwide availability of the Company’s design of products, the Company has, in the past, licensed its technology to companies in certain countries. The Company currently has license agreements in place as part of joint venture agreements for the joint venture entity to manufacture or distribute the

Company’s technology. In 2004, the Company signed a license agreement with an entity for the use and commercialization of digital hydraulic pump technology. The patented technology licensed in the agreement will be applied in the worldwide mobile equipment market.

Seasonality

Seasonal patterns in retail demand for agricultural, construction, road building, and turf care equipment sold by the Company’s customers result in variations in the volume and mix of products sold by the Company during various times of the year. Historically, the Company has higher sales levels in the first half of the year. Seasonal demand must be estimated in advance, and products must be manufactured in anticipation of such demand in order to achieve efficient utilization of labor and production resources.

Backlog

The amount of the Company’s backlog is significant because, among other factors, customer orders have historically involved long lead times and specific model types. At December 31, 2004 the Company’s backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2005) was $508 million as compared with $409 million at December 31, 2003. However, orders can be canceled or rescheduled by customers. Thus, the level of orders currently in backlog could decline because of cancellation or rescheduling. Additionally, the level of reported backlog can be impacted by currency translation fluctuations and acquisitions. Excluding the impact of currency and acquisition, backlog at December 31, 2004 was $489 million. Customers’ ordering patterns can also impact the level of reported backlog. For example, the Company’s U.S. distributor customers are placing orders with shorter lead times due to the Company’s ability to fulfill such orders.

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

Mobile Electronics Market

In the mobile electronics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years, larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company has closely watched the needs for electric drives grow in the low power market segments. With the Company’s addition of alternating current (AC) and direct current (DC) motors and controls it is now well equipped to serve our customers in these segments with either a hydraulic solution or an electric solution for their propel and work function needs. The Company believes it is well positioned to establish itself as a technology leader in the work function and propel segments, as there is no clearly established technology in this sector that is deemed to be an industry standard.

Control Valves Market

The control valve marketplace is fragmented with a large number of suppliers who are primarily focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of its customers. Competitors who provide partial lines include Hydra-Force, Sterling Hydraulics, Husco, Sun Hydraulics, Integrated Hydraulics, Walvoil, and Oil Control, plus many others. Complete global control valve line competitors are limited to Parker-Hannifin Corporation, Bosch Rexroth AG, and Eaton Corporation.

Research and Development

The Company’s research and development expenditures during 2004, 2003, and 2002 were approximately $51.9 million, $43.5 million, and $37.8 million, respectively.

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

Employees

As of December 31, 2004, 2003, and 2002 the Company had approximately 8,300, 7,400, and 7,200 employees, respectively. Of its full time employees at December 31, 2004, approximately 2,800 were located in the Americas with the remaining located in Europe and Asia. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.

Financial Information about Geographic Areas

Information regarding the Company’s net sales and long-lived assets by geographic area is set forth in Note 16 in the Notes to Consolidated Financial Statements on pages F-29 through F-31 of this report, and is incorporated herein by reference.

Available Information

The Company maintains an Internet Website and the address of that site is http://www.sauer-danfoss.com. The Company provides access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 on its Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet Website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC site is http://www.sec.gov.

Item 2.            Properties.

Sauer-Danfoss Inc. conducts its manufacturing operations at 26 locations; eight in the United States, three each in Italy and Germany, two each in the United Kingdom, Denmark, and Slovakia, and one each in Brazil, China, India, Japan, Poland, and Sweden. The Company leases approximately 15,000 square feet of office space in Lincolnshire, Illinois, where its principal executive offices are located. The following table sets forth certain information relating to the Company’s principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel and Work Function	330,000	Owned
LaSalle, Illinois	Propel	325,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Freeport, Illinois	Propel	183,000	Owned
Sullivan, Illinois	Propel	176,000	Owned
Lawrence, Kansas	Propel and Work Function	162,000	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Hillsboro, Oregon	Controls	60,000	Leased
South America
Caxias do Sul, Brazil	Controls	29,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	680,000	Leased
Neumünster, Germany	Propel and Controls	463,000	Owned
Povazská Bystrica, Slovakia	Propel, Work Function and Controls	351,500	Owned
Bologna, Italy	Work Function	246,000	Owned
Dubnica nad Váhom, Slovakia	Propel	236,000	Owned
Swindon, England	Work Function	229,000	Leased
Berching, Germany	Controls	131,000	Leased
Odense, Denmark	Controls	121,500	Leased
Reggio Emilia, Italy	Controls	76,500	Leased
Wroclaw, Poland	Work Function	41,000	Owned
Älmhult, Sweden	Controls	20,000	Owned
Kaiserslautern, Germany	Controls	8,500	Leased
Stratford-upon-Avon, England	Controls	5,000	Leased
Cento, Italy	Controls	3,500	Leased
India
Pune, India	Work Function	31,000	Leased
Asia
Shanghai/Pudong, China	Propel	105,000	Leased
Osaka, Japan	Propel	94,000	Leased
Total		4,366,500

Item 3.            Legal Proceedings.

From time to time, the Company is involved in various legal matters considered normal in the course of its business. The Company intends to vigorously defend against all such claims. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

Item 4.            Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
David J. Anderson (1)	57	President and Chief Executive Officer	2000
Hans J. Cornett (2)	54	Executive Vice President — Sales and Marketing	2000
Karl J. Schmidt (3)	51	Executive Vice President and Chief Financial Officer, Treasurer	2002
James R. Wilcox (4)	59	Executive Vice President and Chief Operating Officer	2000
Ron Hanson (5)	42	Vice President — Human Resources	2003
Thomas K. Kittel (1)	56	Vice President — Propel Products	2000
Henrik Krabsen (2)	43	Vice President — Valves	2000
Finn Lyhne (2)	50	Vice President — Work Function Products	2000
Kenneth D. McCuskey (1)	50	Vice President and Chief Accounting Officer, Secretary	2000
Albert Zahalka (6)	53	Vice President — Mobile Electronics	2000

(1)          These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(2)          Prior to being appointed to a position with the Company, each of these executive officers served in various capacities with Danfoss A/S or its subsidiaries for more than the past five years.

(3)          Prior to joining the Company, Mr. Schmidt was employed by Degussa-Huls Corporation as Vice President and Chief Financial Officer.

(4)          Prior to joining the Company, Mr. Wilcox was employed by Omniquip — Textron as President — Material Handling unit.

(5)          Prior to joining the Company, Mr. Hanson was employed by Maytag Corporation as Vice President, Human Resources from January 2001 through January 2003. Prior to being employed by Maytag, Mr. Hanson served as the Director of Human Resources for the Company’s U.S. operations.

(6)          Prior to joining the Company, Mr. Zahalka was employed by Emerson Electric in various executive capacities.

PART II

Item 5.            Market for the Company’s Common Stock and Related Stockholder Matters.

Market and Dividend Information

The Company’s Common Stock is traded on the New York Stock Exchange and the Frankfurt (Germany) Stock Exchange. As of February 28, 2005, there were approximately 240 stockholders of record.

The Company is currently paying a quarterly dividend, which is subject to Board of Directors approval. In the first quarter of 2005 the Board of Directors approved paying a dividend ot $0.12 per share.

The following table sets forth the high and low prices on the New York Stock Exchange for the Company’s Common Stock since January 1, 2003, and the quarterly cash dividends declared in 2004 and 2003:

	1st	2nd	3rd	4th	Full Year
2004
High	$16.80	$17.14	$18.64	$22.15	$22.15
Low	$12.30	$13.62	$15.66	$16.80	$12.30
Dividends	$0.07	$0.07	$0.10	$0.10	$0.34
2003
High	$9.58	$11.90	$15.16	$16.97	$16.97
Low	$7.44	$7.55	$10.18	$13.40	$7.44
Dividends	$0.07	$0.07	$0.07	$0.07	$0.28

Item 6.            Selected Financial Data.

SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000 (1)
	(in millions except per share and employee data)
Operating Data:
Net sales	$1,404.2	$1,126.8	$952.3	$855.3	$782.5
Gross profit	346.1	252.4	219.0	192.6	199.4
Selling, general and administrative	200.2	156.7	128.6	122.8	98.2
Research and development	51.9	43.4	37.8	38.1	29.9
Loss on disposal of fixed assets	2.1	5.3	0.4	0.6	—
Total operating expenses	254.2	205.4	166.8	161.5	128.1
Total interest expense, net	17.4	17.4	17.2	17.4	11.2
Net income	33.2	11.2	13.7	4.3	26.0
Per Share Data:
Income per common share, basic and diluted	$0.70	$0.24	$0.29	$0.09	$0.66
Cash dividends declared per share	$0.34	$0.28	$0.28	$0.28	$0.28
Weighted average basic shares outstanding	47.4	47.4	47.4	47.0	39.2
Weighted average diluted shares outstanding	47.5	47.5	47.4	47.0	39.2
Balance Sheet Data:
Inventories	$241.6	$198.9	$164.7	$141.7	$146.2
Property, plant and equipment, net	478.5	452.9	435.1	422.5	422.7
Total assets	1,211.6	1,101.8	970.5	884.3	840.7
Total debt	345.1	355.5	318.3	298.8	245.7
Stockholders’ equity	444.1	397.2	367.3	345.8	341.4
Debt to debt plus equity (2)	41.6%	45.3%	44.7%	44.6%	39.8%
Other Data:
Backlog (at year-end)	$508.3	$408.6	$382.8	$319.9	$375.1
Depreciation and amortization	82.4	80.4	72.6	69.9	53.6
Capital expenditures	79.3	60.0	42.3	69.7	67.9
EBITDA (3)	170.2	124.0	121.8	102.1	117.1
Cash flows from (used in):
Operating activities	124.8	95.6	98.3	67.3	81.9
Investing activities	(75.5)	(65.0)	(66.3)	(110.1)	(62.3)
Financing activities	(53.3)	(28.8)	(34.4)	33.5	5.4
Number of employees (at year-end)	8,275	7,409	7,207	6,790	6,733

(1)          Includes results of Danfoss Fluid Power since May 3, 2000.

(2)          The debt to debt plus equity ratio represents the percentage of total capital attributable to external financing. As such, the denominator of the ratio includes the total debt and total stockholders’ equity shown here as well as the minority interest presented on the balance sheet.

(3)          EBITDA represents net income plus net interest expense, income tax expense (benefit), depreciation and amortization, and minority interest. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information as management of the Company believes it provides an indication with respect to the ability of Sauer-Danfoss to meet its future debt service, capital expenditures, and working capital requirements. The following table further demonstrates how EBITDA is derived from cash flows from operating activities:

	2004	2003	2002	2001	2000
Cash flows from operating activities	$124.8	$95.6	$98.3	$67.3	$81.9
Cumulative effect of change in accounting principle	—	—	(0.7)	—	—
Increase (decrease) in working capital, excluding effects of acquisitions
Accounts receivable, net	30.8	5.6	(2.8)	(4.1)	(15.4)
Inventories	24.3	7.6	(1.1)	(11.4)	20.9
Accounts payable	(22.7)	(6.1)	(2.5)	16.5	6.9
Accrued liabilities	(10.2)	(6.2)	(4.1)	(0.3)	(17.8)
Deferred income taxes and other	(9.9)	10.6	10.3	14.1	12.2
Interest expense, net	17.4	17.4	17.2	17.4	11.2
Tax expense (benefit)	15.7	(0.5)	7.2	2.6	17.2
EBITDA	$170.2	$124.0	$121.8	$102.1	$117.1

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this annual report on Form 10-K, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the agriculture, construction, road building, turf care and specialty vehicle markets specifically, has improved during 2004. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. had been improving, it remains unstable due to the uncertainty surrounding continued job creation, interest rates, and the U.S. government’s stance on the weaker dollar. The economic situation in Europe has not necessarily followed the improvement that occurred in the U.S., and the economy in China has been slowed through government intervention. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

About the Company

Sauer-Danfoss Inc. and subsidiaries (the Company) is a worldwide leader in the design, manufacture, and sale of engineered hydraulic and electronic systems and components that generate, transmit and control power in mobile equipment. The Company’s products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care and specialty equipment. The Company designs, manufactures and markets its products in the Americas, Europe and the Asia-Pacific region, and markets its products throughout the rest of the world either directly or through distributors.

Overview

The general economy in the U.S. improved substantially throughout 2004. The European economy generally also grew in 2004, but at varying degrees by country, and not as substantially as the growth experienced in the U.S. The economy in the Asia-Pacific region remains mixed as Japan’s economy appears stable but government intervention has intentionally slowed the economic growth activity in China.

In 2004 the Company introduced the PLUS 1™ operating architecture system which customers integrated into their vehicle platforms. PLUS 1 provides opportunities for growth in 2005, in addition to the new generation of hydrostatic transmissions for vehicle propel systems that the Company will introduce in 2005. Expanding market share in the Asia-Pacific region and strategic acquisitions provide additional growth opportunities for the Company. Challenges in 2004 included a worldwide shortage of raw materials, particularly steel, and higher prices for these key materials. The Company was able to recover most of the increased cost of metals with price increases to customers.

The Company’s financial condition remains strong at December 31, 2004. In 2004 the Company generated a record cash flow from operations of $124.8 million. The Company’s debt to debt plus equity ratio decreased to 41.6 percent at December 31, 2004 compared to 45.3 percent at December 31, 2003. Based on the Company’s strong cash flow, strong earnings, and the positive long-term outlook for its operations, the Company’s Board of Directors approved an increase in the quarterly dividend declared in the third quarter to $0.10 per share, or a 43 percent increase from the previous dividend level of $0.07 per share.

Executive Summary of 2004 Compared to 2003

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations as well as changes resulting from strategic acquisitions. The following table summarizes the change in the Company’s results from operations by separately identifying changes due to currency fluctuations, acquisitions, and the underlying change in operations from 2003 to 2004. This analysis is more consistent with how the Company’s management internally evaluates results.

(in millions)	2003	Currency fluctuations	Acquisitions (1)	Underlying increase (decrease)	2004
Net sales	$1,126.8	$68.4	$11.4	$197.6	$1,404.2
Gross profit	252.4	19.3	2.0	72.4	346.1
% of Net Sales	22.4%				24.6%
Selling, general and administrative	156.7	10.3	1.4	31.8	200.2
Research and development	43.5	2.6	0.1	5.7	51.9
Loss on disposal of fixed assets	5.3	0.1	—	(3.3)	2.1
Total operating costs	205.5	13.0	1.5	34.2	254.2
Operating income	46.9	6.3	0.5	38.2	91.9
% of Net Sales	4.2%				6.5%
Net interest expense	(17.4)	(0.9)	—	0.9	(17.4)
Other expense, net	(3.4)	(1.3)	0.4	0.2	(4.1)
Income before taxes and minority interest	26.1	4.1	0.9	39.3	70.4
Minority interest and equity income, net	(15.4)	—	(0.7)	(5.4)	(21.5)
Earnings before taxes	10.7	4.1	0.2	33.9	48.9
% of Net Sales	1.0%				3.5%
Income tax benefit (expense)	0.5	(1.2)	(0.1)	(14.9)	(15.7)
Net income	$11.2	$2.9	$0.1	19.0	$33.2

(1)   Consists of three months of operations of Comatrol, which was acquired in April 2003 and the results of a Japanese manufacturing location which was accounted for under the equity method of accounting in 2003.

The underlying growth in sales, which excludes the effect of currency fluctuations and acquisitions, exceeded 17 percent in 2004, in large part due to the improving economy in the U.S., which not only results in increased sales within the Americas, but also increased export business from the Company’s European and Asia-Pacific customers. The Company’s sales growth exceeded the market growth of 12 percent, which the Company determined based on the volume of units sold in the regions in which the Company distributes its products. In the second half of 2004, the Company passed the increased cost of metals used in the manufacture of its products on to its customers, resulting in additional revenue of approximately $11.0 million in 2004. Margin on total net sales increased over two percentage points due to several factors, including spreading the fixed production costs over a higher volume of units produced, reduced field recall costs, and beginning to realize the benefits of the restructurings which have occurred in recent years. Management of the Company generally targets overall margin improvement of 20 to 25 percent on each dollar of incremental sales based on the cost structure it has in place and the intent of reinvesting in the business for future growth. This target was met in 2004 as the margin on the underlying increase in net sales exceeded 36 percent.

The Company continues to pursue lean manufacturing efficiencies and expand the use of Six-Sigma quality tools to reduce waste and improve processes throughout the Company. The Company’s continuing focus on quality reduced the level of field recalls in the current year with no individually significant field recalls in 2004. In 2003 the Company incurred expense of $6.2 million on a pre-tax basis due to five unrelated field recalls. Increased emphasis on global logistics, selective outsourcing, lower-cost manufacturing methods, and a consolidated network of authorized service centers also contributed to the gross margin improving to 24.6 percent in 2004.

Management is pleased with the improved profit margins that the Company achieved in 2004, however increased operating costs partially offset the increased gross profit. In 2004, the Company incurred a total of $6.8 million of restructuring costs on a pre-tax basis related to the European sales and distributions operation, discussed below, and reorganization at certain production locations. The management rationalization within the Work Function segment, partial consolidation of the non-manufacturing functions of the Controls segment within the U.S. and completion of the relocation of the West Branch, Iowa, Work Function operations resulted in pre-tax costs of $2.4 million. In 2003 pre-tax restructuring costs related to production locations totaled $7.6 million. The lower restructuring costs in 2004 resulted in $2.4 and $3.7 million improvement in cost of sales and loss on disposal of fixed assets respectively, compared to 2003. The costs in selling, general and administrative related to restructuring were $0.9 million higher in 2004 than in 2003.

The following table summarizes the significant costs, on a pretax basis, included in the selling, general, and administrative line that contributed to the $31.8 million increase in 2004 compared to 2003. Discussion of each item is included in the previous paragraph or in the paragraphs following the table:

In millions	2004	2003	Increase
Manufacturing location restructuring	$1.4	$0.5	$0.9
European sales and distribution operations restructuring	4.0	1.3	2.7
Development of common business system	3.5	2.2	1.3
Management incentive plans	16.9	3.6	13.3
Sarbanes-Oxley Section 404 compliance	6.7	0.5	6.2
Total	$32.5	$8.1	$24.4

The restructuring of the Company’s sales and distribution operations in Europe to consolidate inventory, warehouse and distribution operations as well as streamline delivery directly from the manufacturing locations to the customer, which began in 2003, was substantially completed in 2004. Also contributing to the increase in selling, general and administrative costs in 2004 was the continuing development and implementation of a common business system to standardize business processes and provide a single interface to direct OEM customers and suppliers. The investment in the common business system will drive improved operational efficiency, customer service, and financial performance in future years after it is implemented at all Company locations over the three year period ending in 2008. As of the first quarter of 2005 three locations are operating on the new business system and three additional locations will implement the new system later in 2005.

The improved financial performance of the Company in 2004 resulted in additional costs associated with both its long-term and short-term incentive plans. Based on established performance targets for the incentive plans and the Company’s outlook on future operating results the expense in 2005 associated with the incentive plans is expected to approximate the 2004 expense. The Company implemented a new Financial Reporting Quality System, an overall quality improvement system for finance and information technology, to document and test internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. The $6.7 million of costs incurred in 2004 for the Financial Reporting Quality System relate to fees paid to external consultants, in addition to increased external audit fees related to the report on management’s assessment of internal controls over financial reporting that is required under the Sarbanes-Oxley Act of 2002.

The Company continues to deliver top line sales growth exceeding the market growth in the markets that it serves. The Company’s 15 percent compound annual growth rate in reported sales over the past ten years has outpaced the general growth within the industry. To obtain the Company’s goal of gaining market share and delivering long-term profitable growth the entire organization is focused on the following strategic operating goals:

•       Increase the component and system content on customers’ vehicles.

•       Develop uses for the Company’s technology on new types of mobile applications.

•       Continue to pursue optimal operating efficiencies though continued use of lean manufacturing.

•       Further expand the Company’s global presence.

•       Pursue appropriate acquisition targets to compliment the Company’s product portfolio.

Operating Results — 2004 Compared to 2003

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of acquisitions and currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture	21%	54%	(1)%	7%
Construction	34	6	20	24
Road building	41	13	8	18
Turf care	26	—	—	26
Specialty	36	37	16	20
Distribution	23	15	7	15

Agriculture

The agricultural market in the Americas benefited from record crop production and strong livestock markets in the U.S. in 2004. The general increase in the agriculture market resulted in large sales increases to the large OEMs in the Americas market for all products. Although Asia-Pacific provides a smaller portion of the Company’s sales in the agricultural market than the Americas and Europe, the 54 percent increase in 2004 sales represents continuing growth in this region, primarily in Japan. The agriculture market in Europe remained flat in 2004, although sales growth did occur in the fourth quarter due to increased sales to several OEMs.

Construction

Sales within the construction market increased by 34 percent in the Americas due to a combination of increased production by OEMs and share growth as Sauer-Danfoss began to supply all hydraulic system content on an application produced by a large OEM, including product previously supplied by a competitor. The Company experienced growth in Japan due to an increase in exports of skid steer loaders; however this increase was partially offset by the Chinese government intervention to slow down the economy. Exports also generated additional sales in the European region. Demand for transit mixers has had a positive effect on the European sales in the construction market.

Road Building

The Americas road building market experienced strong growth in 2004 with sales growth to all OEMs. Key customers in the Asia-Pacific region are located in China so the government economic restrictions in place during the last half of the year had a negative effect on sales growth; however growth was strong in the first half of the year, resulting in growth for the full year of 13 percent. Increased customer exports contributed to the growth in European sales in the road building market. Sales to several European customers experienced strong growth in the fourth quarter of 2004.

Turf Care

The Company’s primary business within this market comes from products produced for the consumer and commercial turf care markets in the Americas region. The consumer zero-turn radius machines continue to gain market share from traditional lawn and garden tractors, which has led to increased sales of the Company’s new zero-turn transaxle product that was introduced late in 2003. In addition, the Company experienced market share gains from sales of low speed, high torque motors produced in its Nordborg, Denmark, facility, which contributed to the 26 percent growth in sales during 2004.

Specialty Vehicles

Sales into the specialty vehicle markets increased in all regions in 2004. Growth in the aerial lift and forklift markets, after several years of decreased demand, contributed strongly to the 20 percent growth in specialty vehicles. Sales growth is also occurring in the waste management and waste recycling markets in Asia-Pacific and the telehandler and forestry markets in Europe. Sales in the European region, which comprises the majority of the specialty market, has not recovered as quickly as the Americas and the Asia-Pacific markets.

Distribution

Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog

The following table shows the Company’s order backlog and orders written activity for 2003 and 2004, in addition to the reasons why the amounts fluctuated between years. Order backlog represents the amount of customer orders received for future shipment.

(in millions)	2003	Currency fluctuation	Acquisitions	Underlying increase (decrease)	2004
Americas
Backlog at December 31	$224.4	$0.3	$—	$61.4	$286.1
Orders written	481.9	0.9	—	194.4	677.2
Asia-Pacific
Backlog at December 31	21.5	0.4	1.1	(4.8)	18.2
Orders written	85.2	5.8	6.5	3.6	101.1
Europe
Backlog at December 31	162.7	17.3	—	24.0	204.0
Orders written	558.7	63.3	6.1	80.9	709.0
Total
Backlog at December 31	408.6	18.0	1.1	80.6	508.3
Orders written	1,125.8	70.0	12.6	278.9	1,487.3

Total order backlog at the end of 2004 was $508.3 million, compared to $408.6 million at the end of 2003, an increase of 24 percent. On a comparable basis, excluding the impact of currency fluctuation and acquisitions, order backlog increased 20 percent over 2003. New sales orders written for 2004 were $1,487.3 million, an increase of 32 percent from 2003. Excluding the impact of currencies and acquisitions, total orders written in 2004 were 24 percent above the 2003 levels.

Backlog information has become less reliable as an indicator of future sales expectations as customers continue to adjust orders closer to the scheduled production dates. The decrease in lead time may be due to customers taking advantage of reduced production cycles within the Company’s facilities or due to the customer’s uncertainty on the outlook of their own markets. Although backlog does not predict future sales levels as reliably as in the past, the increase in backlog at December 31, 2004 indicates that current demand is strong and suggests strong sales in future months.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 16 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global service expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s net sales and segment income, separately identifying the impact of currency fluctuations and acquisitions in 2004.

(in millions)	2003	Currency fluctuation	Acquisitions (1)	Underlying increase (decrease)	2004
Net sales
Propel	$505.0	$20.3	$5.1	$126.1	$656.5
Work Function	345.6	27.6	—	38.9	412.1
Controls	276.2	20.5	6.3	32.6	335.6
Segment income (loss)
Propel	$50.1	$8.0	$0.2	$33.0	$91.3
Work Function	9.3	(1.0)	—	13.6	21.9
Controls	13.7	0.2	0.7	10.1	24.7
Global Services and other expenses, net	(29.5)	(2.4)	—	(18.1)	(50.0)

(1)          Consists of three months of operations of Comatrol, which was acquired in April 2003 and the results of a Japanese manufacturing location which was accounted for under the equity method of accounting in 2003.

Propel Segment

The general improvement in the economy contributed to increased sales as demand from large OEMs and distributors increased. Increased sales of $40.0 million in the America’s turf care market, as mentioned in the preceding Sales Growth by Market section, also contributed to the sales increase as consumers continue to move away from mechanical transmissions to hydrostatic transmissions. Sales, excluding increases due to fluctuations in currency and acquisitions, increased by 25 percent in 2004 compared to 2003 due to both increased sales volumes and prices.

The Propel segment converted the 25 percent underlying increase in sales to an increase in segment income of 66 percent, excluding the impact of currency fluctuations and acquisitions. This $33.0 million increase in underlying segment income is 26 percent of the underlying sales increase, meeting the Company’s internal expectations. The increase in segment income was partly due to spreading fixed costs over a higher volume of units produced. However, the Company has also continued to identify process improvements and cost reduction opportunities through the use of Six-Sigma quality tools and the pursuit of lean manufacturing efficiency. In recent years Propel segment income has been negatively impacted by increased price pressures due to customers demanding price concessions. In 2004, a focus on global purchasing initiatives reduced material costs by sourcing components to global suppliers who were more cost effective than previous suppliers and to outsource the manufacturing of components when it was cost effective to do so. In 2003, the Propel segment incurred $5.2 million of field recall costs as a result of four separate quality issues. The Company focused on revising processes to reduce the level of field recall costs which contributed to the improved segment income in 2004.

Work Function Segment

Sales in the Work Function segment increased by 11 percent, excluding the effect of currency fluctuations and acquisitions in 2004 compared to 2003. Demand for Work Function product has been high throughout 2004 resulting in production operating at near full capacity at certain Work Function locations. Due to high demand, the Work Function segment has incurred $3.4 million of airfreight costs in order to meet customer delivery requirements in 2004, which negatively impacted segment income. However the increased airfreight costs were more than offset by reduced restructuring costs and the benefits that are beginning to be realized from this restructuring. In 2003 the Company incurred approximately $7.4 million of costs related to the relocation of operations from its facilities in Sturtevant, Wisconsin, and West Branch, Iowa, to its locations in Nordborg, Denmark; Wroclaw, Poland; Freeport, Illinois; and Lawrence, Kansas. The relocation of the West Branch location was completed in 2004, which, combined with additional reorganization within the Work Function segment resulted in approximately $2.2 million of restructuring costs in 2004. In connection with the restructuring, the Company rationalized and outsourced certain low-volume product lines which is also contributing to the improved segment income in the current year. Segment income in 2004, excluding the effect of currency fluctuations and acquisitions, more than doubled from the 2003 level. The increased segment income derived from the underlying sales growth amounted to over 35 percent of the incremental sales growth, achieving management expectations. Management of the Company expects this improved profitability to continue as the Work Function segment continues to realize the benefits from previous restructurings.

Controls Segment

The Controls segment experienced sales growth of approximately 12 percent in 2004, excluding the effect of currency fluctuations and acquisitions. The PLUS 1 vehicle architecture was introduced during 2004, and although sales for the year were not a significant portion of the Controls Segment total sales, the introduction of the product has been well received. The $10.1 million increase in segment income is 31 percent of the underlying sales increase of $32.6 million, which is in line with management’s expectations.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive offices. Global services include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations. The $18.1 million increase in Global Services relates to three items. First, the Company continues to incur costs, $3.5 million in 2004, to develop a common business system for all of the Company’s worldwide operations. Costs to develop the common business system increased by $1.3 million from the 2003 amount of $2.2 million. Second, due to the Company’s improved financial performance in 2004 costs related to the Company’s incentive plans increased by $13.5 million. Outside service costs to assist in implementing the new requirements to document and test internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 were $6.7 million in 2004, an increase of $6.2 million compared to costs incurred in 2003.

Income Taxes

The Company’s effective tax rate was 32.2 percent in 2004. A decrease of previously recorded accruals for outstanding IRS audit issues on prior year’s tax returns has reduced the effective tax rate.

The American Job Creations Act of 2004 introduced a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings. This deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction certain criteria must be met, including that the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by the company’s Board of Directors. The Company has started an evaluation of the effects of the repatriation provision and may elect to apply the provision to qualifying earnings repatriations in 2005. However, the Company does not expect to be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Assuming such clarifications are made, the Company expects to complete its evaluation of the effects of the repatriation provision by the end of the second quarter in 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between $0 and $148.0 million. While the Company estimates the related potential range of additional income tax is between $0 and $2.6 million, the range is subject to change based on the technical correction legislation that is expected to be passed.

Executive Summary of 2003 Compared to 2002

The following table summarizes the Company’s 2003 and 2002 results from operations by separately identifying the impact of currency fluctuations and acquisitions. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	2002 (1)	Currency fluctuations	Acquisitions (2)	Underlying increase (decrease)	2003
Net sales	$952.3	$91.8	$26.2	$56.5	$1,126.8
Gross profit	219.0	23.4	4.9	5.1	252.4
% of Sales	23.0%				22.4%
Selling, general and administrative	128.7	12.4	2.3	13.3	156.7
Research and development	37.8	3.7	0.8	1.2	43.5
Loss on disposal of fixed assets	0.4	0.1	—	4.8	5.3
Total operating costs	166.9	16.2	3.1	19.3	205.5
Operating income	52.1	7.2	1.8	(14.2)	46.9
% of Sales	5.5%				4.2%
Net interest expense	(17.2)	(1.6)	(0.1)	1.5	(17.4)
Other expense, net	(2.9)	(1.9)	—	1.4	(3.4)
Income before taxes and minority interest	32.0	3.7	1.7	(11.3)	26.1
Minority interest and equity income, net	(11.6)	0.4	—	(4.2)	(15.4)
Earnings before taxes	20.4	4.1	1.7	(15.5)	10.7
% of Sales	2.1%				1.0%
Income tax benefit (expense)	(7.2)	(0.6)	(0.8)	9.1	0.5
Net income	$13.2	$3.5	$0.9	$(6.4)	$11.2

(1)          Excludes results of equity ownership in Comatrol.

(2)          Represents full year results of Comatrol, which was accounted for under the equity method in the first quarter of 2003 and consolidated the remainder of 2003, and the first quarter results of Thrige Electric, which was acquired in the second quarter of 2002.

The Company exceeded its own expectations in terms of sales growth by posting a 6 percent sales growth, excluding the effects of currency fluctuations and acquisitions in 2003 over 2002. This sales increase exceeded the market growth of approximately 2 percent, which the Company determined based on the volume of units sold in the regions in which the Company distributes its products. However, the margin returns on the increased sales levels in 2003 did not meet the Company’s expectations. Operating margins and net income margins were all lower in 2003 than in 2002, due in part to some strategic business decisions that the Company made during the year that were not originally planned, but also due to unexpected costs. These items are discussed in more detail below.

The most significant item to impact the Company’s financial performance in 2003 was the decision to close and relocate two of its manufacturing locations in the U.S. These facilities were located in Sturtevant, Wisconsin, and West Branch, Iowa. The total costs incurred in 2003 related to the closure of these facilities amounted to $7.6 million on a pretax basis. These costs included impairment charges on property, plant and equipment, accelerated depreciation, employee severance costs, inventory disposal costs, costs to move people and equipment to other facilities, and manufacturing inefficiencies during the shut down and move of operations from these two facilities. Approximately $3.9 million was recorded as loss on fixed assets. The remaining $3.3 and $0.4 million affected the cost of sales and selling, general and administrative lines, respectively, of the income statement. The Company did not incur any restructuring costs in 2002 and expects to incur only $0.7 million of costs related to the West Branch restructuring in 2004.

The Company’s 2003 financial results were also significantly impacted by several large field recall issues. The field recalls amounted to a total of $6.2 million on a pretax basis and impacted the gross profit line of both the Propel and Work Function segments. While the Company was not pleased to have incurred these field recalls, they related to five individual defects that were not interrelated. The Company is diligently working to understand the root cause of these defects and to enhance its processes in order to prevent this order of magnitude of field recall costs from occurring in the future. However, as the Company has identified under its Critical Accounting Estimates, warranty and field recall costs can be a recurring part of its business due to the high-precision and technical nature of its products and processes. There can be no assurances as to the frequency or significance of these costs in the future.

In addition to the above items, the Company incurred $1.3 million of expense to begin the restructuring of its sales and distribution operations in Europe, intended to reduce future operating costs by streamlining delivery directly from the manufacturing locations to the customer. The Company incurred $2.2 million of expense to begin the implementation of a common business system to standardize business processes and provide a single interface to direct OEM customers and suppliers. The investment in the common business system will drive improved operational efficiency, customer service, and financial performance in future years. In 2003, the Company also incurred $0.5 million of outside consulting fees related to the initial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002. These costs are all reflected in the selling, general and administrative expenses line on the Consolidated Statement of Income and are anticipated to continue in 2004 at varying degrees.

The items discussed above negatively impacted income from operations by $17.8 million. Excluding these items, the Company would have experienced a $3.6 million increase in operating income on the sales increase of $56.5 million, excluding the effects of currency and acquisitions, or approximately 6 percent of the incremental sales growth. The Company generally targets overall margin improvement of 20 to 25 percent on each dollar of incremental sales based on the cost structure it has in place and the intent of reinvesting in the business for future growth. Additionally, the Company experienced deterioration in gross profit margins due to the impact of the weakening U.S. currency on product sold in the U.S. that was manufactured outside the U.S. (See further discussion of currency risk below under Market Risk.) Based on the 2003 ongoing operational performance, the Company is not meeting these internal targets.

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

Construction

In the construction market, the Company also experienced sales gains in all regions of the world. The Americas’ construction market was moderately up over 2002, with the fourth quarter showing continued strengthening. In Europe, the increase in shipments was led by the smaller and mid-sized manufacturers in this market. In general, the outlook for this market in Europe is positive for many of the Company’s major customers. The Asia-Pacific region was led by the strong transit mixer business in Australia, which is expected to continue into the first half of 2004.

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

Order Backlog

The following table shows the Company’s order backlog and orders written activity for 2002 and 2003, in addition to the reasons why the amounts fluctuated between years. Order backlog represents the amount of customer orders received for future shipment.

(in millions)	2002	Currency fluctuation	Acquisitions	Underlying increase (decrease)	2003
Americas
Backlog at December 31	$224.0	$0.6	$—	$(0.2)	$224.4
Orders written	472.9	(1.0)	—	10.0	481.9
Asia-Pacific
Backlog at December 31	19.3	0.7	—	1.5	21.5
Orders written	72.8	5.2	—	7.2	85.2
Europe
Backlog at December 31	139.5	25.2	2.8	(4.8)	162.7
Orders written	451.0	86.9	26.7	(5.9)	558.7
Total
Backlog at December 31	382.8	26.5	2.8	(3.5)	408.6
Orders written	996.7	91.1	26.7	11.3	1,125.8

Total order backlog at the end of 2003 was $408.6 million, compared to $382.8 million at the end of 2002, an increase of 6.7 percent. On a comparable basis, excluding the impact of currency exchange fluctuation and acquisitions, order backlog remained flat with year-end 2002 levels. New sales orders written for 2003 were $1,125.8 million, an increase of 13.0 percent from 2002. Excluding the impact of currencies and acquisitions, total orders written in 2003 were only 1 percent above the 2002 levels. As the Company has noted in earlier communications, customers continue to adjust orders closer to the scheduled production dates, often within the scheduled shipping month. In some cases, this is a result of the customer’s uncertainty with respect to the outlook of their own markets, but it is also a sign that customers are taking advantage of reduced production cycles within the Company’s facilities. In either case, the Company’s order and backlog information has become less reliable as an indicator of future expectations.

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

(in millions)	2002	Currency fluctuation	Acquisitions	Underlying increase (decrease)	2003
Net sales
Propel	$440.2	$25.9	$—	$38.9	$505.0
Work Function	295.0	37.6	—	13.0	345.6
Controls	217.1	28.2	26.2	4.7	276.2
Segment income (loss)
Propel	$47.3	$2.0	$—	$0.8	$50.1
Work Function	19.0	2.4	—	(12.1)	9.3
Controls	5.8	2.9	1.8	3.2	13.7
Global Services and other expenses, net	(22.9)	(1.8)	—	(4.8)	(29.5)

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

The Propel segment income generated on the increased sales only amounted to 2 percent of the incremental sales over 2002, which is considered very substandard by the Company’s internal standards. During 2003, the Propel segment incurred $5.2 million of field recall costs as a result of four separate quality issues at several large OEM customers. Each of these instances had its own unique root cause and the Company is working diligently to put the proper processes and tools in place to ensure that these types of recalls do not occur in the future. Without these field recall costs, Propel segment income would have increased $6.0 million, or 13 percent of the incremental sales increase. The Propel segment income has also been impacted by increased price pressures which the Company has experienced in recent years. The Propel segment is predominantly a mature product line with enhancements coming primarily from the addition of electronic controls. Consequently, customers in this market have been very aggressive in demanding price concessions. To the extent the Company concedes price reductions without offsetting these concessions with cost reductions, the price reduction negatively impacts the segment profitability. In order to combat this impact, the Propel segment is focused on utilizing global purchasing initiatives to lower part costs through sourcing components to more cost effective global suppliers and to outsource components where the Company does not believe there is a manufacturing advantage.

Work Function Segment

While the Work Function segment experienced net sales growth over the prior year of $13.0 million, segment income declined by $12.1 million from 2002. Of this decline, approximately $7.4 million was a result of the Company’s decision during 2003 to shutdown and relocate two of its manufacturing plants in North America. In the second and third quarters of 2003, the Company shut down its steering unit manufacturing operation in Sturtevant, Wisconsin, and relocated the operations to its facilities in Nordborg, Denmark, and Wroclaw, Poland. The costs incurred for this closure, (net of savings realized already during 2003) was approximately $1.4 million. During the third quarter of 2003, the Company made the decision to shut down and relocate its West Branch, Iowa, plant. The majority of the costs to close and relocate this facility were incurred in 2003 and amounted to approximately $6.0 million. The majority of the manufacturing operations at West Branch were transferred to the Company’s Freeport, Illinois, and Lawrence, Kansas, facilities. In addition, the Company successfully rationalized and outsourced certain low-volume product lines that will also help to improve profitability in this segment in future periods. The Work Function segment also incurred $1.0 million of field recall costs due to a quality problem with one particular product at one customer. This segment is also working to implement the proper processes and tools to prevent costs of this magnitude in the future.

Controls Segment

The Controls segment experienced sales growth that was in line with the general market trend in which the Company operates. On the positive side, the Controls segment income was a very strong 67 percent of the incremental sales growth, much higher than even the Company’s internal expectations. However, the Controls segment income in 2002 was negatively impacted by a $1.2 million product rationalization charge. Excluding this item, the Controls segment income increased 41 percent of the incremental sales growth that still exceeded the Company’s internal expectations.

Global Services and other expenses, net

The Company’s Global Services and other expenses, net segment incurs costs related to internal global service departments, along with the operating costs of the Company’s executive offices that were established in 2002 in Lincolnshire, Illinois. Worldwide services such as tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations are also included in this classification. The majority of the increase in this area relates to three items: initial costs incurred to begin implementation of a common business system for all of the Company’s worldwide operations, outside service costs to assist in meeting the new requirements regarding internal controls under the Sarbanes-Oxley Act of 2002, and the additional costs related to the Company’s executive office in place for the full year of 2003 compared to only six months of 2002.

Income Taxes

The Company had a tax benefit of $0.5 million in 2003 even though it reported pre-tax net income of $10.7 million. The tax benefit is due to two primary factors. First, the majority of the restructuring costs were incurred in the U.S., which are benefited at an effective corporate tax rate of 39 percent; whereas, the majority of the earnings, primarily European based, are taxed at various statutory rates averaging approximately 30 percent. Second, the Company’s operations in China and Slovakia generated income in 2003 but there is no tax expense on these amounts as both countries have tax loss carryforwards with no previously recorded tax benefit. The Company expects its overall tax rate to return to a rate closer to the statutory rate in 2004.

Market Risk

The Company is naturally exposed to various market risks, including changes in foreign currency exchange rates and, interest rates.

Foreign Currency Changes

The Company has historically not entered into any type of foreign currency hedging or derivative arrangements to manage its exposure to fluctuations in the foreign currency markets. However, during 2002, the Company entered into a foreign currency forward contract to protect against the effects of foreign currency fluctuations for a loan to the U. S. holding company from a Danish bank denominated in euros. The Company adjusts the carrying value of the contract to market which resulted in offsetting approximately $2.8 million of foreign currency loss that would have resulted from the dollar weakening against the euro during 2004.

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

With respect to transaction risk, the impact on the Company’s operating results has not historically been significant. In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same country in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance is beginning to shift and the amount of sales made in U.S. dollars is increasing, whereas the production costs are in a currency other than the U.S. dollar. In 2004 the Company sold a total of $125.3 million into the U.S. of product that had been produced in European based currencies compared to sales into Europe of $43.6 million of product produced in U.S. dollars. This imbalance had a significant impact on the bottom line results of the Company in 2004 as the dollar became weaker in comparison to other currencies during 2004. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions. The Company is currently taking steps to analyze and understand this impact globally. Based on its analysis, the Company may decide to re-source certain operations or use hedging instruments in the future in order to protect against this margin erosion.

Additionally, the Company is impacted by translation risk in terms of comparing results from period to period.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The translation impact on making prior period comparisons with respect to the Company’s net sales can be material. As shown in the table below, the translation impact on net sales has been significant in recent years.

	Percentage Sales Growth Over Prior Year
	2004	2003	2002
As Reported	24.6%	18.3%	11.4%
Without Currency Translation Impact	18.5	8.7	8.6

During 2004, the U.S. dollar continued to weaken substantially against most foreign currencies, especially the euro. Between December 31, 2003 and December 31, 2004, the U.S. dollar weakened by 8 percent against the euro, which followed a 20 percent and 15 percent weakening in the previous two years. This has resulted in approximately 40 percent of the Company’s total balance sheet being stated 8 percent higher than the prior year since roughly 40 percent of the Company’s total assets and liabilities are denominated in the euro. As shown above, translation does affect comparisons between periods.

Interest Rate Changes

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on the total debt portfolio. The Company was a party to three interest rate swap agreements, with a combined notional amount of 8.8 million euro, that require the Company to pay interest at a fixed rate and receive interest at a variable rate. The fair value of the interest rate swap agreements is recorded as a liability of $0.6 million on the balance sheet at December 31, 2004, with the offset recorded in accumulated other comprehensive income as the derivatives are accounted for using hedge accounting. The interest rate swap agreements mature at various dates through March 2009.

The following table summarizes the maturity of the Company’s debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt (1)	Variable Rate Debt
2005	$63.5	$181.5
2006	15.3	0.2
2007	7.7	6.5
2008	14.7	—
2009	12.6	—
Thereafter	19.5	—
Total	$133.3	$188.2

(1)          Includes total principal repayments of $12.0 million on variable rate debt that the rate has been fixed through the use of interest rate swaps.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been from internally generated cash flows from operations and from borrowings under its committed and uncommitted, unsecured, credit facilities. Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its funding needs.

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

The Company has a multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006. At December 31, 2004 the Company had $129.0 million outstanding under the revolving credit facility, including amounts borrowed under ancillary facilities. The Company is required to pay a commitment fee on the unused portion of the credit facility. The commitment fee totaled $0.8 million in 2004. The Company is required to meet certain financial covenants under this facility as described in Note 7 in the Notes to Consolidated Financial Statements. The Company was in compliance with the covenants at December 31, 2004 and is not aware of any circumstances currently that would impact compliance during the next twelve months.

Cash Flows from Operations

The Company’s cash provided from operations in 2004 was a record $124.8 million, 31 percent higher than the $95.6 million generated in 2003, primarily due to increased net income. Excluding the impact of currency fluctuations and acquisitions, the accounts receivable balance increased 16 percent in 2004 compared to 2003, due to the increased sales in 2004. At December 31, 2004 there was an additional

$23.8 million invested in inventories, excluding the impact of currency and acquisition, compared to December 31, 2003 as the Company has anticipated increased demand for product in early 2005 and has prepared to meet this demand. The accounts payable balance increased in fourth quarter due to the increased inventory purchases.

Overall, the Company’s cash balances decreased by $3.8 million which is in line with the Company’s overall goal to minimize the amount of cash on its balance sheet as long as it has outstanding bank borrowings. At the end of 2004, over $5.9 million of the Company’s cash resided in China, and an additional $1.2 million was located in Brazil. These amounts were similar to the amounts of cash at each of these locations at the end of 2003. Due to the nature of governmental and other regulatory controls, it is extremely difficult to move cash out of these countries for reasons other than payment for goods shipped into these countries. As the Company continues to look at expanding its manufacturing capabilities in low cost regions, the Company will look to utilize the cash already located in these countries to fund these expansions.

Cash Used in Investing Activities

The Company has continued to selectively invest in capital equipment for its manufacturing plants for more efficient manufacturing processes and for new product development. In addition, in 2004 the Company invested over $13.2 million in the development of a new common business system which will be implemented at all locations over the next three years.

During 2004 the Company completed the acquisition of a company, as the stock was purchased over three years. The final 15 percent ownership was purchased for a net cash outlay of $4.2 million. See the discussion of Business Combinations below and Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Cash Used in Financing Activities

The Company continues to pay dividends to stockholders on a quarterly basis. The Company’s Board of Directors approved an increase in the quarterly dividend declared to $0.10 per quarter in the third quarter based on the Company’s strong cash flow, strong earnings, and the positive long-term outlook for its operations. This was a 43 percent increase from the previous dividend level of $0.07 per quarter. Total dividends paid in 2004 were $14.7 million. The Company has also repaid $23.9 million of outstanding borrowings in 2004. In addition, the Company periodically makes distributions to its minority interest partners from its various joint venture activities. The distributions can vary from year to year depending on the amount of undistributed earnings of the businesses and the needs of the partners.

Contractual Cash Obligations

The majority of the Company’s contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company’s future commitments under contractual obligations as of December 31, 2004:

Contractual Cash Obligations (3)	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$321,483	$244,987	$15,458	$14,220	$14,683	$12,557	$19,578
Interest on long-term debt (1),(2)	31,795	11,236	8,875	3,991	3,205	2,122	2,366
Capital leases	22,504	1,350	1,140	1,134	1,134	1,134	16,612
Operating leases	57,827	12,318	10,759	5,801	2,420	1,853	24,676
Rental agreements with related party Danfoss A/S	75,900	7,603	7,486	7,397	7,293	7,282	38,839
Total contractual cash obligations	$509,509	$277,494	$43,718	$32,543	$28,735	$24,948	$102,071

The following assumptions are used in the calculation of the contractual cash obligations:

(1)         The annual amount borrowed under revolving credit agreements does not change from the $123.5 million borrowed at December 31, 2004, through the maturity date of the agreements.

(2)         The rate of interest on variable rate debt of 3.5 percent will not change from December 31, 2004.

(3)         Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2004 exchange rate.

In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. For 2005, the Company anticipates contributing $8.5 million to its U.S. and U.K. pension and health benefit plans. There are no plans to fund the German pension plan, which is customary in that country.

Other Matters

Critical Accounting Estimates

The SEC’s guidance surrounding the disclosure of critical accounting estimates requires disclosures about estimates a company makes in applying its accounting policies. However, such discussion is limited to “critical accounting estimates,” or those that management believes meet two criteria: 1) the accounting estimate must require a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made, and 2) different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, must have a material impact on the presentation of the company’s financial condition, changes in financial condition or results of operations.

Besides the estimates that meet the two criteria for a “critical estimate” above, the Company makes many other accounting estimates in preparing its financial statements and related disclosures. All estimates, whether or not deemed critical, can affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including estimates not deemed “critical” under the SEC’s guidance.

The discussion below should be read in conjunction with disclosures elsewhere in this discussion and in the Notes to the Consolidated Financial Statements related to estimates, uncertainties, contingencies, and new accounting standards. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements beginning on page F-5. The development and selection of accounting estimates, including those deemed “critical,” and the associated disclosures in this discussion, have been discussed by management with the audit committee of the Board of Directors.

Inventory Valuation — As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to almost 20 percent of total assets at December 31, 2004. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) cover losses in the normal course of operation, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate writedowns to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.

Warranty Provisions — The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records liabilities for the estimated warranty costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded. Factors that affect the Company’s warranty liability include the number of units in the field currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company’s estimated warranty obligation. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as “field recalls” and in these instances, the Company will record a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Typically, field recalls are infrequent in occurrence, however, when they occur, field recalls can be for a large number of units and quite costly to rectify. Because of the sporadic and infrequent nature of field recalls, and due to the extreme range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are settled, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed at least on a quarterly basis.

Long-Lived Asset Recovery — A significant portion of the Company’s total assets consist of property, plant and equipment (PP&E) and definite life intangibles, as well as goodwill. Changes in technology or in the Company’s intended use of these assets, as well as changes in the broad global economy in which the Company operates, may cause the estimated period of use or the carrying value of these assets to change.

This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation and amortization, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. Despite management’s best efforts to determine the appropriate useful lives of its equipment, certain situations arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known. In addition, goodwill is tested for impairment at least annually. If information would become known that would change the depreciable rate of the Company’s assets by 10 percent, recorded depreciation expense would have been impacted by approximately $7.9 million.

Valuation of Trade Receivables — The Company records trade receivables due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables, looking at the historical losses incurred as a percentage of net sales, and by monitoring the financial strength of its customers. In addition, local customary practices have to be taken into account due to varying payment terms being applied in various parts of the world where the Company conducts its business. If the Company becomes aware of a customer’s inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

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

Pensions — The Company has noncontributory defined benefit pension plans for a majority of its employees. In certain countries, such as the United States and the United Kingdom, these plans are funded with plan assets whereas in other countries such as Germany, the plans are completely unfunded, which is customary. The measurement of the Company’s pension obligations and costs is dependent on a variety of assumptions determined by management and used by the Company’s actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and other experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

The assumptions used in developing the required estimates include the following key factors:

Discount rates	Inflation
Salary growth	Expected return on plan assets
Retirement rates	Mortality rates

The Company bases the discount rate assumption on investment yields available at or near year-end on corporate long-term bonds rated AA. The inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

The Company’s funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. For 2005, the Company anticipates contributing $5.9 million to its U.S. plans and $1.1 million to its U.K. plans.

Postretirement Benefits Other Than Pensions — The Company provides postretirement health care benefits for certain employee groups in the United States. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

The postretirement liability, which is determined on an actuarial basis, is recognized in the Company’s Consolidated Balance Sheets and the postretirement expense is recognized in the Consolidated Statements of Income. The Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at investment yield trends available near year-end on corporate bonds rated AA. In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. See Note 8 in the Notes to Consolidated Financial Statements for information on the assumptions used as of December 31, 2004. As of December 31, 2004, a one-percentage-point change in the assumed health care cost trend rate would impact the expense recognized in 2005 by $0.2 million and would affect the post-retirement benefit obligation by $2.1 million.

Deferred Income Taxes — Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of the differences are permanent, such as expenses which are not deductible on a tax return, and some of the differences are temporary, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally are attributable to items that can be used as a tax deduction or credit in a tax return in future years but the amount has already been included as an expense in the financial statements. Deferred tax liabilities generally represent deductions which have been taken on the tax return but have not been recognized as expense in the financial statements. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

New Accounting Policies

In May 2004 the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act) which replaced FSP 106-1 of the same name. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes its retiree health and accident plan is at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. The Company determined that the impact of the Act on the financial statements is not material and therefore is not considered a significant event. The effects of the Act were incorporated in the measurement of plan assets and obligation that was completed as of December 31, 2004 resulting in a decrease of $1.2 million in the amount of unrecognized actuarial loss disclosed in Note 8. The effects of the Act will be amortized over the expected remaining life of the Plan participants, resulting in a reduction to the postretirement benefit expense of approximately $0.1 million annually through 2012.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and eliminates the alternative of accounting for share-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant with the cost recognized over the period during which an employee is required to provide services in exchange for the award. The effective date for the Company to adopt this standard is the third quarter of 2005. As the Company is currently accounting for stock based compensation in accordance with SFAS No. 123 the impact of adopting SFAS No. 123R is not expected to be significant on the Company’s financial position or net income.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulleting No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. In addition SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in 2006. The Company has not yet completed its evaluation of the effects of adopting this statement but it is not expected to have a significant effect on the Company’s Consolidated Financial Statements.

Business Combination

During the second quarter 2004, the Company exercised its option to acquire the remaining 15 percent of the outstanding shares of Comatrol S.p.A for approximately $4.3 million. In the second quarter of 2003, the Company purchased 40 percent of the outstanding shares of Comatrol, increasing it ownership to 85 percent and therefore began to consolidate the financial results of the business. Prior to purchasing its controlling interest in Comatrol, the Company accounted for the results of its 45 percent ownership interest, acquired in the first quarter of 2002, under the equity method of accounting.

Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s Independent Registered Public Accounting Firm, KPMG LLP, perform the following non-audit services that have been approved by the Audit Committee of the Board of Directors: international and U.S. tax planning and compliance services; expatriate tax services; benefit plan audits, statutory audits and related matters, and tax and accounting technical support.

Outlook

Management of the Company anticipates that both the U.S. and European markets will continue to grow, but at a more moderate rate than the high growth experienced in 2004. The economy in the Asia-Pacific region is also expected to grow in 2005. In 2005 the Company will continue to increase production in low-cost regions, which in many cases is closer to the operations of the Company’s global customers. The Company will continue to incur costs related to the implementation of its common business system, however these costs are expected to be offset by savings from recent restructurings, including the reorganization of the European sales and distribution operations, and reduced general and administrative costs related to the implementation of the Sarbanes-Oxley Act of 2002. The positive financial results experienced in 2004 is expected to continue throughout 2005.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Certain market risks are discussed on pages 26-28 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.   Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Report of Management, and Report of Independent Registered Public Accounting Firm are presented on pages F-1 through F-34 of this report.

Item 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At December 31, 2004 the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation with the exception of the implementation of a new business system platform at two locations that provide improved general information technology controls.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining a system of internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm.

Under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, the Registant conducted an evaluation of the effectiveness of the Registrant’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrant’s evaluation under the framework in Internal Control — Integrated Framework, the Registrant’s management concluded that our internal control over financial reporting was effective as of December 31, 2004.

The Registrant’s management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is presented on pages F-35 and F-36.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information regarding directors of the Company is set forth under the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement for the annual meeting of stockholders to be held April 27, 2005, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information regarding the Company’s code of conduct and code of ethics is set forth under the section entitled “GOVERNANCE OF THE COMPANY — Code of Conduct and Code of Ethics” of the Company’s Proxy Statement for the annual meeting of stockholders to be held April 27, 2005, and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller and other Senior Financial Staff are posted on the Company’s website at www.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.

The Company’s Audit Committee Charter, Compensation Committee Charter, and Corporate Governance Guidelines are posted on the Company’s website set forth in the preceding paragraph. Also, printed copies of such charters and guidelines may be obtained, without charge, by sending a written request to the Corporate Secretary at the address set forth in the preceding paragraph.

Item 11.   Executive Compensation

Information as to Executive Compensation is set forth under the section entitled “Executive Compensation” of the Company’s Proxy Statement for the annual meeting of stockholders to be held April 27, 2005, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information regarding securities authorized for issuance under equity compensation plans is set forth under the section entitled “EXECUTIVE COMPENSATION — Equity Compensation” of the Company’s Proxy Statement for the annual meeting of stockholders to be held April 27, 2005, and is incorporated herein by reference. Information regarding security ownership is set forth under the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Company’s Proxy Statement for the annual meeting of stockholders to be held April 27, 2005, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements is set forth in Note 13 in the Notes to Consolidated Financial Statements on page F-27 of this report, and is incorporated herein by reference. Information regarding another related party transaction is set forth under the section entitled “GOVERNANCE OF THE COMPANY — Related Transaction” of the Company’s Proxy Statement for the annual meeting of stockholders to be held April 27, 2005.

Item 14.   Principal Accountant Fees and Services

Information regarding accounting services and fees is set forth under the section entitled “RATIFICATON OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Company’s Proxy Statement for the annual meeting of stockholders to be held April 27, 2005, and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following documents are filed as a part of this report.

(1)   The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002, on page F-1.

Consolidated Balance Sheets as of December 31, 2004 and 2003, on page F-2.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003, and 2002, on page F-3.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002, on page F-4.

Notes to Consolidated Financial Statements, December 31, 2004, 2003, and 2002, on pages F-5 through F-31.

Report of Management and Reports of Independent Registered Public Accounting Firm, KPMG LLP, on pages F-32 through F-36.

(2)   The following schedule:

Schedule II, Valuation and Qualifying Accounts, on page F-37.

Report of Independent Registered Public Accounting Firm, KPMG LLP, on Schedule II, on page F-38.

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

10.1(d)	The Lease Agreement for the Company’s Osaka, Japan facility is attached hereto.
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

10.1(y)	The Executive Employment Agreement with Ronald C. Hanson dated July 1, 2003, is attached as Exhibit 10.1(z) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
10.1(z)	The Consulting Agreement with Klaus Murmann dated May 5, 2004, is attached as Exhibit 10.1(z) to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.
10.1(aa)

The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1 (s) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ab)

The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan amended and restated as of March 4, 2004, is attached as Exhibit 10.1(ab) to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.

10.1(ac)

The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives is attached as Exhibit 10.1(t) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(ad)

The First Amendment to the Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives referred to in Exhibit 10.1(ac) above, which renames the Plan to the Sauer-Danfoss Inc. Supplemental Retirement Benefit Plan for Certain Key Executives, is attached as Exhibit 10.1(ad) to the Company’s Form Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.

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

10.1(ai)

Amendment No. 1 to the Compact Controls, Inc. 401(k) Plan and Amendment No. 3 to the Sauer-Danfoss Employees’ Savings Plan, effective December 23, 2001, is attached as exhibit 10.1(ah) to the Company’s Form 10-K filed on March 15, 2004 and is incorporated herein by reference.

10.1(aj)

Amendment Number Four to the Sauer-Danfoss Employees’ Savings Plan, effective February 8, 2002, is attached as exhibit 10.1(ai) to the Company’s Form 10-K filed on March 15, 2004 and is incorporated herein by reference.

10.1(ak)

The Fifth Amendment to the Sauer-Danfoss Employees’ Savings Plan, effective February 25, 2002, is attached as exhibit 10.1(aj) to the Company’s Form 10-K filed on March 15, 2004 and is incorporated herein by reference.

10.1(al)

Amendment Number 6 to the Sauer-Danfoss Employees’ Savings Plan, effective July 24, 2002, is attached as exhibit 10.1(ak) to the Company’s Form 10-K filed on March 15, 2004 and is incorporated herein by reference.

10.1(am)

Amendment Number 7 to the Sauer-Danfoss Employees’ Savings Plan, effective January 20, 2003, is attached as exhibit 10.1(al) to the Company’s Form 10-K filed on March 15, 2004 and is incorporated herein by reference.

10.1(an)

Amendment Number Eight to the Sauer-Danfoss Employees’ Savings Plan, effective January 24, 2003, is attached as exhibit 10.1(am) to the Company’s Form 10-K filed on March 15, 2004 and is incorporated herein by reference.

10.1(ao)

Amendment Number 9 to the Sauer-Danfoss Employees’ Savings Plan, effective December 18, 2003, is attached as exhibit 10.1(an) to the Company’s Form 10-K filed on March 15, 2004 and is incorporated herein by reference.

10.1(ap)	Amendment Number Ten to the Sauer-Danfoss Employees’ Savings Plan, effective January 1, 2004, is attached hereto.

10.1(aq)	Amendment Number Eleven to the Sauer-Danfoss Employees’ Savings Plan, effective January 1, 2004, is attached hereto.
10.1(ar)

The European Employees’ Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(as)

The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(at)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(as) above is attached as Exhibit 10.1 (v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(aw)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(av) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ax)

The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1(ak) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(ay)

The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1 (ac) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(az)

The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft mbH is attached as Annex A to the Company’s Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.

10.1(ba)

The Sauer-Danfoss Employees’ Retirement Plan as amended and restated, effective January 1, 2000, and renamed as of May 3, 2000, is attached as Exhibit 10.1(ah) to the Company’s Form 10-Q filed on November 15, 2000, and is incorporated herein by reference.

10.1(bb)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ba) above, is attached as Exhibit 10.1(ax) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(bc)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ba) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(bd)	The Third Amendment, effective January 1, 2001 to the Sauer-Danfoss Employees’ Retirement Plan, referred to in Exhibit 10.1(ba) above, is attached hereto.
10.1(be)	Amendment Number Four, effective January 1, 2004 to the Sauer-Danfoss Employees’ Retirement Plan, referred to in Exhibit 10.1(ba) above, is attached hereto.
10.1(bf)	The First Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective September 1, 1998, is attached hereto.
10.1(bg)	The Second Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, dated December 1999, is attached hereto.
10.1(bh)

The Third Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2001, is attached as Exhibit 10.1(al) to the Company’s Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.

10.1(bi)

Amendment Number Four to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 8, 2002, is attached as Exhibit 10.1(ap) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(bj)

The Fifth Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective February 25, 2002, is attached as Exhibit 10.1(aq) to the Company’s Form 10-K filed on March 29, 2002, and is incorporated herein by reference.

10.1(bk)

Amendment Number 6 to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 20, 2003, is attached as exhibit 10.1(bd) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(bl)

The Seventh Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2004, is attached as exhibit 10.1(be) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(bm)	Amendment Number Eight to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2004, is attached hereto.
10.1(bn)

The Sauer-Danfoss Racine Employees’ Savings Plan, effective December 1, 2000, is attached as Exhibit 10.1(am) to the Company’s Form 10-Q filed on November 14, 2001, and is incorporated herein by reference.

10.1(bo)

The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(bc) to the Company’s Form 10-K filed on March 12, 2003 and is incorporated herein by reference.

10.1(bp)

The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as exhibit 10.1(bk) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(bq)

The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan, effective January 1, 2004, is attached as exhibit 10.1(bk) to the Company’s Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.

10.1(br)

Amendment Number One to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricuttural Implement Workers of American and its Local Union No 285, effective September 1, 2001 is attached hereto.

10.1(bs)

Amendment Number Two to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricuttural Implement Workers of American and its Local Union No 285, effective January 1, 2002 is attached hereto.

10.1(bt)

Amendment Number Three to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricuttural Implement Workers of American and its Local Union No 285, effective January 1, 2000 is attached hereto.

10.1(bu)

Amendment Number Four to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricuttural Implement Workers of American and its Local Union No 285, effective September 30, 2004 is attached hereto.

21	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)          The exhibits that are listed under Item 15(a)(3) above are filed or incorporated by reference hereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER-DANFOSS INC.
	BY:	/s/ KENNETH D. MCCUSKEY
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary
Date: March 14, 2005

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

Signature	Title	Date
/s/ DAVID J. ANDERSON	Director and President and Chief	March 14, 2005
David J. Anderson	Executive Officer
/s/ KARL J. SCHMIDT	Executive Vice President and Chief	March 14, 2005
Karl J. Schmidt	Financial Officer, Treasurer
/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting	March 14, 2005
Kenneth D. McCuskey	Officer, Secretary
/s/ OLE STEEN ANDERSEN	Director	March 14, 2005
Ole Steen Andersen
/s/ JØRGEN M. CLAUSEN	Director	March 14, 2005
JØrgen M. Clausen
/s/ NICOLA KEIM	Director	March 14, 2005
Nicola Keim
/s/ JOHANNES F. KIRCHHOFF	Director	March 14, 2005
Johannes F. Kirchhoff

/s/ HANS KIRK	Director	March 14, 2005
Hans Kirk
/s/ F. JOSEPH LOUGHREY	Director	March 14, 2005
F. Joseph Loughrey
/s/ KLAUS H. MURMANN	Director	March 14, 2005
Klaus H. Murmann
/s/ SVEN MURMANN	Director	March 14, 2005
Sven Murmann
/s/ STEVEN H. WOOD	Director	March 14, 2005
Steven H. Wood

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Net Sales	$1,404,159	$1,126,774	$952,308
Costs and Expenses:
Cost of sales	1,058,075	874,410	733,316
Selling, general and administrative	200,142	156,658	128,646
Research and development	51,913	43,456	37,806
Loss on disposal of fixed assets	2,119	5,328	381
Total costs and expenses	1,312,249	1,079,852	900,149
Operating income	91,910	46,922	52,159
Nonoperating Income (Expenses):
Interest expense	(18,403)	(18,748)	(22,510)
Interest income	988	1,348	5,291
Other, net	(4,052)	(3,358)	(2,224)
Nonoperating expenses, net	(21,467)	(20,758)	(19,443)
Income Before Income Taxes and Minority Interest	70,443	26,164	32,716
Minority Interest and Equity Income, net	(21,522)	(15,405)	(11,099)
Income Before Income Taxes	48,921	10,759	21,617
Income Tax Benefit (Expense)	(15,735)	474	(7,217)
Net Income Before Cumulative Effect of Change in Accounting Principle	33,186	11,233	14,400
Cumulative Effect of Change in Accounting Principle	—	—	(695)
Net Income	$33,186	$11,233	$13,705
Net Income per common share, basic and diluted	$0.70	$0.24	$0.29
Weighted average basic shares outstanding	47,409	47,401	47,395
Weighted average diluted shares outstanding	47,510	47,516	47,404

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	As of December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$11,273	$15,086
Accounts receivable (net of allowance for doubtful accounts of $4,671 and $4,144 in 2004 and 2003, respectively)	233,146	186,293
Inventories	241,562	198,870
Other current assets	40,131	32,965
Total current assets	526,112	433,214
Property, Plant and Equipment, net	478,543	452,913
Other Assets:
Goodwill	129,554	119,654
Other intangible assets, net	33,357	35,265
Deferred income taxes	32,990	39,258
Other	11,025	21,450
Total other assets	206,926	215,627
	$1,211,581	$1,101,754
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$23,609	$35,666
Long-term debt due within one year	244,987	189,377
Accounts payable	130,071	93,793
Accrued salaries and wages	38,637	28,558
Accrued warranty	16,392	17,196
Other accrued liabilities	44,291	36,208
Total current liabilities	497,987	400,798
Long-Term Debt	76,496	130,408
Other Liabilities:
Long-term pension liability	57,148	41,937
Postretirement benefits other than pensions	18,545	17,779
Deferred income taxes	48,454	56,126
Other	28,949	25,139
Total other liabilities	153,096	140,981
Minority Interest in Net Assets of Consolidated Companies	39,927	32,353
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 75,000 shares in 2004 and 2003; issued and outstanding 47,446 in 2004 and 47,432 in 2003	474	474
Additional paid-in capital	319,871	314,319
Retained earnings	62,257	45,202
Accumulated other comprehensive income	61,710	37,376
Unamortized restricted stock compensation	(237)	(157)
Total stockholders’ equity	444,075	397,214
	$1,211,581	$1,101,754

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unamortized Restricted Stock Compensation	Total
Year Ended December 31, 2002:
Beginning balance	47,411	$474	$313,662	$47,442	$(15,663)	$(92)	$345,823
Comprehensive income (loss):
Net income	—	—	—	13,705	—	—	—
Pension adjustment	—	—	—	—	(1,353)	—	—
Unrealized gains on hedging activities	—	—	—	—	1,427	—	—
Currency Translation	—	—	—	—	20,935	—	—
Total comprehensive income	—	—	—	—	—	—	34,714
Restricted stock grant	8	—	98	—	—	(98)	—
Restricted stock compensation	—	—	—	—	—	71	71
Cash dividends declared ($.28 per share)	—	—	—	(13,277)	—	—	(13,277)
Ending balance	47,419	474	313,760	47,870	5,346	(119)	367,331
Year Ended December 31, 2003:
Comprehensive income (loss):
Net income	—	—	—	11,233	—	—	—
Pension adjustment	—	—	—	—	(1,935)	—	—
Unrealized losses on hedging activities	—	—	—	—	(1,360)	—	—
Currency Translation	—	—	—	—	35,325	—	—
Total comprehensive income	—	—	—	—	—	—	43,263
Stock incentive expense	—	—	423	—	—	—	423
Restricted stock grant	13	—	136	—	—	(136)	—
Restricted stock compensation	—	—	—	—	—	98	98
Deemed dividend	—	—	—	(621)	—	—	(621)
Cash dividends declared ($.28 per share)	—	—	—	(13,280)	—	—	(13,280)
Ending balance	47,432	474	314,319	45,202	37,376	(157)	397,214
Year Ended December 31, 2004:
Comprehensive income (loss):
Net income	—	—	—	33,186	—	—	—
Pension adjustment	—	—	—	—	(7,655)	—	—
Unrealized losses on hedging activities	—	—	—	—	(538)	—	—
Currency Translation	—	—	—	—	32,527	—	—
Total comprehensive income	—	—	—	—	—	—	57,520
Performance unit compensation	—	—	5,344	—	—	—	5,344
Restricted stock grant	14	—	208	—	—	(208)	—
Restricted stock compensation	—	—	—	—	—	128	128
Cash dividends declared ($.34 per share)	—	—	—	(16,131)	—	—	(16,131)
Ending balance	47,446	$474	$319,871	$62,257	$61,710	$(237)	$444,075

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$33,186	$11,233	$13,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	695
Depreciation and amortization	82,363	80,377	72,593
Minority interest and equity income, net	21,522	15,405	11,099
(Increase) decrease in working capital, excluding effects of acquisitions —
Accounts receivable, net	(30,780)	(5,542)	2,763
Inventories	(24,287)	(7,616)	1,146
Accounts payable	22,705	6,121	2,465
Accrued liabilities	10,191	6,188	4,106
Change in deferred income taxes	(2,174)	(12,371)	(6,813)
Other (1)	12,086	1,763	(3,476)
Net cash provided by operating activities	124,812	95,558	98,283
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(79,257)	(59,991)	(42,278)
Payments for acquisitions and license rights, net of cash acquired	(5,656)	(7,202)	(25,084)
Proceeds from sales of property, plant and equipment	9,367	2,204	1,090
Net cash used in investing activities	(75,546)	(64,989)	(66,272)
Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(14,978)	1,120	(6,025)
Net borrowings (repayments) on revolving credit facility	33,420	33,018	(45,950)
Net borrowings (repayments) of long-term debt	(42,355)	(34,200)	40,460
Payments for debt financing costs	—	(1,824)	—
Cash dividends	(14,706)	(13,280)	(13,277)
Distribution to minority interest partners	(14,711)	(13,667)	(9,625)
Net cash used in financing activities	(53,330)	(28,833)	(34,417)
Effect of Exchange Rate Changes on Cash	251	953	479
Cash and Cash Equivalents:
Net increase (decrease) during the year	(3,813)	2,689	(1,927)
Beginning balance	15,086	12,397	14,324
Ending balance	$11,273	$15,086	$12,397
Supplemental Cash Flow Disclosures:
Interest paid	$17,984	$18,581	$20,775
Income taxes paid	$12,324	$12,825	$11,083

(1)   Primarily related to Long-Term Incentive Plan in 2004.

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation —

Sauer-Danfoss Inc., a U.S. Delaware corporation, and subsidiaries (the Company) is a worldwide leader in the design, manufacture, and sale of engineered hydraulic and electronic systems and components that generate, transmit and control power in mobile equipment. The Company’s products are used by original equipment manufacturers of mobile equipment, including construction, road building, agricultural, turf care, and specialty vehicle equipment. The Company’s products are sold throughout the world either directly or through distributors.

The consolidated financial statements represent the consolidation of all companies in which the Company has a controlling interest and are stated in accordance with accounting principles generally accepted in the United States. All significant intercompany balances, transactions and profits have been eliminated in the consolidated financial statements.

Use of Estimates —

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

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

Trade Receivables —

The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its customers. If the Company becomes aware of a customer’s inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Inventories —

Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the inventory valuation method in place prior to acquisition, either weighted average or first-in, first-out (FIFO). The percentage of year-end inventory valued under the LIFO, FIFO, and average cost methods was 17%, 42%, and 41%, respectively, for 2004 and 18%, 39%, and 43%, respectively, for 2003.

Property, Plant and Equipment and Depreciation —

Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($36,533, $27,208, and $20,264 in 2004, 2003, and 2002, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income.

Goodwill and Other Intangible Assets —

Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill is not amortized, but tested for impairment at least annually. Intangible assets consist primarily of trade names, technology, and customer relationships and are recorded at cost or fair value at the time of acquisition. Intangible assets are amortized on a straight-line basis over their legal or estimated useful lives, which range from three to thirty-five years.

Product Warranty —

The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records warranty liabilities for the estimated costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded. Factors that affect the Company’s warranty liability include the number of units in the field currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company’s estimated warranty obligation. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as field recalls and in these instances, the Company records a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Due to the sporadic and infrequent nature of field recalls, and the potential for a range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis, if not more frequently. The following table presents the activity in the accrued warranty and field recall accounts for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Balance at January 1	$17,196	$14,242	$8,472
Amounts assumed in acquisition	—	—	434
Charged to costs and expenses	2,930	8,757	7,482
Settlement of warranty and field recall claims	(4,318)	(6,979)	(2,763)
Effect of exchange rate changes	584	1,176	617
Balance at December 31	$16,392	$17,196	$14,242

Impairment of Long-Lived Assets and Assets to be Disposed Of —

Consistent with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset is impaired, the Company recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets.

Income Taxes —

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities, net operating loss carryforwards, and tax credit carryforwards and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Income Per Share —

Basic net income per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) exercise of restricted stock shares, and (ii) granting of shares under the long-term incentive plan, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plan will be achieved. Shares under both the restricted stock plan and the long term incentive plan have an exercise price of zero.

Fair Value of Financial Instruments —

The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.

The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities. At December 31, 2004, the Company estimated the fair value of its long-term debt, including amounts due within one year, at $327,378 compared to its carrying value of $321,483. The estimated fair value of long-term debt at December 31, 2003 was $325,473 compared to its carrying value of $319,785. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Translation of Non-U.S. Currencies —

Assets and liabilities of consolidated non-U.S. subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each period, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in stockholders’ equity. Gains or losses on transactions denominated in non-U.S. currencies and the related tax effects are reflected in the consolidated statements of income. Due to changes in translation rates between periods, comparisons of balances and revenue and expense activity between periods may not be meaningful.

Derivatives and Hedging —

Derivative financial instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value.

Interest rate swaps, which are designated as cash flow hedges, are used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2004, the Company has three interest rate swaps outstanding that mature at various dates through March 2009. The combined notional amount of the three contracts is 8,852 euros at December 31, 2004. There is no ineffectiveness of the interest rate

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

swaps and therefore, the changes in fair value of the derivatives is recorded in accumulated other comprehensive income (loss).

The Company entered into a foreign currency contract to protect against the effects of foreign currency fluctuations for a loan to the U.S. holding company from a Danish bank denominated in euros. At December 31, 2004 the notional amount of this contract, which expires in January 2005, was 25,350 euros. The mark-to-market gain or loss due to currency fluctuations on both the loan and the currency contract are reported in other income (expense) in the consolidated statements of income with the asset and liability in the consolidated balance sheets adjusted to fair value.

New Accounting Principles —

In May 2004 the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernizaton Act of 2003” (the Act) which replaced FSP 106-1 of the same name. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes its retiree health and accident plan is at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. The Company determined that the impact of the Act on the financial statements is not material and therefore is not considered a significant event. The effects of the Act were incorporated in the measurement of plan assets and obligation that was completed as of December 31, 2004 resulting in a decrease of $1,214 in the amount of unrecognized actuarial loss disclosed in Note 8. The effects of the Act will be amortized over the expected remaining life of the Plan participants, resulting in a reduction to the postretirement benefit expense of $145 annually through 2012.

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

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” in 2003. SFAS No. 148, which amended SFAS No. 123, provides alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. The Company adopted the recognition provisions of SFAS No. 123 as of January 1, 2003 using the fair-value method. In accordance with SFAS No. 148, the Company selected the prospective method of reporting this change in accounting principle, which allowed the Company to apply the recognition provisions to all employee awards granted, modified or settled after January 1, 2003. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and eliminates the alternative of accounting for share-based compensation using Accounting Principles Board (APB) Opinion No. 25, “Accounting for

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Stock Issued to Employees.” The revised standard requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant with the cost recognized over the period during which an employee is required to provide services in exchange for the award. The effective date for the Company to adopt this standard is the third quarter of 2005. As the Company is currently accounting for stock based compensation in accordance with SFAS No. 123 the impact of adopting SFAS No. 123R is not expected to be significant on the Company’s financial position or net income.

The Company adopted SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” in 2003, with additional disclosure provided in 2004. This statement added certain disclosure requirements for the major categories of plan assets, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer’s contributions expected to be paid to the plans during the next fiscal year, and interim disclosures of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. This statement required additional disclosure only, as provided in Note 8, and had no effect on the Company’s financial position or net income.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity. The Company adopted SFAS No. 150 in 2003 and reviewed all joint venture agreements that may require different accounting treatment under SFAS No. 150 than previously adopted.

Effective January 1, 2002 the Company adopted SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting be used for all business combinations, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. In connection with the adoption of SFAS No. 142, the Company performed an evaluation of goodwill as of January 1, 2002, which indicated that goodwill related to the open circuit reporting unit within the Work Function segment was impaired. The Company recognized a $695 noncash after-tax charge as a cumulative effect of change in accounting principle for the write-off of goodwill related to the open circuit reporting unit. Each year since adoption, the Company has completed its annual test for potential goodwill impairment consistent with the methodology applied upon adoption in 2002. No additional impairment was indicated as a result of these tests.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulleting No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in 2006. The Company has not yet completed its evaluation of the effects of adopting this

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

statement but it is not expected to have a significant effect on the Company’s consolidated financial statements.

Reclassifications —

Certain previously reported amounts have been reclassified to conform to the current period presentation.

(2) Business Combinations:

During the second quarter of 2004, the Company exercised its option to acquire the remaining 15% of Comatrol S.p.A for approximately $4,300. The Company acquired Comatrol, located in Reggio Emilia, Italy, with approximately 100 employees and $22,000 in annual sales, for its manufacturing and product technology. In the second quarter of 2003, the Company purchased 40% of the outstanding shares of Comatrol, increasing its ownership percentage to 85%, and therefore began to consolidate the financial results of the business. Prior to purchasing the controlling interest in Comatrol, the Company accounted for the results of its 45% ownership interest, acquired in the first quarter 2002, under the equity method of accounting. The Company completed the allocation of the purchase price in 2004, resulting in $1,042 being reclassified from intangible assets to goodwill. The total purchase price paid to acquire Comatrol was approximately $22,100. The Company recognized intangible assets of approximately $600 and $2,200 for technology and customer relationships, respectively, in connection with the Comatrol acquisition. The transaction also resulted in recognizing approximately $14,500 of goodwill.

In 2003, the Company completed the allocation of purchase price for the acquisition of Thrige Electric, a low voltage motor business, which was acquired in the second quarter of 2003. The final purchase price allocation resulted in $2,554 being reclassified from goodwill to intangible assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance as of January 1, 2003	$32,030	$19,121	$54,137	$105,288
Goodwill acquired during period	—	—	9,431	9,431
Reclassify goodwill to intangible assets	—	—	(2,554)	(2,554)
Translation adjustment	2,139	1,277	4,073	7,489
Balance as of December 31, 2003	34,169	20,398	65,087	119,654
Goodwill acquired during period	—	—	4,009	4,009
Reclassify intangible assets to goodwill	—	—	1,042	1,042
Translation adjustment	1,329	793	2,727	4,849
Balance as of December 31, 2004	$35,498	$21,191	$72,865	$129,554

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(3) Restructuring Charges:

The Company began to restructure its European sales and distribution operations during 2003, which continued throughout 2004. During 2003 the Company relocated the operations of its Sturtevant, Wisconsin, and West Branch, Iowa, locations to other existing facilities and outsourced certain processes to reduce costs and increase efficiencies. The West Branch operations relocation was completed in 2004 in addition to management reorganizations within the Work Function segment. The costs related to the Sturtevant and West Branch restructurings were included in the Work Function segment. The charges related to the European sales and distribution restructuring were allocated to all segments. The following table summarizes the restructuring charges incurred in 2004 and 2003:

	Work Function		European Sales Operations
	2004	2003	2004	2003
Employee termination costs	$1,338	$863	$2,323	$1,195
Employee retraining & relocation costs	148	237	176	62
Property and equipment impairment and loss on disposal	131	3,879	—	—
Coordinating team	—	—	1,166	—
Equipment relocation costs	136	1,527	—	—
Other costs	470	1,129	743	64
Total	$2,223	$7,635	$4,408	$1,321

In addition to the Work Function and European sales and distribution restructuring, the Company incurred $165 of employee termination costs related to the partial consolidation of the U.S. non-manufacturing functions within the Controls segment. The cost for restructuring in 2004 totaled $6,796 consisting of $1,320, $5,345, and $131 included in cost of sales, selling, general and administrative expenses, and loss on disposal of fixed assets, respectively. The cost for restructuring in 2003 totaled $8,956 consisting of $3,281, $1,796, and $3,879 included in cost of sales, selling, general and administrative expenses, and loss on disposal of fixed assets, respectively.

The West Branch and Sturtevant relocations were completed in March 2004 and June 2003, respectively. The European sales and distribution restructuring will be completed in early 2005; additional costs are not expected to be significant.

(4) Inventories:

The composition of inventories is as follows:

	December 31,
	2004	2003
Raw materials	$93,275	$73,311
Work in process	57,561	38,862
Finished goods and parts	102,115	95,781
LIFO allowance	(11,389)	(9,084)
Total	$241,562	$198,870

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(5) Property, Plant and Equipment and Property Held for Disposal:

The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2004	2003
Cost —
Land and improvements	$14,346	$13,547
Buildings and improvements	109,845	107,646
Machinery and equipment	1,006,162	938,069
Construction in progress	52,502	33,342
Plant and equipment under capital leases	17,888	16,519
Total cost	1,200,743	1,109,123
Less — accumulated depreciation.	(722,200)	(656,210)
Net property, plant and equipment	$478,543	$452,913

Depreciation expense for 2004, 2003, and 2002 was $79,307, $77,584, and $68,951, respectively.

During 2001, the Company closed a manufacturing facility in Racine, Wisconsin, as part of a restructuring related to an acquisition. This property, with a carrying value of $6,900, was classified as a current asset on the consolidated balance sheets at December 31, 2003 and included in Global Services for segment reporting. In 2004 this property was sold and a gain on sale of approximately $600 was recognized in the income statement.

In connection with the West Branch relocation discussed in Note 3 the Company determined the land and building at that location would be sold. In 2003, the Company reduced the carrying value of the property to approximately $3,600 and recorded an impairment charge of approximately $1,500, which was included in loss on disposal of fixed assets on the consolidated statements of income. At December 31, 2003 the building was included in property, plant and equipment of the Work Function segment. The Company also has an undeveloped piece of land in Brooklyn Park, Minnesota, which has a carrying value of approximately $3,000. These two properties are classified as other current assets on the consolidated balance sheets at December 31, 2004 and are included in Work Function and Global Services, respectively, for segment reporting. The land in Minnesota was also classified as a current asset at December 31, 2003. Based upon its most recent analysis, the Company believes that no further impairments existed at December 31, 2004.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(6) Intangible Assets

The following table summarizes the components of the other intangible asset balances at December 31, 2004 and 2003:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2004
Cost	$19,000	$11,346	$6,889	$7,786	$45,021
Accumulated amortization	2,172	3,163	1,710	4,619	11,664
Other intangible assets, net	$16,828	$8,183	$5,179	$3,167	$33,357
December 31, 2003
Cost	$19,000	$11,358	$7,271	$6,272	$43,901
Accumulated amortization	1,629	2,254	433	4,320	8,636
Other intangible assets, net	$17,371	$9,104	$6,838	$1,952	$35,265

Amortization of intangible assets was $3,056, $2,793 and $3,642 in 2004, 2003 and 2002, respectively. Amortization expense is expected to be approximately $2,500, $2,200, $1,800, $1,600, and $1,500 in 2005 through 2009.

(7) Long-Term Debt:

Long-term debt outstanding at December 31, 2004 and 2003 consisted of the following:

	2004		2003
	Long-term debt due within one year	Long-term debt	Long-term debt due within one year	Long-term debt
Multicurrency Revolving Facility	$123,528	$—	$84,855	$—
German Long-Term Bank Facilities maturing through 2018	4,577	33,030	3,276	29,700
Danish Bank Facility	111,944	—	84,908	50,693
U.S. 1997 Senior Notes, due through 2007	4,000	8,000	3,000	13,000
U.S. 2000 Senior Notes, due through 2010	—	35,000	—	35,000
U.S. Industrial Development Revenue Bonds	—	—	8,530	—
Other borrowings	938	466	4,808	2,015
Total	$244,987	$76,496	$189,377	$130,408

Multicurrency and Non-U.S. Bank Facilities

In September 2003 the Company entered into a Multicurrency Revolving Facility Agreement (the Agreement). Under the Agreement the Company may borrow up to $250,000 through September, 2006. Debt issuance costs of approximately $1,800 were capitalized and are being amortized to interest expense over the Agreement’s three-year term. The Agreement includes a material adverse change clause, which

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(7) Long-Term Debt: (Continued)

combined with the rollover of borrowings for intervals less than 360 days, requires all borrowings under the facility, except for the German long-term debt of $5,492 discussed below, to be classified as current.

Borrowings under the Agreement bear interest equal to the relevant interbank offering rate plus a margin ranging from 0.65% to 1.65% (0.95% at December 31, 2004), depending on the Company’s ratio of net debt to EBITDA, as defined. The weighted average interest rate on outstanding borrowings under the Agreement was approximately 3.5% at December 31, 2004. The Company is required to pay a commitment fee on the unused portion of the Agreement. As of December 31, 2004, this fee was 0.43% and the Company had incurred $787 and $288 of commitment fee expense in 2004 and 2003, respectively. The Agreement contains financial covenants relating to the Company’s EBITDA to net interest expense and net debt to EBITDA, as defined. The Company was in compliance with the covenants at December 31, 2004.

The German Long-Term Bank Facilities represent a series of long-term and short-term bank loans. Included in the $37,607 outstanding under the German Facilities at December 31, 2004 is $5,492 that is treated as a reduction of the available funds under the $250,000 Agreement discussed above. Included in the balance of $37,607 is a loan with approximately $14,000 outstanding at December 31, 2004 that is secured by property. Interest on the German facilities may be either fixed or variable depending on the individual loan. Interest rates range from 2.6% to 6.6% at December 31, 2004. These facilities contain a variety of repayment schedules and have final maturities ranging from June 2005 through June 2018.

The Danish Bank Facility represents a revolving credit facility for 800,000 krones that is available through June 2006. At December 31, 2004 the Company had 188,465 krones or $34,470 available under the facility. The outstanding borrowings at December 31, 2004 are expected to be repaid in 2005 and therefore are classified as current. The interest rates charged on this facility range from 3.15% to 5.15% at December 31, 2004. In addition, the Company is required to pay a commitment fee on the unused portion of this credit facility, which was 0.50% at December 31, 2004. The Company incurred $19 of expense in 2004 as a result of this commitment fee. No commitment fees were paid in 2003 under this facility. The Danish Long-Term Facility requires the Company to maintain certain minimum levels of profitability and equity, as defined. The Company was in compliance with the requirements at December 31, 2004.

U.S. Borrowings

On December 15, 1997, the Company issued $25,000 of 6.68% Senior Notes (1997 Senior Notes), of which $12,000 remains outstanding at December 31, 2004. The 1997 Senior Notes have remaining annual repayments from December 15, 2005 through 2007. The 1997 Senior Notes contain certain restrictions and require the maintenance of minimum tangible net worth and maximum leverage, as defined. At December 31, 2004, the Company was in compliance with these requirements.

On October 1, 2000, the Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios that are similar to the 1997 Senior Notes. At December 31, 2004, the Company was in compliance with these requirements.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(7) Long-Term Debt: (Continued)

Payments required to be made on long-term debt outstanding as of December 31, 2004, during the years ending 2005 through 2009 and for years thereafter, are $244,987, $15,458, $14,220, $14,683 $12,557, and $19,578, respectively.

(8) Pension and Postretirement Benefits other than Pensions:

The Company has noncontributory defined benefit pension plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company also provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The measurements for the U.S. pension and health benefits plans were performed at December 31, 2004 and 2003.

Pension Benefits

The Company’s funding policy for pension plans outside of Germany is to contribute annually an amount that falls within the range determined to be deductible for income tax purposes. The net pension liabilities reflected in the accompanying consolidated balance sheets result principally from unfunded pension plans of the Company’s operations in Germany, where it is common practice to fund pension obligations at the time payments are made to retirees, and the unfunded portion of the U.S. plan.

Pension expense for 2004, 2003, and 2002 for these defined benefit plans consists of the following components:

	December 31,
	2004	2003	2002
Service cost	$4,250	$4,001	$3,538
Interest cost	9,945	9,054	7,919
Expected return on plan assets	(7,528)	(6,811)	(6,824)
Amortization of prior service cost	530	657	562
Amortization of net loss	1,476	630	267
Net periodic pension expense	$8,673	$7,531	$5,462

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

The following table sets forth the plans’ funded status as of the respective balance sheet dates:

	December 31,
	2004	2003
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(165,536)	$(141,676)
Service cost	(4,250)	(4,001)
Interest cost	(9,945)	(9,054)
Plan participant contributions	(463)	(479)
Actuarial loss	(16,326)	(10,485)
Benefit payments	6,818	9,334
Effect of exchange rate changes	(6,447)	(9,175)
Benefit obligation at December 31	(196,149)	(165,536)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	100,888	83,668
Actual return on plan assets	10,978	13,627
Employer contributions	6,594	8,295
Effect of exchange rate changes	2,477	2,956
Plan participants’ contributions	463	479
Benefit payments	(5,262)	(8,137)
Fair value of plan assets at December 31	116,138	100,888
Funded status at December 31	(80,011)	(64,648)
Unrecognized actuarial (gain) loss	38,607	24,464
Unrecognized prior service cost	3,364	3,792
Net amount recognized	$(38,040)	$(36,392)

Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2004	2003
Long-term pension liability, net (1)	$(51,407)	$(35,579)
Current pension liability	(4,590)	(7,258)
Intangible asset	3,459	2,394
Accumulated other comprehensive income	14,498	4,051
Net amount recognized	$(38,040)	$(36,392)

(1)          Includes plan assets of $5,741 and $6,358 in 2004 and 2003, respectively for the U.K. plan that is included in other assets.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2004	2003	2002
Discount rates —
United States	6.00%	6.25%	7.00%
Germany	4.75	5.30-6.00	5.80-6.50
United Kingdom	5.25	5.50	5.50
Rates of increase in compensation levels —
United States	3.50	3.50	4.50
Germany	2.50	2.50	2.50
United Kingdom	4.00	4.00	3.50
Expected long-term rate of return on assets —
United States	8.50	8.50	8.50
United Kingdom	6.20	6.00	6.50

The target asset allocation for the U.S. pension assets, on average, is 60% in equity securities and 40% in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 8.5% measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 11% and fixed income securities produce an average annual yield of 6%. The target asset allocation for the U.K. pension assets, on average, is 56% in equity securities, 43% in fixed income securities and 1% in cash. This allocation is expected to earn an average annual rate of return of approximately 6.2%.

The weighted average asset allocations by asset category for the U.S. and U.K. pension plans at December 31 are as follows:

	U.S. Plan		U.K. Plan
	2004	2003	2004	2003
Equity securities	60%	50%	61%	60%
Debt securities	37	46	38	39
Other	3	4	1	1
Total	100%	100%	100%	100%

Postretirement Benefits

The health benefit plans covering certain groups of U.S. employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future. Health benefits for retirees of

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

non-U.S. operations, where applicable, are provided through government-sponsored plans to which contributions by the Company are required.

The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2004, 2003, and 2002, were as follows:

	2004	2003	2002
Service cost	$621	$539	$528
Interest cost	1,753	1,636	1,476
Net deferral and amortization	543	322	158
Postretirement benefit expense	$2,917	$2,497	$2,162

The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2004	2003
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(27,153)	$(22,306)
Service cost	(621)	(539)
Interest cost	(1,753)	(1,636)
Actuarial loss	(2,102)	(4,167)
Benefit payments	2,127	1,495
Accumulated postretirement benefit liability at December 31	(29,502)	(27,153)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	2,127	1,495
Benefit payments	(2,127)	(1,495)
Fair value of plan assets at December 31	—	—
Funded status	(29,502)	(27,153)
Unrecognized actuarial loss	10,957	9,374
Postretirement benefit liability	$(18,545)	$(17,779)

The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 10.0% for 2005 and is assumed to decrease ratably in 2006 through 2010 and remain level at 4.5% thereafter.

U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2004, by $2,142, and

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

increased or decreased postretirement benefit expense for 2004 by $190. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 6.0%, 6.25%, and 7.0%, for 2004, 2003, and 2002, respectively.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pensions	Health Care	Health care subsidy receipts (1)
2005	$4,739	$1,460	$—
2006	5,071	1,616	58
2007	5,538	1,802	65
2008	5,944	1,907	69
2009	6,404	1,969	71
2010 to 2014	40,267	10,940	388

(1)          See discussion of Medicare subsidy provided by the Medicare Prescription Drug Improvement and Modernization Act of 2003 in Note 1.

The Company plans to contribute approximately $8,500 to the Company pension and health benefit plans in 2005.

The Company also maintains the Sauer-Danfoss Employees’ Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $1,900 to these plans in both 2004 and 2003, and $1,800 to these plans in 2002.

(9) Income Taxes:

The Company’s income (loss) before income taxes is as follows:

	Years Ended December 31,
	2004	2003	2002
United States	$(4,973)	$(26,545)	$(2,556)
European and other	53,894	37,304	23,478
Total	$48,921	$10,759	$20,922

The Company’s primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(9) Income Taxes: (Continued)

The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2004	2003	2002
Current:
United States
Federal	$2,411	$—	$424
State	(100)	—	(966)
European and other	(21,294)	(8,403)	(9,498)
Total current	(18,983)	(8,403)	(10,040)
Deferred:
United States
Federal	3,130	6,519	1,744
State	(563)	1,179	278
European and other	681	1,179	801
Total deferred	3,248	8,877	2,823
Total income tax benefit (expense)	$(15,735)	$474	$(7,217)

A reconciliation of tax expense calculated using the U.S. statutory tax rate and recorded income tax expense based on the Company’s income before income taxes is as follows:

	Years Ended December 31,
	2004	2003	2002
Tax expense based on U.S. statutory tax rate	$(17,124)	$(3,765)	$(7,323)
Deferred tax benefit not previously recognized	—	1,886	—
Reduction of income tax accrued liability	2,600	—	—
Goodwill and nondeductible expenses	—	—	(454)
European and Asian locations’ losses not tax benefited	(1,435)	(424)	(380)
Taxes on non-U.S. locations’ income at rates which differ from the U.S. rate	3,806	1,473	1,801
State income taxes	(431)	766	(409)
Tax effect of minority interest	(1,085)	(730)	(363)
Other	(2,066)	1,268	(89)
Total income tax benefit (expense)	$(15,735)	$474	$(7,217)

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(9) Income Taxes: (Continued)

The components of the Company’s net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2004		2003
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$26,720	$—	$38,651	$—
Deferred compensation, post-retirement medical and accrued pension benefits	19,466	—	11,827	(1,909)
Fixed asset basis differences	1,468	(32,784)	1,623	(42,694)
Inventory and warranty accruals	8,385	(3,913)	8,187	(1,304)
Intangible asset fair market value step-up	—	(11,507)	—	(7,781)
Other items	10,565	(250)	8,796	(2,438)
Gross deferred tax assets/liabilities	66,604	(48,454)	69,084	(56,126)
Valuation allowance	(22,667)	—	(22,661)	—
Net deferred tax assets/liabilities	43,937	(48,454)	46,423	(56,126)
Less-current portion	(10,947)	—	(7,165)	—
Net deferred tax assets/liabilities, long-term	$32,990	$(48,454)	$39,258	$(56,126)

The valuation allowance of $22,667 at December 31, 2004 has been established against NOL and tax credit carryforwards. All of the U.S. NOL carryforward tax benefits were recorded through a business  acquisition; therefore Internal Revenue Code Section 382 will limit the amount of NOL carryforwards that may be used to offset future taxable income in any one year. To the extent the unrecognized tax benefit of certain acquired NOL carryforwards are recognized in the future, the tax benefits of such recognition will reduce goodwill. Approximately $17,000 and $5,600 of the valuation allowance related to the acquired NOL carryforwards and to foreign tax and research credits, respectively. See further discussion of the tax return carryforwards below.

As of December 31, 2004 and 2003, the Company had not provided U.S. federal income taxes on $190,629 and $149,247 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(9) Income Taxes: (Continued)

The Company had the following tax return carryforwards available to offset future years’ taxable income at December 31, 2004:

	Amount	Expiration Dates
German NOL — National	$87,033	None
German NOL — Local	27,167	None
U.S. NOL	50,332	2006—2019
Other non-U.S. NOL	8,671	2006—2014
Foreign tax credits (available to offset U.S. taxes)	7,157	2011—2014

The German NOLs reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company’s primary German operations as a flow-through entity for U.S. tax purposes. Accordingly, no net deferred tax asset has been established for the German NOL carryforwards.

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on these factors, management believes it is more likely than not that the Company will realize benefits of the net deferred tax assets as of December 31, 2004.

The American Jobs Creation Act of 2004 (AJCA) increased the number of years allowed for carryforward of foreign tax credits. The AJCA also introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings. This deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction certain criteria must be met, including that the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s Board of Directors.  The Company has started an evaluation of the effects of the repatriation provision and may elect to apply the provision to qualifying earnings repatriations in 2005. However, the Company does not expect to be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Assuming such clarifications are made, the Company expects to complete its evaluation of the effects of the repatriation provision by the end of the second quarter in 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between $0 and $148,000. While the Company estimates the related potential range of additional income tax is between $0 and $2,600, the range is subject to change based on the technical correction legislation that is expected to be passed.

The Internal Revenue Service (IRS) has audited the Company’s federal income tax returns for years 1997 through 2001. The Company received notices of proposed tax adjustments for those years and filed appeals in response to those IRS notices. Final proposed adjustments have been received for these years. The Company has reached a tentative settlement for the items under appeal. The Company has reduced its accrued liability for income taxes by $2,600 in 2004 to reflect the expected settlement.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(10) Minority Interests:

Minority interests in net assets and income reflected in the accompanying consolidated financial statements consists of:

a)               A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership, for 2004, 2003 and 2002.

b)              A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture for 2004, 2003, and 2002.

c)               A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation, for 2004, 2003, and 2002.

d)              A 49.9% minority interest held by Topcon Laser Systems in TSD Integrated Controls LLC, a U.S. limited partnership, for 2004, 2003, and 2002.

e)               A 55% minority interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation, for 2004. Prior to 2004 this entity was accounted for under the equity method but was consolidated in 2004 in accordance with the requirements of FIN No. 46R as discussed in Note 1.

f)                 A 15% minority interest held by Mr. Mose Natale Arduini in Comatrol S.p.A., an Italian corporation, from April 10, 2003 through April 30, 2004.

The following tables set forth the components of minority interest in the consolidated balance sheets:

	December 31,
	2004	2003
Hydro-Gear Limited Partnership	$25,467	$22,250
Sauer Shanghai Hydraulic Transmission Company	3,248	2,310
Sauer-Danfoss-Daikin, Ltd.	6,452	5,270
TSD Integrated Controls LLC	687	542
Daikin-Sauer-Danfoss Manufacturing, Ltd.	4,073	—
Comatrol S.p.A.	—	1,981
Total	$39,927	$32,353

The Company has a limited partnership agreement that indicates a termination date of December 31, 2035. This entity is consolidated in the Company’s financial statements. The agreement indicates that if the partnership were to terminate the assets would be distributed in accordance with each partner’s ownership percentage. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, management of the Company has estimated the current market value of the partnership. Based on this estimate, if the partnership were to terminate the Company would distribute approximately $80,000 to the minority interest owner.

Until May 3, 2000, the Company was the general partner and 80% owner of the German Operating Company. The Murmann Limited Partners had certain rights, which included an annual cash payment

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(10) Minority Interests: (Continued)

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

As a result of the Danfoss Fluid Power acquisition, the Company elected, by the action of its independent directors, to terminate the limited partnership interests. Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company issued 2,250 shares of its common stock and paid the balance of the current accounts of the Limited Partners of $3,873. The difference between the fair market value of the shares issued and the historical basis of the limited partnership interest was considered to be a deemed dividend of $17,337 under common control accounting. In addition, the agreement required the Company to pay an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company for the limited partnership interests, but not to exceed 11,942 euros, $16,241 at December 31, 2004, using an exchange rate of 1.36 euros to the U.S. dollar. As of December 31, 2002, the Company had paid $3,254 toward this tax liability. However, as of that date, the Murmann Limited Partners were in dispute in the German tax courts over the total amount of tax liability related to this transaction. In 2003, the Murmann Limited Partners incurred an additional tax liability of $621, which the Company, pursuant to the terms of the agreement, paid to the Murmann Limited Partners. The Company recorded this amount as a deemed dividend in 2003.

(11) Accumulated Other Comprehensive Income (Loss):

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2002, 2003, and 2004 follows:

	Currency Translation	Pension Adjustment	Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2002	$(14,961)	$(702)	$—	$(15,663)
Change in period	20,935	(2,003)	1,427	20,359
Income tax benefit	—	650	—	650
Balance as of December 31, 2002	5,974	(2,055)	1,427	5,346
Change in period	35,325	(2,370)	(1,360)	31,595
Income tax benefit	—	435	—	435
Balance as of December 31, 2003	41,299	(3,990)	67	37,376
Change in period	32,527	(9,458)	(674)	22,395
Income tax benefit	—	1,803	136	1,939
Balance as of December 31, 2004	$73,826	$(11,645)	$(471)	$61,710

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(12) Long-Term Incentive Plan:

The Company’s Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares and other incentive awards to officers and key employees and for the reimbursement to certain participants for the personal income tax liability resulting from such awards. The total number of shares of common stock that may be subject to awards or be issued under the Long-Term Incentive Plan shall not exceed 2,400 shares, of which no more than 1,200 shares may be issued as restricted stock.

The Company also has a Nonemployee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250 shares.

Prior to 2003, the Company accounted for employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards previously made under the Non-employee Director Stock Option and Restricted Stock plan vested over a three-year period and the effect of applying the fair value recognition provisions of SFAS No. 123 were not considered significant. The Company selected the prospective method under SFAS No. 148 for reporting this change in accounting principle.

On February 25, 2004 the Board of Directors approved granting 323 performance units under the Plan to replace all performance units and stock options previously granted, as the original targets established for those grants were no longer deemed reasonable due to unforeseen economic conditions. In addition, on that date, the Board of Directors approved granting an additional 385 performance units under the Plan. The performance units vest over one to three years and entitle the participants to receive an amount equal to the Company’s dividends during the vesting period. The settlement of performance units is in shares of company stock or cash as determined by the Compensation Committee of the Board of Directors.

Compensation cost related to the units to be distributed in company stock and in cash has been recognized based on the fair value of the equity instruments at the performance unit grant date and fair value at December 31, 2004, respectively. Compensation cost for the remaining performance units continues to be recognized over the vesting period using the estimate that one-third of the units will settle in cash and two-thirds of the units will be settled by distributed stock. The liability for the portion of the units expected to be settled in cash is adjusted based on fluctuations in the market price of company stock over the vesting period. Compensation expense for the units expected to be settled in company shares is measured based on the market price of the stock at date of grant, with an offsetting increase to additional paid in capital. During 2003 and 2002 the Company awarded performance units to employees totaling 306 and 242, respectively. As noted above, the 2004 performance units awarded replaced the performance units awarded in 2003 and 2002. Compensation expense recognized in selling, general, and administrative expenses in conjunction with the performance units outstanding was $10,458, $368 and $985 in 2004, 2003 and 2002, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(12) Long-Term Incentive Plan: (Continued)

On March 5, 2003, the Board granted 339 stock options to certain members of management. As discussed above, the stock options were replaced by performance units in 2004. At December 31, 2003, 339 stock options were outstanding and none of the options were exercisable. The Company recognized compensation expense for stock options over the vesting period based on its best estimate of the number of options that were expected to ultimately vest. Expense recognized in 2003 related to the stock options was $177.

Under the Nonemployee Director Stock Option and Restricted Stock Plan the Company awarded 14, 13, and 8 shares of restricted stock to nonemployee directors in 2004, 2003, and 2002, respectively. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. Unearned compensation related to the restricted stock is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and is being amortized ratably over the vesting period of the grants. Unearned compensation was computed based on the market value of the restricted shares. Compensation expense recognized in conjunction with the restricted stock outstanding in 2004, 2003, and 2002 amounted to $128, $98, and $71, respectively.

(13) Related Party Transactions:

In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2004, 2003, and 2002 was approximately $51,800, $47,300, and $36,900, respectively. At December 31, 2004 approximately $12,000 owed to Danfoss, A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2004, during the years ending 2005 though 2009 and for years thereafter, are $7,603, $7,486, $7,397, $7,293, $7,282, and $38,839, respectively.

The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a minority interest owner in an entity included in the Company’s  consolidated financial statements. Purchases were approximately $2,600, $1,600, and $1,300 in 2004, 2003,  and 2002, respectively.

In addition, the Company sold product totaling approximately $6,000 in 2004, to Daikin Industries Ltd. (Daikin)., a minority interest owner in an entity consolidated by the Company.  The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2004 was approximately $6,900.

The Company had advertising expense of $150 and $300 in 2004 and 2003, respectively, to sponsor a competitive sailing yacht owned by a director of the Company.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(14) Commitments, Contingencies, and Guarantees:

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2004, 2003, and 2002, was $19,615, $15,132, and $11,513, respectively.

Minimum future rental commitments under all noncancelable operating leases as of December 31, 2004, during the years ending 2005 through 2009 and for the years thereafter, are $12,318, $10,759, $5,801, $2,420, $1,853, and $24,676, respectively.

The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2004, during the years ending 2005 through 2009 and for the years thereafter, are $1,350, $1,140, $1,134, $1,134, $1,134, and $16,612, respectively.

The Company, from time to time, is involved in various legal matters considered normal in the course of its business. The Company intends to vigorously defend against all such claims. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity or financial position.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(15) Quarterly Financial Data (Unaudited):

Summarized quarterly data is set forth in the following table:

	Quarter
	First	Second	Third	Fourth	Total
2004
Net sales	$361,054	$379,117	$324,729	$339,259	$1,404,159
Gross profit	87,677	106,187	77,811	74,409	346,084
Net income (loss)	11,023	21,607	7,744	(7,188)	33,186
Basic and diluted net income (loss) per common share	$0.23	$0.46	$0.16	$(0.15)	$0.70
2003
Net sales	$300,425	$308,462	$255,370	$262,517	$1,126,774
Gross profit	71,674	77,295	51,964	51,431	252,364
Net income (loss)	10,165	11,262	(2,229)	(7,965)	11,233
Basic and diluted net income (loss) per common share (1)	$0.21	$0.24	$(0.05)	$(0.17)	$0.24
2002
Net sales	$243,048	$264,117	$223,920	$221,223	$952,308
Gross profit	58,932	67,984	47,474	44,602	218,992
Net income (loss)	6,688	9,327	(586)	(1,724)	13,705
Basic and diluted net income (loss) per common share	$0.14	$0.20	$(0.01)	$(0.04)	$0.29

(1)          Basic and diluted net income (loss) per common share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic and diluted net income (loss) per common share may not agree to the annual total.

(16) Segment and Geographic Information:

The Company reports its operating segments around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric motors, and valves that control and direct the power of a vehicle. Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums and amortization of intangible assets from certain business combinations.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(16) Segment and Geographic Information: (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment’s portion of the total Company's net income, excluding net interest expense, income taxes, minority interest, and equity in net earnings of affiliates. The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2004, 2003, and 2002, respectively:

				Global
	Propel	Work Function	Controls	Services	Total
2004
Trade sales	$656,482	$412,046	$335,631	$—	$1,404,159
Segment income (loss)	91,316	21,828	24,687	(49,973)	87,858
Interest expense					(18,403)
Interest income					988
Minority interest and equity income					(21,522)
Income before income taxes					48,921
Depreciation and amortization expense	34,564	24,466	14,789	8,544	82,363
Total assets	417,684	340,272	269,378	184,247	1,211,581
Capital expenditures	28,156	21,838	14,122	15,141	79,257
2003
Trade sales	$505,012	$345,536	$276,226	$—	$1,126,774
Segment income (loss)	50,101	9,287	13,659	(29,483)	43,564
Interest expense					(18,748)
Interest income					1,348
Minority interest and equity income					(15,405)
Income before income taxes					10,759
Depreciation and amortization expense	34,100	23,563	14,614	8,100	80,377
Total assets	375,977	301,066	234,896	189,815	1,101,754
Capital expenditures	16,056	18,102	14,634	11,199	59,991
2002
Trade sales	$440,221	$294,952	$217,135	$—	$952,308
Segment income (loss)	47,269	19,046	5,804	(22,879)	49,240
Interest expense					(22,510)
Interest income					5,291
Minority interest and equity income					(11,099)
Income before income taxes					20,922
Depreciation and amortization expense	32,586	19,469	10,950	9,588	72,593
Total assets	351,458	264,107	188,291	166,659	970,515
Capital expenditures	10,936	17,000	10,581	3,761	42,278

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands, except per share data)

(16) Segment and Geographic Information: (Continued)

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)			Long-Lived Assets (2)
	2004	2003	2002	2004	2003
United States	$598,007	$455,520	$418,692	$169,896	$183,609
Germany	134,513	108,654	87,234	77,267	70,001
Italy	100,072	82,663	65,254	34,006	29,397
France	76,142	60,963	46,311	1,092	1,080
Japan	60,896	43,820	35,379	3,962	2,396
United Kingdom	57,448	50,420	51,468	23,290	24,196
Sweden	52,475	42,788	34,024	6,731	4,501
Denmark (3)	22,187	19,020	15,090	218,736	193,530
Slovakia (3)	1,223	1,021	1,063	58,117	52,669
Other countries	301,196	261,905	197,793	59,382	67,903
Totals	$1,404,159	$1,126,774	$952,308	$652,479	$629,282

(1)          Net sales are attributed to countries based on location of customer.

(2)          Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)          Majority of this country’s sales are shipped outside of the home country where the product is produced.

No single customer accounted for 10% or more of total consolidated sales in any year presented.

(17) Subsequent event:

In February 2005 the Compensation Committee of the Board of Directors determined that the remaining performance units outstanding would be completely settled in company stock, but a value withheld to meet the minimum statutory withholding requirements of the Company in the countries where the individual participants pay tax. In accordance with SFAS No. 123R, “Share-Based Payment,” which the Company will adopt in 2005, this change represents a modification of the original award and therefore these units will be accounted for as equity units with compensation expense recognized based on the fair value of the Company’s stock price at the modification date. The liability accrued at the date of modification will be reclassified as additional paid-in capital upon modification of the awards.

Report of Management

Management Oversight

Sauer-Danfoss believes that good corporate governance promotes ethical business practices, demands meticulous accounting policies and procedures, and includes a structure with effective checks and balances. The management of Sauer-Danfoss Inc. is responsible for the integrity and objectivity of the financial information presented in this annual overview report. Sauer-Danfoss believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applying certain estimates and judgments as required.

Our management is responsible for establishing and maintaining a system of internal controls over financial reporting. This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit function that coordinates its activities with the Company’s independent auditors.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Independent Oversight

All of our directors are skilled business leaders. The members of the Board and each committee have express authority to retain outside advisors. The Board and each committee perform annual self-evaluations in order to assess their performance and to ensure that the Board and committee structure is providing effective oversight of corporate management.

Our Audit Committee is composed entirely of independent outside directors. The Committee meets periodically with management, internal auditors, and the independent auditors, both separately and jointly, to discuss internal accounting controls and the quality of financial reporting. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their audits and their opinions on the adequacy of internal controls and the quality of financial reporting. The Audit Committee has the direct responsibility for the appointment of the independent accounting firm to be retained for the coming year, subject to stockholder approval.

Disclosure Controls

We have established rigorous procedures to ensure that we provide complete and accurate disclosure in our publicly filed documents. Our Disclosure Committee, made up of key individuals from various corporate functions, has been in place for the past few years. This Committee meets at least quarterly to review public filings, and earnings releases, and to discuss any potential disclosure issues that may arise. We have established a “whistle-blower” hotline for employees, customers, suppliers or any stakeholder anywhere in the world to anonymously submit any concern they may have regarding corporate controls or ethical breaches. All complaints are investigated, and where necessary, concerns involving our financial statements, public disclosures or management are directed to our Audit Committee.

Code of Legal and Ethical Business Conduct

The Sauer-Danfoss Code of Legal and Ethical Business Conduct is based not just solely on what we have a right to do, but even more importantly, on what is the right thing to do. Annually, we reiterate the vital importance of our Code of Legal and Ethical Business Conduct by requiring employees is key functional areas to certify their compliance with the standards of the Code.

David J. Anderson	Karl J. Schmidt
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Shareholders of Sauer-Danfoss Inc.:

We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As described in note 12 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation expense. As described in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Des Moines, Iowa
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Sauer-Danfoss Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Sauer-Danfoss Inc. (a Delaware corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sauer-Danfoss Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Des Moines, Iowa
March 14, 2005

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2003, and 2004
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Balance Recorded on Acquisition	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2002:
Allowance for doubtful accounts	$5,570	103	(2,626)	132	193	$3,372
For the year ended December 31, 2003:
Allowance for doubtful accounts	$3,372	497	(487)	330	432	$4,144
For the year ended December 31, 2004:
Allowance for doubtful accounts	$4,144	411	(147)	—	263	$4,671

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders of Sauer-Danfoss Inc.:

Under date of March 14, 2005, we reported on the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15.(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the 2004, 2003, and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, expressed an unqualified opinion on  management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Des Moines, Iowa
March 14, 2005