Form 10-Q
period 2005-03-31
SAUER DANFOSS INC
filed 2005-05-10
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14097

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

Yes  ☒    No ☐

As of May 4, 2005, 47,498,232 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net Sales	$422,585	$361,054

Costs and Expenses:
Cost of sales	323,597	273,377
Selling, general and administrative	57,068	47,223
Research and development	15,406	13,213

Total costs and expenses	396,071	333,813

Operating income	26,514	27,241

Nonoperating Income (Expenses):
Interest expense, net	(4,319)	(4,534)
Other, net	1,611	498

Nonoperating expenses, net	(2,708)	(4,036)

Income Before Income Taxes and Minority Interest	23,806	23,205

Minority Interest and Equity Income, net	(7,383)	(5,823)

Income Before Income Taxes	16,423	17,382

Provision for Income Taxes	(5,613)	(6,359)

Net income	$10,810	$11,023

Net income per common share, basic and diluted	$0.23	$0.23
Weighted average basic shares outstanding	47,450,732	47,404,768
Weighted average diluted shares outstanding	47,659,284	47,461,129

Dividends declared per common share	$0.12	$0.07

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,442	$11,273
Accounts receivable, less allowances	288,122	233,146
Inventories	232,172	241,562
Other current assets	33,063	40,131
Total current assets	565,799	526,112

Property, Plant and Equipment, net	460,234	478,543

Other Assets:
Goodwill	123,691	129,554
Other intangible assets, net	31,900	33,357
Deferred income taxes	30,421	32,990
Other	10,647	11,025
Total other assets	196,659	206,926
	$1,222,692	$1,211,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$48,220	$23,609
Long-term debt due within one year	236,187	244,987
Accounts payable	127,102	130,071
Accrued salaries and wages	42,902	46,988
Accrued warranty	17,354	16,392
Other accrued liabilities	48,408	35,940
Total current liabilities	520,173	497,987

Long-Term Debt	76,124	76,496

Other Liabilities:
Long-term pension liability	55,314	57,148
Postretirement benefits other than pensions	18,665	18,545
Deferred income taxes	46,000	48,454
Other	24,366	28,949
Total other liabilities	144,345	153,096

Minority Interest in Net Assets of Consolidated Companies	45,168	39,927

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000,000 shares in 2005 and 2004; issued and outstanding 47,484,732 in 2005 and 47,445,768 in 2004	475	474
Additional paid-in capital	326,266	319,871
Retained earnings	67,369	62,257
Accumulated other comprehensive income	42,973	61,710
Unamortized restricted stock compensation	(201)	(237)
Total stockholders’ equity	436,882	444,075
	$1,222,692	$1,211,581

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Stockholders’ Equity

Beginning Balance, December 31, 2004	47,445,768	$474	$319,871	$62,257	$61,710	$(237)	$444,075

Period Ended March 31, 2005 (Unaudited):
Comprehensive income (loss):
Net income	—	—	—	10,810	—	—	—
Unrealized gains on hedging activities	—	—	—	—	7	—	—
Currency translation	—	—	—	—	(18,744)	—	—
Total comprehensive income (loss)	—	—	—	—	—	—	(7,927)
Performance units vested	38,964	1	(1)	—	—	—	—
Modification of performance units	—	—	3,544	—	—	—	3,544
Restricted stock and performance unit compensation	—	—	2,852	—	—	36	2,888
Cash dividends declared, ($.12 per share)	—	—	—	(5,698)	—	—	(5,698)
Ending balance	47,484,732	$475	$326,266	$67,369	$42,973	$(201)	$436,882

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash Flows From Operating Activities:
Net income	$10,810	$11,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,360	20,238
Minority interest and equity income, net	7,383	5,823
Restricted stock and performance unit compensation	2,888	416
Changes in working capital-
Accounts receivable, net	(62,107)	(55,823)
Inventories	1,020	3,617
Prepaid assets	6,711	1,617
Accounts payable	978	8,969
Accrued liabilities	11,134	11,855
Change in deferred income taxes	853	(2,279)
Other	3,555	5,768
Net cash provided by operating activities	5,585	11,224

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(18,443)	(10,834)
Proceeds from sale of property, plant and equipment	342	23
Net cash used in investing activities	(18,101)	(10,811)

Cash Flows From Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	26,005	(7,691)
Net borrowings on revolving credit facility	1,273	31,978
Net repayments of long-term debt	(4,299)	(11,410)
Cash dividends	(4,744)	(3,320)
Distributions to minority interest partners	(1,948)	(3,720)

Net cash provided by financing activities	16,287	5,837

Effect of Exchange Rate Changes	(2,602)	(2,087)

Cash and Cash Equivalents:
Net increase during the period	1,169	4,163
Beginning balance	11,273	15,086

Ending balance	$12,442	$19,249

Supplemental Cash Flow Disclosures:
Interest paid	$4,402	$2,839
Income taxes paid	$4,590	$1,640

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies -

Basis of Presentation and Principles of Consolidation –

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses.  Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2005.

Use of Estimates —

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

New Accounting Principles –

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” in December 2004, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and eliminates the alternative of accounting for share-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   The revised standard requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant with the cost recognized over the period during which an employee is required to provide services in exchange for the award.  The Company adopted SFAS No. 123R in the first quarter of 2005 with no impact on the Company’s financial position or net income as the Company was previously accounting for stock-based compensation in accordance with SFAS No. 123.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company is required to adopt SFAS No. 151 in 2006.  The Company has not yet completed its evaluation of the effects of adopting this statement but it is not expected to have a significant effect on the Company’s consolidated financial statements.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2)                                     Basic and Diluted Per Share Data -

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture.  Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plan, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plan will be achieved.  Shares under both the restricted stock plan and the long-term incentive plan have an exercise price of zero.  The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three-month periods ended March 31, 2005 and 2004:

	March 31, 2005			March 31, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic net income	$10,810	47,450,732	$0.23	$11,023	47,404,768	$0.23
Effect of dilutive securities: Restricted stock	—	24,645	—	—	18,522	—
Performance units	—	183,907	—	—	37,839	—
Diluted net income	$10,810	47,659,284	$0.23	$11,023	47,461,129	$0.23

3)                                     Inventories-

The composition of inventories is as follows:

	March 31, 2005	December 31, 2004
Raw materials	$96,988	$93,275
Work in process	52,316	57,561
Finished goods and parts	94,762	102,115
LIFO allowance	(11,894)	(11,389)
Total	$232,172	$241,562

4)                                     Long-Term Incentive Plans -

Under the 1998 Long-Term Incentive Plan (the Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees.  Refer to Note 12 in the Notes to Consolidated Financial Statements in the Company’s 2004 annual report filed on Form 10-K for additional information.

In February 2005 the Compensation Committee of the Board of Directors determined that all remaining performance units outstanding would be settled 100% in company stock with a value withheld to meet the minimum statutory withholding requirements of the Company in the countries where the individual participants pay tax.  In accordance with SFAS No. 123R, “Share-Based Payment,” this change was a modification of the original award and therefore these units are being accounted for as equity units with compensation expense recognized based on the fair value of the Company’s stock price at the modification date.  The liability accrued in previous years related to the modified performance units was reclassified to additional paid-in-capital at the time the awards were modified.

In February 2005 the Compensation Committee approved granting 324,000 performance units under the Plan.  In accordance with SFAS No. 123R, compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in-capital.

5)                                     Pension and Postretirement Benefits Other than Pensions –

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels.  Pension expense for the three months ended March 31, 2005 and 2004 for the defined benefit plans consists of the following components:

	Three months ended March 31,
	2005	2004
Service cost	$1,294	$1,139
Interest cost	2,904	2,460
Expected return on plan assets	(2,238)	(2,072)
Amortization of prior service cost	159	122
Amortization of net loss	482	269
Net periodic pension expense	$2,601	$1,918

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.  The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended March 31,
	2005	2004
Service cost	$155	$152
Interest cost	438	429
Net deferral and amortization	135	133
Postretirement benefit expense	$728	$714

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

The following table presents the significant items by operating segment for the results of operations for the three-month periods ended March 31, 2005 and 2004 and balance sheet data as of these dates:

	Propel	Work Function	Controls	Global Services and Other Expenses	Total
March 31, 2005
Trade sales	$209,862	$115,732	$96,991	$—	$422,585
Segment income (expense)	30,179	3,449	6,861	(12,364)	28,125
Interest expense, net					(4,319)
Minority interest and equity income					(7,383)
Income before income taxes					16,423
Depreciation and amortization expense	9,765	6,667	3,926	2,002	22,360
Capital expenditures	7,739	4,621	5,759	324	18,443
Total assets	428,665	330,372	275,381	188,274	1,222,692

March 31, 2004
Trade sales	$171,334	$105,957	$83,763	$—	$361,054
Segment income (expense)	21,094	6,257	7,997	(7,609)	27,739
Interest expense, net					(4,534)
Minority interest and equity income					(5,823)
Income before income taxes					17,382
Depreciation and amortization expense	8,903	5,810	3,573	1,952	20,238
Capital expenditures	4,129	1,942	1,504	3,259	10,834
Total assets	391,136	296,416	240,449	199,536	1,127,537

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net sales (1)		Long-Lived Assets (2)
	Three Months Ended March 31,		March 31,
	2005	2004	2005	2004
United States	$191,066	$150,065	$169,288	$177,542
Germany	40,999	35,981	61,096	66,000
Italy	28,384	27,151	31,484	27,283
France	22,713	20,339	1,030	526
United Kingdom	15,874	15,217	21,583	23,636
Japan	19,676	12,772	5,319	591
Sweden	16,789	14,342	6,362	6,061
Denmark (3)	5,753	5,979	196,914	187,117
Slovakia (3)	293	294	54,645	50,345
Other countries	81,038	78,914	78,751	63,848

Total	$422,585	$361,054	$626,472	$602,949

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Sauer-Danfoss Inc. and Subsidiaries (the Company)

Safe Harbor Statement - This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this quarterly report, contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements.  Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the agriculture, construction, road building, turf care, material handling and specialty vehicle markets specifically, has, in recent months, been stronger than in prior years.  It is difficult to determine if past experience is a good guide to the future.  While the economy in the U.S. has been improving, it remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices, and the U.S. government’s stance on the weaker dollar.  The economic situation in Europe has not necessarily followed the improvement that has occurred in the U.S., and the economy in China has been slowed through government intervention.   Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations.  Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

About the Company

Sauer-Danfoss Inc. and subsidiaries (the Company) is a worldwide leader in the design, manufacture, and sale of engineered hydraulic and electronic systems and components that generate, transmit and control power in mobile equipment.  The Company’s products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care material handling, and specialty equipment.  The Company designs, manufactures and markets its products in the Americas, Europe and the Asia-Pacific region, and markets its products throughout the rest of the world either directly or through distributors.

Executive Summary

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations.  In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations as well as changes resulting from strategic acquisitions.  The following table summarizes the Company’s first quarter 2005 and 2004 results from operations, separately identifying the impact of currency fluctuations.  This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended March 31, 2004	Currency Fluctuations	Underlying increase (decrease)	Three months ended March 31, 2005
Net sales	$361.1	$10.6	$50.9	$422.6
Gross profit	87.6	3.5	7.9	99.0
% of Sales	24.3%			23.4%

Selling, general and administrative	47.2	1.5	8.4	57.1
Research & development	13.2	0.4	1.8	15.4
Total operating costs	60.4	1.9	10.2	72.5
Operating income	$27.2	$1.6	$(2.3)	$26.5
% of Sales	7.5%			6.3%

Net sales for the first quarter 2005 increased 14 percent over 2004, excluding the effects of currency, with all regions contributing to the increase in sales.  Increased costs for overtime to produce product in high demand and costs to expedite shipments to the Americas for product lines produced in Europe where the demand is exceeding capacity, caused the overall margins to be slightly below the first quarter 2004.

Contributing to the decline in operating income, excluding the effects of currency, was a 17 percent increase in operating costs.  The Company incurred $2.6 million of costs in the first quarter of 2005 related to the assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, compared to $0.8 million of costs in the first quarter of 2004.The costs consisted of fees paid to external consultants, in addition to increased external audit fees related to the report on management’s assessment of internal controls over financial reporting.  The costs incurred in 2005 related primarily to services provided in the first quarter to complete the 2004 assessment. In addition, the Company continued to implement the new common business system that has been in the development process since 2003.  Implementation of the common business system resulted in expense of $5.3 million in 2005.  This amount was significantly higher than the $0.6 million of expense incurred in the same period of 2004 because the Company was able to capitalize the majority of the development costs in 2004.  Additionally, costs related to the Company’s incentive plans increased $2.2 million compared to 2004 due to the continued improvement of the Company’s primary performance measure, return on net assets, compared to previous years.     Conversely, in the first quarter of 2005 the Company did not have any significant restructuring costs compared to the first quarter of 2004 when the Company incurred $1.1 million of restructuring costs related to the remaining costs of relocation of its West Branch, Iowa, operations.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales Growth by Market

The following table summarizes the Company’s sales growth by market.  In 2005 the material handling market, previously classified in the specialty market, is separately identified due to the increased size of this market.   The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture	10%	42%	6%	12%
Construction	29	32	10	12
Road building	50	(16)	9	14
Turf care	19	—	—	19
Material Handling	45	12	14	22
Specialty	25	(3)	(1)	3
Distribution	28	(11)	1	10

Agriculture

Sales in all regions increased in the agriculture market.  The North American market sales increase was due to increased demand in the general agriculture market and specifically the increased demand for sprayers.  In addition, the Company is providing applications for new windrower and sprayer business from current customers.  The 42 percent increase in Asia-Pacific sales is due to customers exporting increased levels of garden tractors to the U.S.  European sales in the first quarter increased slightly from 2004 and the outlook in the European agriculture market looks flat for the remainder of 2005.

Construction

The construction market also saw increased sales in all regions in 2005.  While the general market in the Americas has improved, market share gains contributed 7 points of the 29 percent increase in 2005.  Construction sales in Asia-Pacific also benefited from customer exports to the U.S., specifically in skid steer loaders.  However, the Asia-Pacific sales volume was reduced by approximately 20 percent due to the actions of the Chinese government to slow its economic growth.  Increased demand in the transit mixer market in Europe, partially offset by reduced demand for backhoe loaders, contributed to the 10 percent increase in sales in Europe.

Road Building

The general road building market in the Americas has improved for the current and the preceding three quarters.  In the Asia-Pacific region demand from Chinese road roller manufacturers decreased; however, this was partially offset by increased demand from Japanese road roller manufacturers.  Overall, the Asia Pacific region experienced a 16 percent decrease in sales in 2005 compared to the first quarter of 2004.

Turf Care

The overall turf care market has continued to improve in 2005.  The Company’s primary business within this market comes from products for the consumer and commercial turf care markets in the Americas region.  Continued strength in consumer zero-turn radius machines, which continue to gain market share from traditional lawn and garden tractors, has led to continued increases in sales of the Company’s zero-turn transaxle product.  Sales of low speed, high torque motors produced in the Nordborg, Denmark facility and packaged with the Company’s hydrostatics also contributed to the 19 percent sales increase in the Americas.

Material Handling

The Material Handling market consists primarily of aerial lift and lift truck products.  Increased sales in the aerial lift market, which are being compared to lower sales levels in recent years, is the main contributor to the 45 percent increase in sales in the Americas.  Sales to several different customers have contributed to the 14 percent increase in sales in Europe, where the 2005 material handling market is expected to grow at higher rates in 2005 than experienced in 2004.  The Asia-Pacific region increase in sales is based on relatively low levels of sales compared to the other regions.

Specialty Vehicles

Specialty Vehicles include a variety of markets including forestry, marine, waste management and waste recycling.  The overall 3 percent increase in sales in the specialty markets is driven primarily by sales in the Americas, where the general market has improved, after several years of depressed sales levels.  Contributing to the higher sales in 2005 is the development of a fully integrated outboard hydraulic steering system for the marine environment.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Order Backlog

The following table shows the Company’s order backlog and orders written activity, excluding currency fluctuations.  Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	Three months ended March 31, 2004	Currency fluctuations	Underlying increase (decrease)	Three months ended March 31, 2005
Americas
Backlog	$232.2	$0.3	$48.2	$280.7
Orders Written	163.0	0.3	25.0	188.3

Asia-Pacific
Backlog	26.5	(0.2)	(0.1)	26.2
Orders Written	30.5	0.7	6.9	38.1

Europe
Backlog	150.9	13.6	35.2	199.7
Orders Written	173.0	9.8	21.9	204.7

Total
Backlog	409.6	13.7	83.3	506.6
Orders Written	366.5	10.8	53.8	431.1

Total order backlog at the end of first quarter 2005 was $506.6 million, compared to $409.6 million at the end of first quarter 2004, an increase of 24 percent.  On a comparable basis, excluding the impact of currency exchange fluctuations, order backlog increased 20 percent.  The increase in backlog at the end of first quarter of 2005 reflects increased customer demand for product, which has also led to capacity constraints for certain product lines, particularly related to the Work Function segment.  The Company has implemented actions to begin production of certain of these products in the U.S., in addition to increasing capacity in Europe, to address the capacity constraints.  The high backlog level at the end of the first quarter projects strong sales for the second quarter.

New sales orders written in the first quarter 2005 were $431.1million, an increase of 18 percent over the $366.5 million of orders written in the first quarter 2004.  Excluding the impact of currencies fluctuations, total orders written in first quarter 2005 increased 15 percent compared to first quarter 2004, resulting in strong sales for the quarter as previously noted in the executive summary.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 6 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global service expenses.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended March 31, 2004	Currency fluctuations	Underlying increase (decrease)	Three months ended March 31, 2005
Net sales
Propel	$171.3	$3.5	$35.1	$209.9
Work Function	106.0	3.9	5.8	115.7
Controls	83.8	3.2	10.0	97.0

Segment income (loss)
Propel	$21.1	$0.7	$8.4	$30.2
Work Function	6.2	0.5	(3.3)	3.4
Controls	8.0	0.5	(1.6)	6.9
Global Services and other expenses, net	(7.6)	(0.2)	(4.6)	(12.4)

Propel Segment

The Propel segment experienced the strongest growth in sales in first quarter 2005 compared to 2004.  Sales have increased due to both increased sales volumes and prices.  Consumers continue to move away from mechanical transmissions to hydrostatic transmissions in the turf care market, which has contributed $13.1 million to the increased sales in the Propel segment.  The 20 percent increase in sales, excluding the effects of currency, resulted in a 40 percent increase in income for the Propel segment for the first quarter.  The Company’s focus on implementing lean manufacturing systems in recent years is contributing to the increased segment income, in addition to the increased volume, which enables the fixed production costs to be spread over more units.

Work Function Segment

Although sales in the Work Function segment increased 5 percent, excluding the effects of currency fluctuations, first quarter segment income decreased.  The Company has experienced a significant increase in demand for Work Function products in recent months, primarily from the U.S.  The increased demand has resulted in increased overtime costs, in addition to increased delivery costs to expedite the shipments.  The Company has initiated a plan to begin production of additional work function products in the U.S. by the third quarter of 2005 to reduce the capacity constraints and freight costs.  In addition, the existing European location will be installing additional capacity in the second quarter to increase production to handle the increased demand for production in the European region.  In the first quarter of 2004 the income of the Work Function segment was negatively affected by $1.1 million of restructuring costs to relocate the operations of the Company’s West Branch, Iowa, location.

Controls Segment

Net sales in the Controls segment for first quarter 2005, excluding the effects of currency fluctuations, increased 12 percent compared to first quarter 2004.  Segment income was negatively impacted by a variety of costs including start-up costs at a new production facility in India, reduced margin on the product mix sold in the first quarter of 2005, and increased research and development costs related to new products in the development stage.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office.  Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations.  The $4.5 million increase in Global services in 2005 compared to 2004, excluding the effects of currency fluctuations, relate primarily to two items.  First, outside service costs to complete the implementation of the requirements to assess internal controls for the 2004 fiscal year under Section 404 of the Sarbanes-Oxley Act of 2002, in addition to increased audit costs to test management’s assessment of internal control in the first year of the requirement, were $1.8 million higher in 2005 than in 2004.  Secondly, the Company’s expected improved financial performance for the full year over recent years resulted in increased incentive plan costs of $2.2 million in 2005.

Income Taxes

The Company’s effective tax rate was 34.2 percent in the first quarter of 2005 compared to 36.6 percent in the first quarter of 2004. The decrease in the tax rate was attributable to a smaller loss in the U.S. where no tax benefit is recorded in either year.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies.  The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk.  Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars.  Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods.  In 2004, the U.S. dollar continued to weaken against most foreign currencies, especially the euro.  The U.S. dollar has remained fairly level against other currencies throughout the first quarter of 2005, however, the U.S. dollar was weaker in the first quarter of 2005 compared to the first quarter of 2004.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio.  The Company has not entered into any new interest rate swap agreements in 2005.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have continued to be from internally generated funds from operations and from borrowings under various credit facilities. The Company has multiple funding sources that have been and continue to be available; therefore, the Company expects to have sufficient sources of liquidity to meet its funding needs for the forseeable future.

The Company has a multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006.  At March 31, 2005 there was $122.0 million outstanding under the facility, compared to $123.5 million outstanding at December 31, 2004.  The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations –

Cash flow from operations for the first quarter of 2005 was $5.6 million compared to the 2004 level of $11.2 million.  The Company generated positive cash flow from operations despite the fact that working capital needs increased from the previous period end due to the increased level of sales in the first quarter.  As expected, accounts receivable balances increased 23 percent, which is comparable to the 25 percent sales increase in first quarter compared to fourth quarter of 2004.  Increases in the accrued liabilities balance are due to payment timing differences for items such as warranties and professional services, and an increase in the accrual for dividends at the end of the quarter as discussed below in the financing section.

Cash Used in Investing Activities –

Capital expenditures in the first quarter of 2005 were $18.4 million compared to $10.8 million in the first quarter of 2004.  The increase in capital expenditures is due to investments to increase capacity to support the increased customer demand as discussed above in the Work Function segment.

Cash Used in Financing Activities –

The Company continues to pay a dividend to its stockholders on a quarterly basis.  The Company’s Board of Directors approved an increase in the quarterly dividend declared in the fourth quarter 2004,  to $0.10 per share, resulting in a distribution of $4.7 million in 2005.  This was a 43 percent increase from the $0.07 per share dividend declared for the same time period in the previous year, which resulted in a $3.3 million distribution.  In the first quarter of 2005 the Board of Directors approved an additional increase to the quarterly dividend, raising the quarterly dividend to $0.12 per share, which will be paid in the second quarter of 2005.  Increased levels of borrowings under credit facilities provided $23.0 million of cash in the first quarter of 2005.  In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” in December 2004, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and eliminates the alternative of accounting for share-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   The revised standard requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant with the cost recognized over the period during which an employee is required to provide services in exchange for the award.  The Company adopted SFAS No. 123R in the first quarter of 2005 with no impact on the Company’s financial position or net income as the Company was previously accounting for stock-based compensation in accordance with SFAS No. 123.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company is required to adopt SFAS No. 151 in 2006.  The Company has not yet completed its evaluation of the effects of adopting this statement but it is not expected to have a significant effect on the Company’s consolidated financial statements.

Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s Independent Registered Public Accounting Firm, KPMG LLP, performs the following non-audit services that have been approved by the Audit Committee of the Board of Directors:  international and U.S. tax planning and compliance services; expatriate tax services; benefit plan audits; statutory audits and related matters; and tax and accounting technical support.

Outlook

Sales were strong in the first quarter of 2005 with earnings impacted by several costs that were not present in the first quarter of 2004.  The Company is focused on taking action to reduce ongoing costs related to the requirements of the Sarbanes-Oxley Act of 2002 and to eliminate costs associated with the capacity constraints experienced in the first quarter of 2005.  These cost-reduction actions, combined with the high backlog levels at the end of the first quarter, and the strong sales forecast for 2005 projects that the Company will continue to experience positive financial results in 2005.

The Company has been developing a common business system since 2003, which will standardize business processes and provide a single interface to customers and suppliers.  The system was implemented at two German locations in early 2005 and plans are underway to implement the common business system at two additional locations in 2005, with the remaining locations to be completed in the next two years.  The investment in the common business system will drive improved operational efficiency, customer service, and financial performance in future years.

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

During the first quarter of 2005, the Company implemented a new business system at two of its non-U.S. locations.  This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings.  In addition, user access controls and segregation of duties have been improved.  While other controls within the system environment were changed as a result of this conversion, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended March 31, 2005.

Item 5.  Other Information.

On February 22, 2005, the Company’s Compensation Committee approved an increase in the annual base salary for David J. Anderson, the Company’s President and Chief Executive Officer, to $550,000.  The increase is summarized in Exhibit 10.1(bw), which is attached to this report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits.

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

10.1(d)	The Lease Agreement for the Company’s Osaka, Japan facility is attached as Exhibit 10.1(d) to the Company’s Form10-K filed on March 14, 2005, and is incorporated herein by reference.
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

10.1(r)

The Executive Employment Agreement with Thomas Kittel dated December 1, 2002, is attached as Exhibit 10.1(q) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(s)

The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(r) above with Thomas Kittel is attached as Exhibit 10.1(r) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(t)	The Executive Employment Agreement with Finn Lyhne dated December 1, 2002, is attached as Exhibit 10.1(s) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
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

10.1(ad)

The First Amendment to the Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives referred to in Exhibit 10.1(ac) above, which renames the Plan to the Sauer-Danfoss Inc. Supplemental Retirement Benefit Plan for Certain Key Executives, is attached as Exhibit 10.1(ad) to the Company’s Forme 10-Q filed on August 6. 2004, and is incorporated herein by reference.

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

10.1(ap)

Amendment Number Ten to the Sauer-Danfoss Employee’s Saving Plan, effective January 1, 2004, is attached as exhibit 10.1(ap) to the Company’s Form 10-K filed on March 14, 2005 and is incorporated herein by reference.

10.1(aq)

Amendment Number Eleven to the Sauer-Danfoss Employee’s Saving Plan, effective January 1, 2004, is attached as exhibit 10.1(aq) to the Company’s Form 10-K filed on March 14, 2005 and is incorporated herein by reference.

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

10.1(bb)

The Amendment Number One, effective December 15, 2000, to the Sauer-Danfoss Employees’ Retirement Plan referred to in Exhibit 10.1(ba) above, is attached as Exhibit 10.1(ai) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(bc)

The Second Amendment, effective March 26, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, (formerly the Sauer-Sundstrand Employees’ Savings and Retirement Plan), referred to in Exhibit 10.1(ba) above, is attached as Exhibit 10.1(ag) to the Company’s Form 10-Q filed on August 15, 2001, and is incorporated herein by reference.

10.1(bd)

The Third Amendment, effective January 1, 2001, to the Sauer-Danfoss Employees’ Retirement Plan, is attached as exhibit 10.1(bd) to the Company’s Form 10-K filed on March 14, 2005 and is incorporated herein by reference.

10.1(be)

Amendment Number Four, effective January 1, 2004, to the Sauer-Danfoss Employees’ Retirement Plan, referred to in Exhibit 10.1(ba) above, is attached as exhibit 10.1(be) to the Company’s Form 10-K filed on March 14, 2005 and is incorporated herein by reference.

10.1(bf)

The First Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective September 1, 1998, is attached as exhibit 10.1(bf) to the Company’s Form 10-K filed on March 14, 2005 and is incorporated herein by reference.

10.1(bg)

The Second Amendment to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, dated December 1999, is attached as exhibit 10.1(bg) to the Company’s Form 10-K filed on March 14, 2005 and is incorporated herein by reference.

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

10.1(bm)

Amendment Number Eight to the Sauer-Danfoss LaSalle Factory Employee Savings Plan, effective January 1, 2004, is attached as Exhibit 10.1(bm) to the Company’s Form 10-K filed on March 14, 2005, and is incorporated herein by reference.

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

10.1(br)

Amendment Number One to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local Union No 285, effective September 1, 2001, is attached as exhibit 10.1(br) to the Company’s Form 10-K filed on March 14, 2005, and is incorporated herein by reference.

10.1(bs)

Amendment Number Two to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local Union No 285, effective January 1, 2002, is attached as exhibit 10.1(bs) to the Company’s Form 10-K filed on March 14, 2005, and is incorporated herein by reference.

10.1(bt)

Amendment Number Three to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local Union No 285, effective January 1, 2000, is attached as exhibit 10.1(bt) to the Company’s Form 10-K filed on March 14, 2005, and is incorporated herein by reference.

10.1(bu)

Amendment Number Four to the Factory Pension Plan of Sauer-Danfoss (LaSalle) and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local Union No 285, effective September 30, 2004, is attached as exhibit 10.1(bu) to the Company’s Form 10-K filed on March 14, 2005, and is incorporated herein by reference.

10.1(bv)

Summary of increased non-employee director compensation, effective April 27, 2005, is attached as Exhibit 10.1(bv) to the Company’s Form 8-K filed on May 3, 2005, and is incorporated herein by reference.

10.1(bw)	Summary of increase in base salary for the Company’s President and Chief Executive Officer adopted by the Compensation Committee on February 22, 2005, which is attached hereto.
10.1(bx)

Form of 2005 Performance Unit Award Agreement under the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan (“LTIP”) representing awards of Performance Units under the LTIP granted by the Compensation Committee on February 22, 2005 to participants under the LTIP, including all executive officers, as previously reported on the Form 8-K filed by the Company on February 28, 2005. The Form of the Award Agreement is attached hereto.

10.1(by)

Form of Non-employee Director Restricted Stock Award Agreement, which is attached hereto, representing the grant of 1,500 shares of Restricted Stock awarded by the Board of Directors to each non-employee director on April 27, 2005 pursuant to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan, as previously reported in the Company’s Form 8-K filed on May 3, 2005.

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

May 10, 2005