Form 10-Q
period 2005-06-30
SAUER DANFOSS INC
filed 2005-08-04
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No ☐

As of August 1, 2005, 47,498,232 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	$438,096	$379,117	$860,681	$740,171

Costs and Expenses:
Cost of sales	328,720	272,930	652,317	546,307
Selling, general and administrative	57,005	50,006	114,073	97,229
Research and development	15,516	12,907	30,922	26,120

Total costs and expenses	401,241	335,843	797,312	669,656

Operating income	36,855	43,274	63,369	70,515

Nonoperating Income (Expenses):
Interest expense, net	(4,028)	(4,332)	(8,347)	(8,866)
Other, net	1,656	(52)	3,267	446

Nonoperating expenses, net	(2,372)	(4,384)	(5,080)	(8,420)

Income Before Income Taxes and Minority Interest	34,483	38,890	58,289	62,095

Minority Interest in Income of Consolidated Companies	(6,507)	(7,490)	(13,890)	(13,313)

Income Before Income Taxes	27,976	31,400	44,399	48,782

Provision for Income Taxes	(8,414)	(9,793)	(14,027)	(16,152)

Net income	$19,562	$21,607	$30,372	$32,630

Net income per common share, basic	$0.41	$0.46	$0.64	$0.69
Net income per common share, diluted	$0.41	$0.46	$0.64	$0.69

Weighted average basic shares outstanding	47,455,732	47,408,922	47,453,246	47,406,880
Weighted average diluted shares outstanding	47,701,016	47,462,386	47,680,265	47,443,166

Dividends declared per common share	$0.12	$0.07	$0.24	$0.14

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,232	$11,273
Accounts receivable, less allowances	276,718	233,146
Inventories	231,610	241,562
Other current assets	32,669	40,131
Total current assets	554,229	526,112

Property, Plant and Equipment, net	441,085	478,543

Other Assets:
Goodwill	121,389	129,554
Other intangible assets, net	31,040	33,357
Deferred income taxes	28,094	32,990
Other	9,064	11,025
Total other assets	189,587	206,926
	$1,184,901	$1,211,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$30,849	$23,609
Long-term debt due within one year	214,623	244,987
Accounts payable	128,585	130,071
Accrued salaries and wages	46,059	46,988
Accrued warranty	17,643	16,392
Other accrued liabilities	49,046	35,940
Total current liabilities	486,805	497,987

Long-Term Debt	70,752	76,496

Other Liabilities:
Long-term pension liability	52,843	57,148
Postretirement benefits other than pensions	18,944	18,545
Deferred income taxes	46,117	48,454
Other	22,781	28,949
Total other liabilities	140,685	153,096

Minority Interest in Net Assets of Consolidated Companies	49,536	39,927

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000,000 shares in 2005 and 2004; issued and outstanding 47,498,232 in 2005 and 47,445,768 in 2004	475	474
Additional paid-in capital	329,284	319,871
Retained earnings	81,231	62,257
Accumulated other comprehensive income	26,551	61,710
Unamortized restricted stock compensation	(418)	(237)
Total stockholders’ equity	437,123	444,075
	$1,184,901	$1,211,581

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Stockholders’ Equity

Beginning Balance, December 31, 2004	47,445,768	$474	$319,871	$62,257	$61,710	$(237)	$444,075

Period Ended June 30, 2005 (Unaudited):
Comprehensive income (loss):
Net income	—	—	—	30,372	—	—	—
Unrealized gains on hedging activities	—	—	—	—	62	—	—
Currency translation	—	—	—	—	(35,221)	—	—
Total comprehensive income (loss)	—	—	—	—	—	—	(4,787)
Performance units vested	38,964	1	(1)	—	—	—	—
Modification of performance units	—	—	3,544	—	—	—	3,544
Restricted stock grant	13,500	—	263	—	—	(263)	—
Restricted stock and performance unit compensation		—	5,607	—	—	82	5,689
Cash dividends declared, ($0.24 per share)	—	—	—	(11,398)	—	—	(11,398)
Ending balance	47,498,232	$475	$329,284	$81,231	$26,551	$(418)	$437,123

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30
	2005	2004
Cash Flows From Operating Activities:
Net income	$30,372	$32,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,183	41,156
Minority interest in income of consolidated companies	13,890	13,313
Restricted stock and performance unit compensation	5,689	6,239
Changes in working capital-
Accounts receivable, net	(60,330)	(59,754)
Inventories	(8,405)	4,946
Prepaid assets	7,229	(1,244)
Accounts payable	8,197	5,770
Accrued liabilities	22,535	23,338
Change in deferred income taxes	4,310	1,220
Other	1,174	2,051
Net cash provided by operating activities	69,844	69,665

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(38,841)	(29,537)
Proceeds from sale of property, plant and equipment	724	405
Payments for acquisitions, net of cash acquired	—	(4,156)
Net cash used in investing activities	(38,117)	(33,288)

Cash Flows From Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	9,935	(14,680)
Net repayments on revolving credit facility	(20,165)	(6,496)
Net repayments of long-term debt	(2,388)	(3,830)
Cash dividends	(10,439)	(6,641)
Distributions to minority interest partners	(4,006)	(4,840)
Net cash used in financing activities	(27,063)	(36,487)

Effect of Exchange Rate Changes	(2,705)	825

Cash and Cash Equivalents:
Net increase during the period	1,959	715
Beginning balance	11,273	15,086
Ending balance	$13,232	$15,801

Supplemental Cash Flow Disclosures:
Interest paid	$8,190	$8,906
Income taxes paid	$7,086	$3,317

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

In December 2004 the FASB issued FASB Staff Position (FSP) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Jobs Creation Act of 2004” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (AJCA) on an entity’s income tax expense and tax liability. AJCA was enacted in October, 2004 and introduced a limited time 85% dividend received deduction on the repatriation of certain foreign earnings. FSP No. 109-2 states that an entity is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet reached a decision as to whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. and as provided for in FSP No. 109-2, the Company has not yet adjusted its tax expense or tax liability to reflect the repatriation provisions of the AJCA. Based on the Company’s analysis to date, it is possible that the Company will repatriate between $0 and $100,000, with the respective tax liability ranging from $0 to

$1,300. The Company expects to be in a position to finalize its assessment later in 2005.

The FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company must adopt the requirements of FIN 47 by December 31, 2005 and is in the process of evaluating whether FIN 47 will result in the recognition of asset retirement obligations for the Company. Based on the Company’s analysis to date the effects of adopting FIN 47 is not expected to have a significant effect on the Company’s consolidated financial statements.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2)            Basic and Diluted Per Share Data -

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plan, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plan will be achieved. Shares under both the restricted stock plan and the long-term incentive plan have an exercise price of zero. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three-month and six-month periods ended June 30, 2005 and 2004:

	June 30, 2005			June 30, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three months
Basic net income	$19,562	47,455,732	$0.41	$21,607	47,408,922	$0.46
Effect of dilutive securities: Restricted stock	—	19,682	—	—	13,976	—
Performance units	—	225,602	—	—	39,488	—
Diluted net income	$19,562	47,701,016	$0.41	$21,607	47,462,386	$0.46
Six months
Basic net income	$30,372	47,453,246	$0.64	$32,630	47,406,880	$0.69
Effect of dilutive securities: Restricted stock	—	22,150	—	—	16,211	—
Performance units	—	204,869	—	—	20,075	—
Diluted net income	$30,372	47,680,265	$0.64	$32,630	47,443,166	$0.69

3)            Inventories-

The composition of inventories is as follows:

	June 30, 2005	December 31, 2004
Raw materials	$95,535	$93,275
Work in process	48,048	57,561
Finished goods and parts	100,624	102,115
LIFO allowance	(12,597)	(11,389)
Total	$231,610	$241,562

4)            Long-Term Incentive Plan -

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

In February 2005 the Compensation Committee of the Board of Directors determined that all remaining performance units outstanding would be settled 100% in company stock with a value withheld to meet the minimum statutory withholding requirements of the Company in the countries where the individual participants pay tax. In accordance with SFAS No. 123R, “Share-Based Payment,” this change was a modification of the original award and therefore these units are being accounted for as equity units with compensation expense recognized based on the fair value of the Company’s stock price at the modification date. The liability accrued in previous years related to the modified performance units was reclassified to additional paid-in-capital at the time the awards were modified. In February 2005 the Compensation Committee granted 324,000 performance units under the Plan. At June 30, 2005 there were 964,000 performance units outstanding.

In accordance with SFAS No. 123R, compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital. The Company recognized $5,607 of expense in the six months ended June 30, 2005 related to outstanding performance units granted under the Plan. The Company did not recognize any tax benefit on this expense. The Company expects to recognize approximately $14,000 of additional expense through 2007 related to the outstanding performance units.

5)            Pension and Postretirement Benefits Other than Pensions –

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2005 and 2004 for the defined benefit plans consists of the following components:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$1,315	$1,079	$2,609	$2,153
Interest cost	3,098	2,341	6,002	4,675
Expected return on plan assets	(2,551)	(1,854)	(4,789)	(3,701)
Amortization of prior service cost	189	136	348	272
Amortization of net loss	550	295	1,032	588
Net periodic pension expense	$2,601	$1,997	$5,202	$3,987

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$155	$153	$310	$304
Interest cost	438	431	875	858
Net deferral and amortization	135	134	271	266
Postretirement benefit expense	$728	$718	$1,456	$1,428

The FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) in May 2004. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act were incorporated in the measurement of the plan assets and obligation that was completed as of December 31, 2004 resulting in a decrease of $1,214 in the amount of unrecognized actuarial loss related to the Company’s retiree health and accident plan. For the six months ended June 30, 2005 the effect of the subsidy was to reduce the amortization of the net unrecognized actuarial loss, the current period service cost, and interest cost on the accumulated plan benefit obligation by $73, $6, and $36, respectively.

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

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended June 30, 2005 and 2004 and balance sheet data as of these dates:

Three months ended

	Propel	Work Function	Controls	Global Services and Other Expenses	Total
June 30, 2005
Trade sales	$218,725	$119,630	$99,741	$—	$438,096
Segment income (expense)	36,848	2,386	9,212	(9,935)	38,511
Interest expense, net					(4,028)
Minority interest in income of consolidated companies					(6,507)
Income before income taxes					27,976
Depreciation and amortization expense	9,314	6,680	3,895	2,934	22,823
Capital expenditures	7,341	7,063	5,424	570	20,398

June 30, 2004
Trade sales	$182,045	$107,935	$89,137	$—	$379,117
Segment income (expense)	35,521	10,112	8,604	(11,015)	43,222
Interest expense, net					(4,332)
Minority interest in income of consolidated companies					(7,490)
Income before income taxes					31,400
Depreciation and amortization expense	9,447	5,770	3,759	1,942	20,918
Capital expenditures	4,828	6,910	3,214	3,751	18,703

Six months ended

	Propel	Work Function	Controls	Global Services and Other Expenses	Total
June 30, 2005
Trade sales	$428,587	$235,362	$196,732	$—	$860,681
Segment income (expense)	67,027	5,835	16,073	(22,299)	66,636
Interest expense, net					(8,347)
Minority interest in income of consolidated companies					(13,890)
Income before income taxes					44,399
Depreciation and amortization expense	19,079	13,347	7,821	4,936	45,183
Capital expenditures	15,080	11,684	11,183	894	38,841
Total assets	410,639	325,362	271,108	177,792	1,184,901

June 30, 2004
Trade sales	$353,379	$213,892	$172,900	$—	$740,171
Segment income (expense)	56,615	16,369	16,601	(18,624)	70,961
Interest expense, net					(8,866)
Minority interest in income of consolidated companies					(13,313)
Income before income taxes					48,782
Depreciation and amortization expense	18,351	11,581	7,332	3,892	41,156
Capital expenditures	8,957	8,852	4,718	7,010	29,537
Total assets	384,198	310,106	250,987	193,271	1,138,562

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net sales (1)				Long-Lived Assets (2)
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2005	2004	2005	2004	2005	2004
United States	$190,978	$166,566	$382,044	$316,630	$167,620	$172,901
Germany	40,996	34,646	81,995	70,627	56,574	65,727
Italy	30,104	27,528	58,488	54,678	29,823	31,260
France	23,819	20,657	46,532	40,996	939	491
United Kingdom	16,447	13,721	32,321	28,938	19,185	22,526
Japan	19,815	15,783	39,492	28,555	4,285	3,979
Sweden	17,303	13,331	34,092	27,673	6,136	6,126
Denmark (3)	5,725	5,557	11,478	11,536	188,444	185,826
Slovakia (3)	284	273	577	567	51,231	50,998
Other countries	92,625	81,055	173,662	159,971	78,341	65,880
Total	$438,096	$379,117	$860,681	$740,171	$602,578	$605,714

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the agriculture, construction, road building, turf care, material handling and specialty vehicle markets specifically, has, in recent months, been stronger than in recent years. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. has been improving, it remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices, and the U.S. government’s stance on the weaker dollar. The economic situation in Europe has not necessarily followed the improvement that has occurred in the U.S., and the economy in China has been slowed through government intervention. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

About the Company

Sauer-Danfoss Inc. and subsidiaries (the Company) is a worldwide leader in the design, manufacture, and sale of engineered hydraulic and electronic systems and components that generate, transmit and control power in mobile equipment. The Company’s products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care, and specialty equipment. The Company designs, manufactures and markets its products in the Americas, Europe and the Asia-Pacific region, and markets its products throughout the rest of the world either directly or through distributors.

Executive Summary – Three months ended June 30, 2005

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company’s second quarter 2005 and 2004 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended June 30, 2004	Currency Fluctuations	Underlying increase (decrease)	Three months ended June 30, 2005
Net sales	$379.1	$10.8	$48.2	$438.1
Gross profit	106.2	3.5	(0.3)	109.4
% of Sales	28.0%			25.0%

Selling, general and administrative	50.0	1.5	5.5	57.0
Research & development	12.9	0.4	2.2	15.5
Total operating costs	62.9	1.9	7.7	72.5
Operating income	$43.3	$1.6	$(8.0)	$36.9
% of Sales	11.4%			8.4%

Net sales for the second quarter 2005 increased 13 percent over 2004, excluding the effects of currency, with all regions contributing to the increase in sales. Consistent with the first quarter the Company incurred high overtime costs in order to meet high product demand and significant costs to expedite shipments to the Americas for product lines produced in Europe where the demand is exceeding capacity. In addition, the Company is experiencing additional costs related to the use of subcontracting suppliers to reduce the effect of production bottlenecks. These higher costs caused margins to be lower in second quarter 2005 compared to 2004.

Contributing to the decline in operating income, excluding the effects of currency, was a 12 percent increase in operating costs. The Company’s implementation of the common business system resulted in expense of $7.1 million in 2005. This amount was significantly higher than the $0.6 million of expense incurred in the same period of 2004 because the Company was able to capitalize the majority of the costs as development costs in 2004. Costs related to the ongoing assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 resulted in costs of $1.1 million in second quarter of 2005, compared to $0.4 million of costs in the second quarter of 2004. The research and development expense increase is related to several new products in the development stage. Partially offsetting the increased costs related to the business system implementation and the assessment of internal controls were reduced costs related to the Company’s incentive plans which were $1.7 million lower in the second quarter of 2005 compared to the second quarter of 2004.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	8%	19%	7%	8%
Construction/Road Building	19	28	11	16
Specialty	27	(8)	13	16
Distribution	13	2	21	14

Agriculture/Turf Care

Increased sales in the North American sprayer market were offset by decreased tractor sales. The continued sluggish Brazilian market contributed negatively to the Americas sales growth in the agriculture market. The Company’s primary business within the turf care market comes from products for the consumer and commercial turf care markets in the Americas region. Consistent with the first quarter of 2005, continued strength in consumer zero-turn radius machines, which continue to gain market share from traditional lawn and garden tractors, has led to continued sales increases of the Company’s zero-turn transaxle product. Sales of low speed, high torque motors produced in the Nordborg, Denmark facility and packaged with the Company’s hydrostatics products also contributed to the 8 percent sales increase in the Americas. The 19 percent increase in Asia-Pacific sales is due to customers continuing to export increased levels of garden tractors to the U.S. The Company’s 7 percent increase in the European market in the second quarter is due to many new projects with customers, both existing and new, including new business to supply all tractor steering components to one customer.

Construction/Road Building

The Company increased sales in the construction and road building markets in all regions in the second quarter of 2005. The 19 percent increase in sales in the Americas market is primarily driven by the continued growth in the production of skid steer loaders. The Asia-Pacific market also benefited from the demand from skid steer loader manufacturers, in addition to continued demand from Japanese road roller manufacturers, as these products were exported to the U.S. and Indonesia. A strong European construction market in the second quarter of 2004, primarily for transit mixers, resulted in lower growth rates in the second quarter of 2005, however the European construction market remains strong. Several European customers are experiencing increased demand to export road building equipment.

Specialty

Specialty Vehicles include a variety of markets including forestry, material handling, marine, waste management and waste recycling. Growth in the aerial lift market is the main contributor to the overall 16 percent increase in sales in the specialty markets. The improving forklift market in Europe is also contributing to increased sales. The forestry market in Europe is beginning to strengthen in contrast to the American market that is weakening. The Asia-Pacific region experienced a sales decrease but has a much smaller sales base compared to the rest of the world that the Company serves.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 6 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended June 30, 2004	Currency fluctuations	Underlying increase (decrease)	Three months ended June 30, 2005
Net sales
Propel	$182.1	$3.5	$33.1	$218.7
Work Function	107.9	4.0	7.7	119.6
Controls	89.1	3.3	7.4	99.8

Segment income (loss)
Propel	$35.5	$0.7	$0.6	$36.8
Work Function	10.1	0.5	(8.2)	2.4
Controls	8.6	0.6	—	9.2
Global Services and other expenses, net	(11.0)	(0.2)	1.3	(9.9)

Propel Segment

The Propel segment experienced the strongest growth, with an 18 percent increase in sales, excluding the effects of currency fluctuations, in second quarter 2005 compared to 2004. Sales have increased due to both increased sales volumes and prices. Consumers continue to move away from mechanical transmissions to hydrostatic transmissions in the turf care market, which has contributed over $7.0 million to the increased sales in the Propel segment in the second quarter of 2005 compared to 2004. Segment income was negatively impacted by $2.6 million of costs related to the business system implementation.

Work Function Segment

Although sales in the Work Function segment increased 7 percent, excluding the effects of currency fluctuations, second quarter segment income decreased. The Company has experienced a significant increase in demand for Work Function products in recent months, primarily from the U.S. The increased demand has resulted in increased overtime costs and more use of subcontract suppliers, in addition to increased airfreight delivery costs to expedite shipments. The European location incurred costs in the second quarter of 2005 to reorganize the current production facilities to install additional capacity in order to increase production in future months. As discussed in the previous quarter, the Company has also initiated a plan to begin production of additional Work Function products in the U.S. by the end of the third quarter of 2005 to reduce freight costs. Segment income was negatively impacted by $2.0 million of costs related to the business system implementation. Additionally, in the second quarter of 2005 the Company recognized incremental expense of $0.8 million related to field recall costs of a previously identified quality issue.

Controls Segment

Net sales in the Controls segment for second quarter 2005, excluding the effects of currency fluctuations, increased 8 percent compared to second quarter 2004. Segment income was negatively impacted by a variety of costs including increased research and development costs related to new products in the development stage and $1.8 million of implementation costs related to the common business system.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. The Global Services costs in the second quarter of 2005 were $1.3 million lower than costs in the second quarter of 2004, excluding the effects of currency fluctuations,. The Company incurred $1.7 million less expense in the second quarter of 2005 than in 2004 related to its incentive plans, which was offset by $0.7 million of increased costs related to outside costs related to the assessment of internal controls under the Sarbanes-Oxley Act of 2002.

Income Taxes

The Company’s effective tax rate was 30.1 percent in the second quarter of 2005 compared to 31.2 percent in the second quarter of 2004. The 2005 tax expense included the benefit of the reduction of the tax rate in Denmark from 30 percent to 28 percent in the second quarter of 2005 which resulted in decreased tax expense of $0.2 million related to current year income and $1.1 million for the change in deferred tax liabilities related to earlier periods.

Executive Summary – Six months ended June 30, 2005

The following table summarizes the Company’s results from operations for the six-month periods ended June 30, 2005 and 2004, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six months ended June 30, 2004	Currency Fluctuations	Underlying increase (decrease)	Six months ended June 30, 2005
Net sales	$740.2	$21.3	$99.2	$860.7
Gross profit	193.8	7.1	7.5	208.4
% of Sales	26.2%			24.2%

Selling, general and administrative	97.2	2.9	14.0	114.1
Research & development	26.1	0.8	4.0	30.9
Total operating costs	123.3	3.7	18.0	145.0
Operating income	$70.5	$3.4	$(10.5)	$63.4
% of Sales	9.5%			7.4%

Net sales for the six months of 2005 increased 13 percent over 2004, excluding the effects of currency, with all regions contributing to the increase in sales. Increased labor costs for overtime to produce high demand product, costs for subcontract suppliers used to reduce the effects of production bottlenecks, and costs to expedite shipments to the Americas for product lines produced in Europe where the demand is exceeding capacity, caused the overall margins to be 2 percentage points below the gross margin for the first half of 2004.

Contributing to the decline in operating income, excluding the effects of currency, was a 15 percent increase in operating costs. The Company incurred $3.7 million of costs in the first half of 2005 related to the assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, compared to $1.2 million of costs in the first half of 2004. The costs consisted of fees paid to external consultants, in addition to increased external audit fees related to the report on management’s assessment of internal controls over financial reporting. The costs incurred in 2005 related to services provided in the first quarter to complete the 2004 assessment, in addition to the work being performed in connection with the 2005 assessment of internal controls. The Company continued to implement a common business system that has been in the development process since 2003. Implementation of the common business system resulted in expense of $12.4 million in the first six months of 2005. This amount was significantly higher than the $1.2 million of expense incurred in the same period of 2004 because the Company was able to capitalize the majority of the costs as development costs in 2004. Conversely, in 2005 the Company did not have any significant restructuring costs compared to the first half of 2004 when the Company incurred $2.6 million of restructuring costs related to the remaining costs of relocation of its West Branch, Iowa, operations and the reorganization of the Company’s European sales and distribution operations. The research and development expense increase is related to several new products in the development stage.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results - Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Sales Growth by Market

The following table summarizes the Company’s sales growth by market for the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004. The table and following discussion excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	12%	31%	6%	11%
Construction/Road Building	26	17	10	17
Specialty	32	(3)	10	14
Distribution	20	(4)	11	12

Agriculture/Turf Care

Increased sales in North America are due to sprayer and windrower business, in addition to overall improvement in the turf care market. Continued strength in consumer zero-turn radius turf care machines, which continue to gain market share from traditional lawn and garden tractors, has led to continued increases in sales of the Company’s zero-turn transaxle product. Sales of low speed, high torque motors produced in the Nordborg, Denmark facility and packaged with the Company’s hydrostatics products also contributed to the 12 percent sales increase in the Americas. Customers in the Asia-Pacific region exported increased levels of garden tractors to the U.S in 2005, which contributed to the 31 percent sales growth in this region. The 6 percent European sales growth was due to new projects with customers, including steering components for use on tractors.

Construction/Road Building

Demand for skid steer loaders continues to fuel the increased sales in the construction market, both in the Americas and the Asia-Pacific regions. The general road building market in the Americas continued to improve in 2005. In the Asia-Pacific region sales growth in Japan due to customers exporting skid steer loaders and road rollers has offset decreased sales in China resulting from government actions to slow its economic growth. In the European market increased demand for transit mixers and exported road building equipment, partially offset by reduced demand for backhoe loaders, contributed to the 10 percent increase in sales.

Specialty

Increased sales in the aerial lift market, primarily in the Americas, contributed to the overall 14 percent sales increase in the specialty markets. Also contributing to the higher sales in 2005 was the development of a fully integrated outboard hydraulic steering system for the marine environment and increased sales in the forklift market.

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

(in millions)	Six months ended June 30, 2004	Currency fluctuations	Underlying increase (decrease)	Six months ended June 30, 2005
Net sales
Propel	$353.4	$6.9	$68.3	$428.6
Work Function	213.9	8.0	13.5	235.4
Controls	172.9	6.4	17.4	196.7

Segment income (loss)
Propel	$56.6	$1.4	$9.0	$67.0
Work Function	16.4	1.0	(11.6)	5.8
Controls	16.6	1.1	(1.6)	16.1
Global Services and other expenses, net	(18.6)	(0.4)	(3.3)	(22.3)

Propel Segment

The Propel segment experienced the strongest growth in sales in the first half of 2005 compared to 2004. Sales have increased due to both increased sales volumes and prices. Consumers continue to move away from mechanical transmissions to hydrostatic transmissions in the turf care market, which has contributed to the increased sales in the Propel segment. The 19 percent increase in sales, excluding the effects of currency fluctuations, resulted in a 16 percent increase in income for the Propel segment for the first six months of the year. Segment income was negatively impacted by $4.6 million of costs related to the business system implementation. The Company’s focus on implementing lean manufacturing systems in recent years is contributing to the increased segment income, in addition to the increased volume, which enables the fixed production costs to be spread over more units.

Work Function Segment

Although sales in the Work Function segment increased 6 percent, excluding the effects of currency fluctuations, segment income decreased in the first half of 2005. The Company has experienced a significant increase in demand for Work Function products in 2005, primarily demand from the U.S. The increased demand has resulted in increased overtime costs, in addition to increased delivery costs to expedite shipments. The Company has initiated a plan to begin production of additional Work Function products in the U.S. by the end of the third quarter of 2005 to reduce the capacity constraints and freight costs. In 2005 the Company recognized expense of $3.4 million of costs related to the business system implementation and $0.8 million related to additional field recall costs for a previously identified quality issue. In 2004 the income of the Work Function segment was negatively affected by $1.1 million of restructuring costs to relocate the operations of the Company’s West Branch, Iowa, location.

Controls Segment

Net sales in the Controls segment increased 10 percent, excluding the effects of currency fluctuations, in the first half of 2005 compared to the first half of 2004. Segment income was negatively impacted by a variety of costs including start-up costs at a new production facility in India, reduced margin on the product mix sold in 2005, increased research and development costs related to new products in the development stage, and $3.1 million of implementation costs of the common business system.

Global Services and other expenses, net

The primary increase in Global Service costs in the first six months of 2005 compared to 2004 relate to $3.8 million of outside service costs to assess internal controls and related audit costs to test management’s assessment of internal control under Section 404 of the Sarbanes-Oxley Act of 2002. The related cost in the first six months of 2004 was $1.1 million. Approximately half of the $3.8 million costs incurred in 2005 related to the assessment of internal controls relate to services provided in early 2005 to complete the 2004 assessment of internal controls.

Income Taxes

The Company’s effective income tax rate was 31.6 percent for the first half of 2005 compared to a rate of 33.1 percent for the same period in 2004. The 2005 tax rate includes the benefit of the reduction of the tax rate in Denmark from 30 percent to 28 percent that was enacted in 2005. This change in tax rate resulted in a decrease in tax expense of $0.2 million for current year income and $1.1 million for the change in deferred tax liabilities related to earlier periods, for a total benefit of $1.3 million.

Order Backlog

The following table shows the Company’s order backlog at June 30, 2005 and 2004 and orders written in the six-month periods ended June 30, 2005 and 2004, including the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	June 30, 2004	Currency fluctuations	Underlying increase	June 30, 2005
Americas
Backlog	$244.0	$0.7	$52.3	$297.0
Orders Written	346.4	0.9	51.7	399.0

Asia-Pacific
Backlog	25.4	(0.3)	0.8	25.9
Orders Written	58.3	1.4	10.9	70.6

Europe
Backlog	146.0	0.6	24.6	171.2
Orders Written	346.7	18.4	33.4	398.5

Total
Backlog	415.4	1.0	77.7	494.1
Orders Written	751.4	20.7	96.0	868.1

Total order backlog June 30, 2005 was $494.1 million, compared to $415.4 million at June 30, 2004, an increase of 19 percent. The increase in backlog at June 30, 2005 reflects the general, overall economic improvement across the various markets that the Company serves. This increased demand has caused capacity constraints for certain product lines, particularly related to the Work Function segment. The Company has implemented actions to begin production of certain of these products in the U.S., in addition to increasing capacity in Europe, to address the capacity constraints. Additionally, certain customers have altered their order pattern to provide suppliers with longer-range insight into production requirements, which has increased backlog.  This change in order pattern diminishes the impact of the backlog data compared to historical levels.

New sales orders written in the first six months of 2005 were $868.1 million, an increase of 16 percent over the $751.4 million of orders written in the first six months of 2004. Excluding the impact of currencies fluctuations, total orders written in the first half of 2005 increased 13 percent compared to orders written in the first half of 2004, resulting in strong sales for the six months ended June 30, 2005 as previously noted in the executive summary.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. The Company had $3.3 million of income related to transaction gains in the first half of 2005 compared to $0.4 million of income in the first half of 2004.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. In 2004, the U.S. dollar weakened against most foreign currencies, especially the euro. The U.S. dollar has strengthened against other currencies throughout the first six months of 2005; however, the U.S. dollar was still weaker in the first half of 2005 compared to the first half of 2004.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. The Company has not entered into any new interest rate swap agreements in 2005.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have continued to be from internally generated funds from operations and from borrowings under various credit facilities. The Company has multiple funding sources that have been and continue to be available; therefore, the Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future.

The Company has a multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006. At June 30, 2005 there was $89.0 million outstanding under the facility, compared to $123.5 million outstanding at December 31, 2004. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations for the first six months of 2005 was $69.8 million, comparable to the 2004 level of $69.7 million. Similar to prior year, the Company generated positive cash flow from operations despite the fact that working capital needs increased from the previous period end due to the increased level of sales in the first half of the year. Accounts receivable balances increased due to the higher sales levels in the second quarter of 2005 compared to the fourth quarter of 2004. Increases in the accrued liabilities balance are due to payment timing differences for items such as taxes and rebates, and an increase in the accrual for dividends at the end of the quarter as discussed below in the financing section.

Cash Used in Investing Activities

Capital expenditures in the first six months of 2005 were $38.8 million compared to $29.5 million in the first six months of 2004. The increase in capital expenditures is due to investments to increase production capacity to support the increased customer demand.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. The Company’s Board of Directors approved an increase in the quarterly dividend declared in the fourth quarter 2004 and the first quarter of 2005, to $0.10 per share and $0.12 per share, respectively. This resulted in payment of $10.4 million in dividends in the first six months of 2005 compared to $6.6 million in the first six months of 2004. Repayment of borrowings under credit facilities used $12.6 million of cash in the first half of 2005. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

In December 2004 the FASB issued FASB Staff Position (FSP) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Jobs Creation Act of 2004” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (AJCA) on an entity’s income tax expense and tax liability. AJCA was enacted in October, 2004 and introduced a limited time 85% dividend received deduction on the repatriation of certain foreign earnings. FSP No. 109-2 states that an entity is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet reached a decision as to whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. and as provided for in FSP No. 109-2, the Company has not yet adjusted its tax expense or tax liability to reflect the repatriation provisions of the AJCA. Based on the Company’s analysis to date, it is possible that the Company will repatriate between $0 and $100 million, with the respective tax liability ranging from $0 to $1,3 million. The Company expects to be in a position to finalize its assessment later in 2005.

The FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company must adopt the requirements of FIN 47 by December 31, 2005 and is in the process of evaluating whether FIN 47 will result in the recognition of asset retirement obligations for the Company. Based on the Company’s analysis to date the effects of adopting FIN 47 is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Outlook

Sales were strong in the first half of 2005 with earnings impacted by costs related to manufacturing inefficiencies and expediting shipments to customers. Costs related to manufacturing inefficiencies and airfreight are expected to come down later in the year as production capacity is expanded in both Europe and the U.S. Earnings were also negatively affected by implementation costs of the new business system. The system implementation costs are expected to continue at the same level throughout the remainder of the year. Sarbanes-Oxley compliance costs are expected to be lower in the second half of the year compared to the first half of the year as several costs early in 2005 related to the completion of the 2004 assessment of internal controls. The Company continues to focus on price management in all markets and regions and expects to see positive financial results in the second half of 2005 related to these efforts.

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

During the second quarter of 2005, the Company implemented a new business system at one U.S. location, which was the same business system implemented at two non-U.S. locations in the first quarter of 2005. This resulted in certain manual processes being replaced with automated processing and system integrated account postings. There were no other changes to internal controls over financial reporting that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on April 27, 2005, at which stockholders re-elected ten directors and ratified the appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2005. Results of the voting in connection with each issue were as follows:

	For	Withheld	Total
Voting on Directors:
Ole Steen Andersen	42,811,032	2,912,135	45,723,167
David J. Anderson	42,856,100	2,867,067	45,723,167
Jorgen M. Clausen	42,491,088	3,232,079	45,723,167
Nicola Keim	42,809,432	2,913,735	45,723,167
Johannes F. Kirchhoff	45,579,764	143,403	45,723,167
Hans Kirk	41,927,815	3,795,352	45,723,167
F. Joseph Loughrey	45,579,257	143,910	45,723,167
Klaus H. Murmann	42,641,263	3,081,904	45,723,167
Sven Murmann	42,651,840	3,071,327	45,723,167
Steven H. Wood	45,579,257	143,910	45,723,167

Ratification of Independent Registered Public Accounting Firm:
For			45,709,582
Against			10,980
Abstain			2,605
Total			45,723,167

Item 6. Exhibits.

Exhibit No.	Description of Document
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

10.1(bw)

Summary of increase in base salary for the Company’s President and Chief Executive Officer adopted by the Compensation Committee on February 22, 2005, which is attached as Exhibit 10.1(bw) to the Company’s Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.

10.1(bx)

Form of 2005 Performance Unit Award Agreement under the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan (“LTIP”) representing awards of Performance Units under the LTIP granted by the Compensation Committee on February 22, 2005 to participants under the LTIP, including all executive officers, as previously reported on the Form 8-K filed by the Company on February 28, 2005. The Form of the Award Agreement is attached as Exhibit 10.1(bx) to the Company’s Form 10-Q filed on May 10, 2005, and is incorporated herein by reference..

10.1(by)

Form of Non-employee Director Restricted Stock Award Agreement, which is attached as Exhibit 10.1(by) to the Company’s Form 10-Q filed on May 10, 2005, and is incorporated herein by reference., representing the grant of 1,500 shares of Restricted Stock awarded by the Board of Directors to each non-employee director on April 27, 2005 pursuant to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan, as previously reported in the Company’s Form 8-K filed on May 3, 2005.

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

August 4, 2005