Form 10-Q
period 2005-09-30
SAUER DANFOSS INC
filed 2005-11-02
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☒

As of November 1, 2005, 47,498,232 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	$342,032	$324,729	$1,202,713	$1,064,900

Costs and Expenses:
Cost of sales	265,827	246,918	918,144	793,225
Selling, general and administrative	50,853	45,477	164,926	142,706
Research and development	14,626	11,814	45,548	37,934

Total costs and expenses	331,306	304,209	1,128,618	973,865

Operating income	10,726	20,520	74,095	91,035

Nonoperating Income (Expenses):
Interest expense, net	(4,011)	(4,191)	(12,358)	(13,057)
Other, net	(221)	(551)	3,046	(105)

Nonoperating expenses, net	(4,232)	(4,742)	(9,312)	(13,162)

Income Before Income Taxes and Minority Interest	6,494	15,778	64,783	77,873

Minority Interest in Income of Consolidated Companies	(1,525)	(4,103)	(15,415)	(17,416)

Income Before Income Taxes	4,969	11,675	49,368	60,457

Provision for Income Taxes	(677)	(3,931)	(14,704)	(20,083)

Net income	$4,292	$7,744	$34,664	$40,374

Net income per common share, basic	$0.09	$0.16	$0.73	$0.85
Net income per common share, diluted	$0.09	$0.16	$0.73	$0.85

Weighted average basic shares outstanding	47,457,732	47,411,768	47,454,758	47,408,527
Weighted average diluted shares outstanding	47,871,617	47,479,058	47,744,750	47,455,263

Dividends declared per common share	$0.12	$0.10	$0.36	$0.24

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,312	$11,273
Accounts receivable, less allowances	225,208	233,146
Inventories	242,033	241,562
Other current assets	33,082	40,131
Total current assets	513,635	526,112

Property, Plant and Equipment, net	440,429	478,543

Other Assets:
Goodwill	121,240	129,554
Other intangible assets, net	30,753	33,357
Deferred income taxes	32,112	32,990
Other	8,578	11,025
Total other assets	192,683	206,926
	$1,146,747	$1,211,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$27,360	$23,609
Long-term debt due within one year	210,543	244,987
Accounts payable	96,300	130,071
Accrued salaries and wages	44,134	46,988
Accrued warranty	17,441	16,392
Other accrued liabilities	49,454	35,940
Total current liabilities	445,232	497,987

Long-Term Debt	70,943	76,496

Other Liabilities:
Long-term pension liability	51,849	57,148
Postretirement benefits other than pensions	19,172	18,545
Deferred income taxes	45,588	48,454
Other	23,068	28,949
Total other liabilities	139,677	153,096

Minority Interest in Net Assets of Consolidated Companies	49,039	39,927

Stockholders’ Equity:
Common stock, par value $.01 per share, authorized 75,000,000 shares in 2005 and 2004; issued and outstanding 47,498,232 in 2005 and 47,445,768 in 2004	475	474
Additional paid-in capital	331,521	319,871
Retained earnings	79,824	62,257
Accumulated other comprehensive income	30,403	61,710
Unamortized restricted stock compensation	(367)	(237)
Total stockholders’ equity	441,856	444,075
	$1,146,747	$1,211,581

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Stockholders’ Equity

Beginning Balance, December 31, 2004	47,445,768	$474	$319,871	$62,257	$61,710	$(237)	$444,075

Period Ended September 30, 2005 (Unaudited):
Comprehensive income (loss):
Net income	—	—	—	34,664	—	—	—
Unrealized gains on hedging activities	—	—	—	—	149	—	—
Currency translation	—	—	—	—	(31,456)	—	—
Total comprehensive income (loss)	—	—	—	—	—	—	3,357
Performance units vested	38,964	1	(1)	—	—	—	—
Modification of performance units	—	—	3,544	—	—	—	3,544
Restricted stock grant	13,500	—	263	—	—	(263)	—
Restricted stock and performance unit compensation		—	7,844	—	—	133	7,977
Cash dividends declared, ($0.36 per share)	—	—	—	(17,097)	—	—	(17,097)
Ending balance	47,498,232	$475	$331,521	$79,824	$30,403	$(367)	$441,856

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$34,664	$40,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,439	60,626
Minority interest in income of consolidated companies	15,415	17,416
Restricted stock and performance unit compensation	7,977	6,994
Changes in working capital-
Accounts receivable, net	(7,605)	(45,718)
Inventories	(19,103)	(2,935)
Prepaid assets	7,134	(3,960)
Accounts payable	(25,104)	4,565
Accrued liabilities	20,725	27,871
Change in deferred income taxes	(175)	(454)
Other	806	10,479
Net cash provided by operating activities	102,173	115,258

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(60,982)	(46,915)
Proceeds from sale of property, plant and equipment	970	636
Payments for acquisitions, net of cash acquired	—	(4,156)
Net cash used in investing activities	(60,012)	(50,435)

Cash Flows From Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	6,304	(27,285)
Net repayments on revolving credit facility	(3,538)	(15,650)
Net repayments of long-term debt	(17,819)	(3,177)
Cash dividends	(16,143)	(9,962)
Distributions to minority interest partners	(5,925)	(9,960)
Net cash used in financing activities	(37,121)	(66,034)

Effect of Exchange Rate Changes	(3,001)	985

Cash and Cash Equivalents:
Net increase (decrease) during the period	2,039	(226)
Beginning balance	11,273	15,086
Ending balance	$13,312	$14,860

Supplemental Cash Flow Disclosures:
Interest paid	$13,071	$11,324
Income taxes paid	$8,248	$2,875

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

In December 2004 the FASB issued FASB Staff Position (FSP) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Jobs Creation Act of 2004” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (AJCA) on an entity’s income tax expense and tax liability. AJCA was enacted in October, 2004 and introduced a limited time 85% dividend received deduction on the repatriation of certain foreign earnings. FSP No. 109-2 states that an entity is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In the third quarter the Company repatriated $90,000 of undistributed earnings from a Danish subsidiary under the AJCA and has recorded a related tax expense of $964.

The FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company must adopt the requirements of FIN 47 by December 31, 2005 and is in the process of evaluating whether FIN 47 will result in the recognition of asset retirement obligations for the Company. Based on the Company’s analysis to date the effects of adopting FIN 47 is not expected to have a significant effect on the Company’s consolidated financial statements.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2)            Basic and Diluted Per Share Data -

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plan, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plan will be achieved. Shares under both the restricted stock plan and the long-term incentive plan have an exercise price of zero. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three-month and nine-month periods ended September 30, 2005 and 2004:

	September 30, 2005			September 30, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three months
Basic net income	$4,292	47,457,732	$0.09	$7,744	47,411,768	$0.16
Effect of dilutive securities: Restricted stock	—	21,512	—	—	18,221	—
Performance units	—	392,373	—	—	49,069	—
Diluted net income	$4,292	47,871,617	$0.09	$7,744	47,479,058	$0.16

Nine months
Basic net income	$34,664	47,454,758	$0.73	$40,374	47,408,527	$0.85
Effect of dilutive securities: Restricted stock	—	21,935	—	—	16,888	—
Performance units	—	268,057	—	—	29,848	—
Diluted net income	$34,664	47,744,750	$0.73	$40,374	47,455,263	$0.85

3)            Inventories-

The composition of inventories is as follows:

	September 30, 2005	December 31, 2004
Raw materials	$100,260	$93,275
Work in process	50,747	57,561
Finished goods and parts	104,518	102,115
LIFO allowance	(13,492)	(11,389)
Total	$242,033	$241,562

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

In February 2005 the Compensation Committee of the Board of Directors determined that all remaining performance units outstanding would be settled 100% in company stock with a value withheld to meet the minimum statutory withholding requirements of the Company in the countries where the individual participants pay tax. In accordance with SFAS No. 123R,

“Share-Based Payment,” this change was a modification of the original award and therefore these units are being accounted for as equity units with compensation expense recognized based on the fair value of the Company’s stock price at the modification date. The liability accrued in previous years related to the modified performance units was reclassified to additional paid-in-capital at the time the awards were modified. In February 2005 the Compensation Committee granted 324,000 performance units under the Plan. At September 30, 2005 there were 964,000 performance units outstanding.

In accordance with SFAS No. 123R, compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital. The Company recognized $7,844 of expense in the nine months ended September 30, 2005 related to outstanding performance units granted under the Plan. The Company recognized a tax benefit of approximately $1,900 on this expense. The Company expects to recognize approximately $10,000 of additional expense through 2007 related to the outstanding performance units.

5)            Pension and Postretirement Benefits Other than Pensions –

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2005 and 2004 for the defined benefit plans consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$1,359	$1,240	$3,968	$3,581
Interest cost	3,089	2,684	9,091	7,727
Expected return on plan assets	(2,500)	(2,171)	(7,289)	(6,193)
Amortization of prior service cost	181	156	529	445
Amortization of net loss	528	328	1,560	941
Net periodic pension expense	$2,657	$2,237	$7,859	$6,501

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$155	$145	$465	$449
Interest cost	438	409	1,313	1,268
Net deferral and amortization	135	127	406	392
Postretirement benefit expense	$728	$681	$2,184	$2,109

The FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) in May 2004. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act were incorporated in the measurement of the plan assets and obligation that was completed as of December 31, 2004 resulting in a decrease of $1,214 in the amount of unrecognized actuarial loss related to the Company’s retiree health and accident plan. For the nine months ended September 30, 2005 the effect of the subsidy was to reduce the amortization of the net unrecognized actuarial loss, the current period service cost, and interest cost on the accumulated plan benefit obligation by $109, $8, and $55, respectively.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and balance sheet data as of these dates:

Three months ended	Propel	Work Function	Controls	Global Services and Other Expenses	Total
September 30, 2005
Trade sales	$156,634	$102,581	$82,817	$—	$342,032
Segment income (expense)	16,545	(863)	4,954	(10,131)	10,505
Interest expense, net					(4,011)
Minority interest in income of consolidated companies					(1,525)
Income before income taxes					4,969
Depreciation and amortization expense	9,346	6,806	4,465	1,639	22,256
Capital expenditures	9,831	9,627	1,358	1,325	22,141

September 30, 2004
Trade sales	$145,053	$99,943	$79,733	$—	$324,729
Segment income (expense)	19,787	5,119	6,727	(11,664)	19,969
Interest expense, net					(4,191)
Minority interest in income of consolidated companies					(4,103)
Income before income taxes					11,675
Depreciation and amortization expense	8,039	5,449	3,436	1,803	18,727
Capital expenditures	7,937	3,505	2,545	3,391	17,378

Nine months ended	Propel	Work Function	Controls	Global Services and Other Expenses	Total
September 30, 2005
Trade sales	$585,221	$337,942	$279,550	$—	$1,202,713
Segment income (expense)	83,572	4,972	21,027	(32,430)	77,141
Interest expense, net					(12,358)
Minority interest in income of consolidated companies					(15,415)
Income before income taxes					49,368
Depreciation and amortization expense	29,386	20,886	12,921	4,246	67,439
Capital expenditures	24,911	21,311	12,541	2,219	60,982
Total assets	385,248	319,103	261,417	180,979	1,146,747

September 30, 2004
Trade sales	$498,432	$313,835	$252,633	$—	$1,064,900
Segment income (expense)	76,402	21,488	23,328	(30,288)	90,930
Interest expense, net					(13,057)
Minority interest in income of consolidated companies					(17,416)
Income before income taxes					60,457
Depreciation and amortization expense	26,527	17,043	10,990	6,066	60,626
Capital expenditures	16,894	12,357	7,263	10,401	46,915
Total assets	382,652	314,985	252,739	183,378	1,133,754

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net sales (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Long-Lived Assets (2) September 30,
	2005	2004	2005	2004	2005	2004
United States	$141,149	$134,637	$523,193	$451,267	$166,908	$168,527
Germany	34,612	31,356	116,607	101,983	56,664	66,710
Italy	20,645	21,253	79,134	75,931	29,339	31,166
France	17,778	16,941	64,309	57,937	900	462
United Kingdom	13,414	14,934	45,735	43,872	17,584	21,418
Japan	19,461	15,002	58,953	43,557	4,012	4,706
Sweden	12,201	11,333	46,293	39,006	6,086	6,090
Denmark (3)	5,311	5,076	16,789	16,612	188,184	184,696
Slovakia (3)	307	315	883	882	50,992	50,678
Other countries	77,154	73,882	250,817	233,853	80,331	65,191
Total	$342,032	$324,729	$1,202,713	$1,064,900	$601,000	$599,644

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the construction, road building material handling and specialty vehicle markets specifically, has, in recent months, been stronger than in recent years. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. has generally been improving, it remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices, and the U.S. government’s stance on the weaker dollar. The economic situation in Europe has not necessarily followed the improvement that has occurred in the U.S., and the economy in China has been slowed through government intervention. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary – Three months ended September 30, 2005

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company’s third quarter 2005 and 2004 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended September 30, 2004	Currency Fluctuations	Underlying increase (decrease)	Three months ended September 30, 2005
Net sales	$324.7	$(0.4)	$17.7	$342.0
Gross profit	77.8	(0.2)	(1.4)	76.2
% of Sales	24.0%			22.3%

Selling, general and administrative	45.5	0.0	5.4	50.9
Research & development	11.8	0.0	2.8	14.6
Total operating costs	57.3	0.0	8.2	65.5
Operating income	$20.5	$(0.2)	$(9.6)	$10.7
% of Sales	6.3%			3.1%

Net sales for the third quarter 2005 increased 5 percent over 2004, excluding the effects of currency, with all regions contributing to the increase in sales. The Company is experiencing additional costs related to the use of subcontracting suppliers to reduce the effect of production bottlenecks, primarily in the Work Function segment.  In addition the Company continues to incur costs for air freight, although at a lower level than in the second quarter, in order to meet customer demand in a timely manner.  These higher costs, along with changes in product mix and a decrease in the turf care market, caused margins to be lower in the third quarter of 2005 compared to the third quarter of 2004.

Contributing to the decline in operating income, excluding the effects of currency, was a 14 percent increase in operating costs. The Company incurred $6.2 million of expense related to its common company-wide business system in the current year compared to $0.7 million in the same period of 2004.  In the current year $4.7 million of the costs incurred relate to implementation of the system at new locations.  In the prior year the Company was primarily involved in development activities associated with the common business system and such development costs were capitalized. Partially offsetting the increased costs related to the business system implementation were reduced costs related to the Company’s incentive plans which were $1.8 million lower in the third quarter of 2005 compared to the third quarter of 2004. The research and development expense increase is related to several new products in the development stage.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	(21)%	6%	0%	(15)%
Construction/Road Building	19	53	7	18
Specialty	32	12	12	17
Distribution	14	2	1	7

Agriculture/Turf Care

The general agriculture and turf care markets in the Americas were down in the third quarter of 2005 with the decrease in sales attributable to several customers, primarily due to unfavorable weather in the U.S.  Sales in the European market were level with the third quarter of 2004.  Sales of combines in Europe increased from 2004, however this was offset by reduced tractor sales in Italy

Construction/Road Building

The Company increased sales in the construction and road building markets in all regions in the third quarter of 2005. The 19 percent increase in sales in the Americas market is primarily driven by the continued growth in the production of skid steer loaders. The Asia-Pacific market also benefited from the growth in the skid steer loader market, in addition to continued demand from Japanese road roller manufacturers, as these products were exported to the U.S. and Indonesia. An increased demand for truck concrete mixers also contributed to the increased sales in the Asia-Pacific construction market.  Growth in the transit mixer market contributed to the 7 percent growth in the European market, particularly in Germany and Italy.

Specialty

Specialty Vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the sales growth in the specialty markets in the third quarter.  Growth in the aerial lift market is the main contributor to the overall 17 percent increase in sales for the third quarter. The forestry market in Europe continues to strengthen, which is partially due to a storm in Sweden that uprooted large areas of forest.

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

(in millions)	Three months ended September 30, 2004	Currency fluctuations	Underlying increase (decrease)	Three months ended September 30, 2005
Net sales
Propel	$145.1	$(0.2)	$11.7	$156.6
Work Function	99.9	(0.3)	3.0	102.6
Controls	79.7	0.1	3.0	82.8

Segment income (loss)
Propel	$19.8	$(0.6)	$(2.6)	$16.6
Work Function	5.1	(0.4)	(5.6)	(0.9)
Controls	6.7	0.0	(1.7)	5.0
Global Services and other expenses, net	(11.7)	0.9	0.7	(10.1)

Propel Segment

The Propel segment experienced the strongest growth, with an 8 percent increase in sales, excluding the effects of currency fluctuations, in third quarter 2005 compared to 2004. Sales have increased due to both increased sales volumes and prices. Weakness in the turf care market, driven primarily by adverse weather conditions, was offset by growth in other markets. Gross profit as a percent of sales is level in third quarter 2005 compared to the same period in 2004.  Segment income was negatively impacted by $1.7 million of increased research and development costs and $2.2 million of costs related to the common business system.

Work Function Segment

Although sales in the Work Function segment increased 3 percent, excluding the effects of currency fluctuations, results for third quarter was a $0.9 million loss. The Company continues to incur costs in order to meet the increase in demand for Work Function products, primarily from the U.S. The increased demand has resulted in increased overtime costs and more use of subcontract suppliers, in addition to increased airfreight delivery costs to expedite shipments, although at a lower level than in the second quarter as the Company has reduced its level of past due shipments during the third quarter. The increased labor and freight costs have caused the gross profit percentage to decrease by six basis points in 2005 compared to 2004. Segment income was negatively impacted by $1.9 million of costs related to the new common business system.

Controls Segment

Net sales in the Controls segment for third quarter 2005, excluding the effects of currency fluctuations, increased 4 percent compared to third quarter 2004. Gross profit as a percent of sales in third quarter 2005 was consistent with 2004.  Segment income was negatively impacted by a variety of costs including increased research and development costs of $0.8 million related to new products in the development stage and $1.7 million of costs related to the common business system.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. The Global Services costs in the third quarter of 2005 were $0.7 million lower than costs in the third quarter of 2004, excluding the effects of currency fluctuations due to recognizing $1.0 million less expense in the third quarter of 2005 than in the third quarter of 2004 related to its incentive plans.

Income Taxes

The Company effective tax rate was 13.6 percent for the third quarter of 2005 compared to 33.7 percent for the same period in 2004. The effective tax rate declined significantly in the third quarter of 2005 because net tax expense associated with income in the U.S. was offset by the reversal of valuation allowances on deferred tax assets that are now expected to be utilized.   During the quarter, the Company recognized tax expense of $1.0 million in the U.S. related to the repatriation of undistributed earnings from a subsidiary in Denmark during the third quarter in connection with the American Jobs Creation Act of 2004 (AJCA). In addition, the Company’s effective tax rate can vary significantly from quarter to quarter, particularly when the amount of net income or loss is near breakeven, due to the mix of earnings between the U.S. and Europe.

Executive Summary – Nine months ended September 30, 2005

The following table summarizes the Company’s results from operations for the nine-month periods ended September 30, 2005 and 2004, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine months ended September 30, 2004	Currency Fluctuations	Underlying increase (decrease)	Nine months ended September 30, 2005
Net sales	$1,064.9	$20.9	$116.9	$1,202.7
Gross profit	271.6	6.9	6.0	284.5
% of Sales	25.5%			23.7%

Selling, general and administrative	142.7	2.9	19.3	164.9
Research & development	37.9	0.8	6.8	45.5
Total operating costs	180.6	3.7	26.1	210.4
Operating income	$91.0	$3.2	$(20.1)	$74.1
% of Sales	8.5%			6.2%

Net sales for the nine months of 2005 increased 11 percent over 2004, excluding the effects of currency, with all regions contributing to the increase in sales. Increased labor costs for overtime to produce high demand product, costs for subcontract suppliers used to reduce the effects of production bottlenecks, costs to expedite shipments to the Americas for product lines produced in Europe where the demand is exceeding capacity, and changes in product mix caused the overall margins to be 1.8 percentage points below the gross margin for the first nine months of 2004.

Contributing to the decline in operating income, excluding the effects of currency, was a 14 percent increase in operating costs. The Company incurred $4.6 million of costs in the first nine months of 2005 related to the assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, compared to $2.1 million of costs in the first nine months of 2004. The costs consisted of fees paid to external consultants, in addition to increased external audit fees related to the report on management’s assessment of internal controls over financial reporting. The costs incurred in 2005 related to services provided in the first quarter to complete the 2004 assessment, in addition to the work being performed in connection with the 2005 assessment of internal controls. The Company expects the costs relating to the 2005 assessment to be lower than the 2004 assessment.

The Company continued to implement a common business system that has been in the development process since 2003. Costs related to the common business system resulted in $18.6 million of selling, general and administrative expense in the first nine months of 2005, of which $14.3 million related to implementation of the system.  Going forward, the Company expects that the remaining $4.3 million of ongoing costs will be partially offset by reduced costs related to current systems that are in use.  In 2004 the Company was primarily involved in development activities associated with the common business system and such development costs were capitalized.  Expense incurred in 2004 related to the common business system was $1.9 million. In 2005 the Company did not have any significant restructuring costs compared to the first nine months of 2004 when the Company incurred $4.7 million of restructuring costs related to the remaining costs of relocation of its West Branch, Iowa, operations and the reorganization of the Company’s European sales and distribution operations. The research and development expense increase is related to several new products in the development stage.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results - Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Sales Growth by Market

The following table summarizes the Company’s sales growth by market for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004. The table and following discussion excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	3%	45%	5%	5%
Construction/Road Building	24	24	9	17
Specialty	38	2	11	16
Distribution	17	(4)	7	9

Agriculture/Turf Care

In the Americas increased sales in the sprayer, windrower and turf care business is contributing to the 3 percent increase for the first nine months of 2005 compared to 2004. Strength in consumer zero-turn radius turf care machines has led to increased sales of the Company’s zero-turn transaxle product. Sales of low speed, high torque motors produced in the Nordborg, Denmark facility and packaged with the Company’s hydrostatics products also contributed to the increased sales in the Americas. These increases are offset by lower sales in the third quarter due to unfavorable weather conditions.  Customers in the Asia-Pacific region exported increased levels of garden tractors to the U.S. in 2005, which contributed to the 45 percent sales growth in this region. The 5 percent European sales growth was due to new projects with customers, including steering components for use on tractors in addition to growth in the demand for combines.

Construction/Road Building

Demand for skid steer loaders continues to fuel the increased sales in the construction market, both in the Americas and the Asia-Pacific regions. The general road building market in the Americas continued to improve in 2005. In the Asia-Pacific region sales growth in Japan due to customers exporting skid steer loaders and road rollers has offset decreased sales in China resulting from government actions to slow its economic growth. In the European market increased demand for transit mixers and exported road building equipment, partially offset by reduced demand for backhoe loaders, contributed to the 9 percent increase in sales.

Specialty

Increased sales in the aerial lift market, primarily in the Americas, contributed to the overall 16 percent sales increase in the specialty markets. Also contributing to the higher sales in 2005 was the development of a fully integrated outboard hydraulic steering system for the marine applications, increased sales in the forklift market and improvement in the European forestry market.

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

(in millions)	Nine months ended September 30, 2004	Currency fluctuations	Underlying increase (decrease)	Nine months ended September 30, 2005
Net sales
Propel	$498.5	$6.6	$80.1	$585.2
Work Function	313.8	7.7	16.4	337.9
Controls	252.6	6.6	20.4	279.6

Segment income (loss)
Propel	$76.4	$0.1	$7.1	$83.6
Work Function	21.5	0.1	(16.6)	5.0
Controls	23.3	1.1	(3.4)	21.0
Global Services and other expenses, net	(30.3)	1.7	(3.8)	(32.4)

Propel Segment

The Propel segment experienced the strongest growth in sales in the first nine months of 2005 compared to 2004 with an increase of 16 percent excluding the effects of currency fluctuations. Consumers continue to move away from mechanical transmissions to hydrostatic transmissions in the turf care market, which has contributed to the increased sales in the Propel segment.  The gross profit percentage in 2005 was consistent with 2004.  Segment income was negatively impacted by $6.5 million of costs related to the new company-wide business system; however, the Company’s focus on implementing lean manufacturing systems in recent years is contributing to the 9 percent increase in segment income, in addition to the increased volume, which enables the fixed production costs to be spread over more units.

Work Function Segment

Although sales in the Work Function segment increased 5 percent, excluding the effects of currency fluctuations, segment income decreased in the first nine months of 2005. The Company has experienced a significant increase in demand for certain Work Function products in 2005, primarily from the U.S. The increased demand has resulted in increased overtime costs, in addition to increased delivery costs to expedite shipments. These increased costs have contributed to a decline of six basis points in the Work Function gross profit percentage in 2005 compared to 2004.  The Company has established production capacity for Work Function products in the U.S. that will begin to produce motors in early 2006 to reduce capacity constraints and freight costs. In the first nine months of 2005 the Work Function segment recognized expense of $5.3 million of costs related to the new business system and $0.8 million related to additional field recall costs for a previously identified quality issue. In 2004 the income of the Work Function segment was negatively affected by $1.3 million of restructuring costs to relocate the operations of the Company’s West Branch, Iowa, plant.

Controls Segment

Net sales in the Controls segment increased 8 percent, excluding the effects of currency fluctuations, in the first nine months of 2005 compared to the same period of 2004. Gross profit as a percent of sales decreased by one basis point from 2004 due to start-up costs at a new production facility in India and reduced margin on the product mix sold in 2005. Segment income was negatively impacted by increased research and development costs related to new products in the development stage, and $4.8 million of costs related to the common business system.

Global Services and other expenses, net

The primary increase in Global Service costs in the first nine months of 2005 compared to the same period in 2004 relate to $4.6 million of outside service costs to assess internal control and related audit costs to test management’s assessment of internal control under Section 404 of the Sarbanes-Oxley Act of 2002. The related cost in the first nine months of 2004 was $2.1 million.

Income Taxes

The Company’s effective income tax rate was 30.0 percent for the first nine months of 2005 compared to a rate of 33.2 percent for the same period in 2004. The 2005 tax rate includes the benefit of the reduction of the statutory tax rate in Denmark from 30 percent to 28 percent that was enacted in 2005. This change in tax rate resulted in a decrease in tax expense of $0.2 million for current year income and $1.1 million for the change in deferred tax liabilities related to earlier periods, for a total benefit of $1.3 million. This benefit was offset by $1.0 million of tax expense in the U.S. related to the repatriation of previously undistributed earnings from a subsidiary in Denmark in connection with the AJCA.  In addition, during 2005 no tax expense was recognized on income in the U.S. due to the reversal of valuation allowances on deferred tax assets that are now expected to be utilized.

Order Backlog

The following table shows the Company’s order backlog at September 30, 2005 and 2004 and orders written in the nine-month periods ended September 30, 2005 and 2004, including the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	September 30, 2004	Currency fluctuations	Underlying increase	September 30, 2005
Americas
Backlog	$252.8	$0.4	$83.9	$337.1
Orders Written	494.7	1.7	88.0	584.4

Asia-Pacific
Backlog	18.9	0.0	4.2	23.1
Orders Written	77.6	1.5	19.5	98.6

Europe
Backlog	142.4	2.2	10.8	155.4
Orders Written	501.6	16.8	30.3	548.7

Total
Backlog	414.1	2.6	98.9	515.6
Orders Written	1,073.9	20.0	137.8	1,231.7

Total order backlog at September 30, 2005 was $515.6 million, compared to $414.1 million at September 30, 2004, an increase of 25 percent. Excluding the effect of currency fluctuations, order backlog increased 24 percent during this same period.  The increase in backlog at September 30, 2005 reflects the general overall economic improvement across the various markets that the Company serves. This increased demand has caused capacity constraints for certain product lines, particularly related to the Work Function segment as noted earlier. The Company has implemented actions to begin production of certain of these products in the U.S., in addition to increasing capacity in Europe, to address the capacity constraints.

New sales orders written in the first nine months of 2005 were $1,231.7 million, an increase of 15 percent over the $1,073.9 million of orders written in the first nine months of 2004. Excluding the impact of currency fluctuations, total orders written in the first nine months of 2005 increased 13 percent compared to orders written in the first nine months of 2004, resulting in strong sales for the nine months ended September 30, 2005 as previously noted in the executive summary.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. The Company had $2.9 million of income related to transaction gains in the first nine months of 2005 compared to $0.4 million of expense in the first nine months of 2004.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. In 2004, the U.S. dollar weakened against most foreign currencies, especially the euro. The U.S. dollar has strengthened against other currencies throughout the first nine months of 2005 and is stronger at September 30, 2005 than it was at September 30, 2004.  However, on average the U.S. dollar was weaker during the first nine months of 2005 compared to the same period in 2004.

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

The Company has a multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through September 2006. At September 30, 2005 there was $115.7 million outstanding under the facility, compared to $123.5 million outstanding at December 31, 2004. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations for the first nine months of 2005 was $102.2 million compared to the 2004 level of $115.3 million. Similar to the prior year, the Company generated positive cash flow from operations despite the fact that working capital needs increased from the previous period end due to the increased level of sales in the first nine months of the year.  Inventory increased at several of the larger manufacturing locations due to increased production to meet expected orders in the fourth quarter.  Decreases in accounts payable were offset by increases in the accrued liabilities balance, which was primarily due to the differences in the timing of tax payments.

Cash Used in Investing Activities

Capital expenditures in the first nine months of 2005 were $61.0 million compared to $46.9 million in the first nine months of 2004. The increase in capital expenditures is due to investments to increase production capacity to support the increased customer demand.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. The Company’s Board of Directors approved an increase in the quarterly dividend declared in the fourth quarter 2004 and the first quarter of 2005, to $0.10 per share and $0.12 per share, respectively. This resulted in payments of $16.1 million in dividends in the first nine months of 2005 compared to $10.0 million in the first nine months of 2004. Repayment of borrowings under credit facilities used $15.1 million of cash in the first nine months of 2005. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

In December 2004 the FASB issued FASB Staff Position (FSP) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Jobs Creation Act of 2004” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the AJCA on an entity’s income tax expense and tax liability. AJCA was enacted in October 2004 and introduced a limited time 85% dividend received deduction on the repatriation of certain foreign earnings. FSP No. 109-2 states that an entity is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In the third quarter the Company repatriated $90 million of undistributed earnings from a Danish subsidiary under the AJCA and had recorded a related tax expense of $1.0 million.

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

Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s Independent Registered Public Accounting Firm, KPMG LLP, performs the following non-audit services that have been approved by the Audit Committee of the Board of Directors:  international and U.S. tax planning and compliance services; expatriate tax services; benefit plan audits; statutory audits and related matters; and local tax and accounting technical support.

Outlook

Sales levels continued to be strong through the third quarter of 2005 however; earnings were negatively impacted by manufacturing inefficiencies and expedited freight costs related to a few product lines.  Earnings were also negatively impacted by implementation costs related to the new common business system that are expected to continue throughout 2006.  Full year 2005 results may also be impacted by targeted restructuring activities in Europe that may occur in the fourth quarter.  Management of the Company expects the impact of several actions that are currently underway to have a positive impact on Company’s financial results in 2006 and beyond.

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

As noted in the second quarter of 2005, the Company implemented a new business system at three locations in 2005. This resulted in certain manual processes being replaced with automated processing and system integrated account postings. There were no other changes to internal controls over financial reporting that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended September 30, 2005.

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

10.1(bw)

Summary of increase in base salary for the Company’s President and Chief Executive Officer adopted by the Compensation Committee on February 22, 2005, is attached as Exhibit 10.1(bw) to the Company’s Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.

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
10.1(by)

Form of Non-employee Director Restricted Stock Award Agreement, is attached as Exhibit 10.1(by) to the Company’s Form 10-Q filed on May 10, 2005, and is incorporated herein by reference, representing the grant of 1,500 shares of Restricted Stock awarded by the Board of Directors to each non-employee director on April 27, 2005 pursuant to the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan, as previously reported in the Company’s Form 8-K filed on May 3, 2005.

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

November 2, 2005