Form 10-K
period 2005-12-31
SAUER DANFOSS INC
filed 2006-03-10
CIK 865754

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER: 1-14097

SAUER-DANFOSS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
250 Parkway Drive, Suite 270,
Lincolnshire, Illinois	60069
(Address of principal executive offices)	(Zip Code)

(515) 239-6000

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceeding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☒         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2005 was $179,792,489. (The registrant does not have any other authorized common equity.)

As of February 28, 2006 there were 47,732,779 shares of common stock, $0.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held June 1, 2006 are incorporated by reference into Part III.

PART I

Item 1.   Business.

(a)         General Development of Business

Sauer-Danfoss Inc. (the Company), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss is a global leader in the development, manufacture, and marketing of advanced systems for the distribution and control of power in mobile equipment. The Company designs, manufactures, and markets hydraulic, electronic, electric, mechanical components, software, and integrated systems, that generate, transmit, and control power in mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, orbital motors, hydrostatic steering units, proportional load-sensing valves, microprocessor controls, electric drives, and electrohydraulics. The Company sells its products to original equipment manufacturers (OEMs) of highly engineered, off-road vehicles who use Sauer-Danfoss products to provide the hydraulic and electronic power for the propel, work, and control functions of their vehicles. The Company’s products are sold primarily to the agriculture, construction, road building, turf care, material handling, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.

(b)         Financial Information About Segments

The Company reports its operating segments based on its various product lines of Propel, Work Function, and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives, and valves that control and direct the power of a vehicle. Information about the Company’s reportable segments defined by product lines is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-31 through F-33 of this report and is incorporated herein by reference.

(c)          Description of Business

Information regarding the Company’s principal products, by segment, and the business in general is presented below. Information regarding sales by the Company’s segments and geographic regions is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-31 through F-33, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10 percent or more of the Company’s total net sales in 2005, 2004, or 2003.

Propel Segment

Hydrostatic Transmissions

Sauer-Danfoss designs, manufactures, and markets a range of closed circuit axial piston hydrostatic transmissions for the propulsion of mobile equipment in the Americas, Europe, and Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction, road building, specialty, and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment. The Company manufactures these hydrostatic transmissions at its facilities in Ames, Iowa; Lawrence, Kansas; Sullivan, Illinois; Freeport, Illinois; LaSalle, Illinois; Neumunster, Germany; Dubnica nad Vahom, Slovakia; Povazská Bystrica, Slovakia; Shanghai, China; and Osaka, Japan.

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

Open Circuit Piston Pumps

Sauer-Danfoss designs, manufactures, and markets custom-designed open circuit piston pumps used to transform mechanical power from the engine to hydraulic power for the work function of the vehicle. The advantages of open circuit piston pumps compared to other types of pumps, such as vane or gear pumps, are the high degree of control within the work function hydraulic system and the more efficient use of engine power. These products are designed and manufactured at facilities in Ames, Iowa and Povazská Bystrica, Slovakia.

Low Speed High Torque Motors

Sauer-Danfoss designs, manufactures, and markets a complete line of geroller and gerotor motors at its Lawrence, Kansas, and Nordborg, Denmark, facilities. These motors are used for both the propel and work functions in all served markets.

Steering Units

Sauer-Danfoss designs, manufactures, and markets hydrostatic steering units to customers throughout the world. The Company manufactures steering units in Nordborg, Denmark, Wroclaw, Poland, and Pune, India. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for agriculture tractors, combines, turf care, marine, and earthmoving equipment.

Controls Segment

Mobile Electronics

Sauer-Danfoss designs, manufactures, and markets electrohydraulic valves and electronic controls including microprocessor-based controls and electronic sensors through its electrohydraulics operations in Minneapolis, Minnesota, and Almhult, Sweden, and also designs electrohydraulic products in Neumunster, Germany; Redditch, United Kingdom; Cento, Italy; and Nordborg, Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of mobile equipment to control the Company’s hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion and work functions by providing standard or custom-designed controls.

Additionally, the Company designs and manufactures both alternating current (AC) and direct current (DC) electric motors, electronic motor controllers, and power units through its electric drives operations in Odense, Denmark and Berching, Germany. The Kaiserslautern, Germany, facility designs inverters used to control the AC electric motors which are manufactured by the facility in Almhult, Sweden.

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

The Company also designs, manufactures and markets a complete line of cartridge valves and hydraulic integrated circuits in facilities located in Reggio Emilia, Italy; Hillsboro, Oregon; Easley, South Carolina; and Caxias do Sul, Brazil. Aerial lift platforms and road building equipment are significant users of cartridge valves.

Major Markets and Applications

Construction and Road Building	Agriculture and Turf Care	Specialty Vehicles
Chip spreaders	Combines	Fruit pickers
Concrete pumps	Cotton pickers	Industrial lift trucks
Concrete saws	Detasselers	Logging equipment
Crawler dozers	Seeders	Marine equipment
Crawler loaders	Sprayers	Mining equipment
Ditchers/trenchers	Tractors	Oil field equipment
Excavators	Windrowers	Railway maintenance vehicles
Grinders	Commercial wide-area, walk-	Rough terrain fork lifts
Landfill compactors	behind mowers	Self-propelled boom aerial lifts
Oil distributors	Commercial zero-turn mowers	Self-propelled scissor aerial lifts
Pavers	General turf maintenance	Snow groomers
Planers	equipment	Sweepers
Rollers	Lawn and garden tractors	Tree shakers
Skid steer loaders		Truck and bus fan drives
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

Sauer-Danfoss operates 25 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company’s decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. The Company sells and distributes its products directly to large OEMs and serves smaller OEM’s through Company owned sales companies or independent distributors.

In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years, from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company’s warranty expense has been less than one percent of net sales in each of the past three years.

Because many of its products are designed and developed in conjunction with its customers’ design teams to fit their specific needs and to minimize inventory levels, the Company primarily manufactures products to order. The Company typically machines components with long lead times according to a sales forecast and machines certain unique components for specific customers according to firm orders. Inventories at the Company’s manufacturing sites consist primarily of raw materials and machined iron housings and components. Limited amounts of assembled finished units are maintained in inventory at the manufacturing sites. Certain of the Company’s sales locations maintain inventory that consist primarily of finished units manufactured specifically for distribution to customers in those locations.

The Company does not accept orders subject to late delivery penalties. On occasion, the Company sells its products to government agencies, including those used for military applications, but it does not design its products to meet specific government standards and usually only enters into contracts for the supply of commercial products. There are no government contracts of material value to the Company.

Raw Materials

The Company purchases iron housings and components from various U.S., European, and Asian foundries and metal suppliers. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of sources in quantities sufficient to meet current requirements. In 2004 and 2005 the availability of steel was limited, and although the Company was able to obtain sufficient quantities of steel and castings to meet its production needs, the cost of these materials were higher than in the past due to limited supplies and metal surcharges. The Company has a global supplier quality program that is used by the Company to ensure all suppliers meet the Company’s quality expectations.

Patents, Trademarks, and Licenses

The Company owns or licenses rights to approximately 660 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.

To ensure worldwide availability of the Company’s design of products, the Company has, in the past, licensed its technology to unaffiliated companies in certain countries. The Company does not currently have any such license agreements in place. The Company currently has license agreements in place as part of joint venture agreements to which the company is a party, for the joint venture entity to manufacture or distribute the Company’s technology.

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

Backlog

At December 31, 2005 the Company’s backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2006) was $487 million, an increase of thirteen percent from December 31, 2004, excluding the impact of currency fluctuation. The amount of the Company’s backlog is significant because, among other factors, customer orders have historically involved long lead times and specific model types. Orders can be canceled or rescheduled by customers which would cause the backlog level to decline. In addition, customers’ ordering patterns can impact the level of reported backlog. For example, the Company’s U.S. distributor customers are placing orders with shorter lead times due to the Company’s ability to fill such orders.

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

Open Circuit Piston Pumps and Gear Pumps and Motors Market

The open circuit work function market is fragmented with a large number of suppliers of all types of products, including open circuit piston pumps, gear pumps and motors, and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker-Hannifin Corporation, and Eaton Corporation, and in Japan, Kayaba and Kawasaki. The supply of standard gear pumps and motors is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

Low Speed High Torque Motor Market

There are a limited number of competitors who can provide a complete line of low speed, high torque motors (LSHT). Competitors include Eaton Corporation, Bosch Rexroth AG, White Hydraulics, Parker-Hannifin Corporation, and M&S Hydraulics. This market is extremely price-competitive and is growing, providing Sauer-Danfoss opportunity to develop new products to increase market share.

Steering Unit Market

Hydrostatic steering units are provided to the market from the same competitors as LSHT motors (above) plus Ognibene. Sauer-Danfoss believes it has the largest European market share for steering units and a growing share globally. As steering systems grow and needs expand, Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market. Today, Sauer-Danfoss believes that it leads the industry in this direction for steering technology.

Mobile Electronics Market

In the mobile electronics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company has closely watched the needs for electric drives grow in the low power market segments. With the Company’s addition of alternating current (AC) and direct current (DC) motors and controls it is now well equipped to serve our customers in these segments with either a hydraulic solution or an electric solution for their propel and work function needs. The Company believes it is well positioned to establish itself as a technology leader in the work function and propel segments, as there is no clearly established technology in this sector that is deemed to be an industry standard.

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

Research and Development

The Company’s research and development expenditures during 2005, 2004, and 2003 were approximately $58.7 million, $51.9 million, and $43.5 million, respectively.

Environmental Matters

In all countries in which it operates, the Company is subject to environmental laws and regulations concerning emissions to air, discharge to waterways, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they will have on the Company in the future. The regulations are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by additional capital expenditures. The Company cannot accurately predict what capital expenditures, if any, may be required to comply with applicable environmental laws and regulations in the future; however, the Company does not currently estimate that any future capital expenditures for environmental control facilities will be material. The Company is not currently subject to any governmental remediation order, nor is the Company aware of any environmental issues that would have a materially adverse effect on the Company.

Employees

As of December 31, 2005, 2004, and 2003 the Company had approximately 8,600, 8,300, and 7,400, employees, respectively. Of its full time employees at December 31, 2005, approximately 3,000 were located in the Americas with the remaining located in Europe and Asia. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.

Financial Information about Geographic Areas

Information regarding the Company’s net sales and long-lived assets by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-31 through F-33 of this report, and is incorporated herein by reference.

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

Item 1A.   Risk Factors.

The Company’s business, financial condition, results of operations and cash flows can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this annual report on Form 10-K, any one of which could cause actual results to vary materially from recent results or from anticipated future results.

International Operations

The Company depends on the strength of the economies in various parts of the world, particularly in the U.S. and Europe. As a result of this worldwide exposure, net revenue and profitability may be harmed as a result of economic conditions in the major markets in which the Company operates, including, but not limited to, recessions, inflation and deflation, general weakness in the agriculture, construction and specialty markets, and changes in consumer purchasing power.

Technology Change

The hydraulic industry and markets for component parts of mobile hydraulics are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. Although the Company believes that it has the technological capabilities to remain competitive, technological advances or developments by competitors or others could result in the Company making significant capital expenditures in order to remain competitive and to avoid material adverse effects on its business, financial conditions and results of operations.

Implementation of New Business System

The Company is in the process of implementing a common business system at all locations. Any significant problems incurred related to this system implementation may delay or stop manufacturing and hinder the Company’s ability to ship product in a timely manner or affect the Company’s ability to access financial information. These problems could result in the loss of customers, a decrease in revenue or significant costs to correct the problem.

Raw Material Availability

The Company purchases raw materials and component parts from suppliers to be used in the manufacture of products. Changes in relationships with suppliers or increases in the costs of purchased raw materials including steel and other metals, and component parts could result in manufacturing interruptions, delays, inefficiencies, or the inability to market products. In addition, profit margins would decrease if prices of purchased raw materials or component parts increase and the Company is unable to pass on those increases to its customers.

Pricing and Competitive Pressures from OEM Customers

A majority of the Company’s sales are directly to OEM customers. Increasingly, OEM customers are seeking to use their positions as volume purchasers in the mobile hydraulics market to obtain preferential pricing and to obtain substantial quality assurance protection from suppliers.

Currency Exchange Rates

The Company has a number of manufacturing sites throughout the world and sells products in several countries other than those where the product is manufactured. As a result, the Company has exposure to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of countries in which the main manufacturing facilities are located. The Company’s most significant foreign currency exposures are the euro, pound sterling and Danish kroner. Exchange rate fluctuations relative to the U.S. dollar could adversely affect the Company’s results of operations.

Cyclicality: Risks Associated with General Economic Conditions

The capital goods industry in general and mobile hydraulics industry in particular are subject to economic cycles. Cyclical downturns have in the past had and could in the future have a material adverse effect on the demand for the Company’s products and, consequently, on the Company’s business, financial condition, and results of operations. Demand for the Company’s products is dependent upon the general condition of the off-highway mobile equipment industry which may be affected by numerous factors, including levels of construction activity, weather conditions and interest rates. The Company’s results of operations are also subject to price competition and the cost of supplies and labor, both of which are affected by general economic conditions. The Company derives substantial sales from cyclical industries, including the turf care, material handling, construction and agricultural equipment industries. Periods of economic recession in the U.S. or Europe or any other major industrial market could cause a substantial decrease in the Company’s net sales and have a material adverse effect on the Company’s business, financial conditions and results of operations.

Income Tax Estimates

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is periodically under audit by tax authorities. Although management believes tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on the Company’s income tax provision or net income may result in the period or periods from initial recognition in the Company’s reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

Catastrophic Events

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt the Company’s operations, disrupt the operations of suppliers or customers, or result in political or economic instability. These events could reduce demand for hydraulic and electric products and make it difficult or impossible for the Company to manufacture products, deliver products to customers, or to receive products from suppliers.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting the Company or that the publicly available and other information with respect to these matters is complete and correct. Additional risk and uncertainties not presently known to the Company or that are currently believed to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 2.   Properties.

Sauer-Danfoss Inc. conducts its manufacturing operations at 25 locations; nine in the United States, three in Italy, two each in Germany, Denmark, and Slovakia, and one each in the United Kingdom, Brazil, China, India, Japan, Poland, and Sweden. The Company leases approximately 15,000 square feet of office space in Lincolnshire, Illinois, where its principal executive offices are located. The following table sets forth certain information relating to the Company’s principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel	330,000	Owned
LaSalle, Illinois	Propel	325,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Freeport, Illinois	Propel	183,000	Owned
Sullivan, Illinois	Propel	176,000	Owned
Lawrence, Kansas	Propel and Work Function	162,000	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Propel	68,000	Owned
Hillsboro, Oregon	Controls	60,000	Leased
South America
Caxias do Sul, Brazil	Controls	29,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	680,000	Leased
Neumünster, Germany	Propel and Controls	463,000	Owned
Povazská Bystrica, Slovakia	Propel, Work Function and Controls	351,500	Owned
Bologna, Italy	Work Function	246,000	Owned
Dubnica nad Váhom, Slovakia	Propel	236,000	Owned
Swindon, England	Work Function	229,000	Leased
Berching, Germany	Controls	131,000	Leased
Odense, Denmark	Controls	121,500	Leased
Reggio Emilia, Italy	Controls	76,500	Leased
Wroclaw, Poland	Work Function	41,000	Owned
Älmhult, Sweden	Controls	20,000	Owned
Cento, Italy	Controls	3,500	Leased
India
Pune, India	Work Function	31,000	Leased
Asia
Shanghai/Pudong, China	Propel	105,000	Leased
Osaka, Japan	Propel	94,000	Leased
Total		4,421,000

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
David J. Anderson (1)	58	President and Chief Executive Officer	2000
Hans J. Cornett (1)	55	Executive Vice President — Sales and Marketing	2000
Karl J. Schmidt (2)	52	Executive Vice President and Chief Financial Officer	2002
James R. Wilcox (1)	60	Executive Vice President and Chief Operating Officer	2000
Ronald C. Hanson (3)	43	Vice President — Human Resources	2003
Thomas K. Kittel (1)	57	Vice President — Propel Products	2000
Henrik Krabsen (1)	44	Vice President — Valves	2000
Finn H. Lyhne (1)	51	Vice President — Work Function Products	2000
Kenneth D. McCuskey (1)	51	Vice President and Chief Accounting Officer, Secretary	2000
Albert K. Zahalka (1)	54	Vice President — Mobile Electronics	2000
Charles M. Cohrs (4)	43	Treasurer	2005

(1)          These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(2)          Prior to joining the Company, Mr. Schmidt was employed by Degussa-Huls Corporation as Vice President and Chief Financial Officer.

(3)          Prior to joining the Company, Mr. Hanson was employed by Maytag Corporation as Vice President, Human Resources.

(4)          Prior to joining the Company, Mr. Cohrs was employed by Cable Design Technologies as Treasurer.

PART II

Item 5.   Market for the Company’s Common Stock and Related Stockholder Matters.

Market and Dividend Information

The Company’s Common Stock is traded on the New York Stock Exchange. Prior to February 2006, the Company’s common stock was also traded on the Frankfurt (Germany) Stock Exchange. As of February 28, 2006, there were 233 stockholders of record.

The Company is currently paying a quarterly dividend, which is subject to Board of Directors approval. In the first quarter of 2006 the Board of Directors approved paying a dividend of $0.14 per share.

The following table sets forth the high and low prices on the New York Stock Exchange for the Company’s Common Stock since January 1, 2004, and the quarterly cash dividends declared in 2005 and 2004:

	1st	2nd	3rd	4th	Full Year
2005
High	$24.20	$23.27	$20.77	$21.25	$24.20
Low	$18.80	$16.99	$17.12	$17.34	$16.99
Dividends	$0.12	$0.12	$0.12	$0.12	$0.48
2004
High	$16.80	$17.14	$18.64	$22.15	$22.15
Low	$12.30	$13.62	$15.66	$16.80	$12.30
Dividends	$0.07	$0.07	$0.10	$0.10	$0.34

Item 6.   Selected Financial Data.

SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(in millions except per share and employee data)
Operating Data:
Net Sales	$1,547.8	$1,404.2	$1,126.8	$952.3	$855.3
Gross profit	357.7	346.1	252.4	219.0	192.6
Selling, general and administrative	217.1	200.2	156.7	128.6	122.8
Research and development	58.7	51.9	43.4	37.8	38.1
Loss on disposal of fixed assets	1.4	2.1	5.3	0.4	0.6
Total operating expenses	277.2	254.2	205.4	166.8	161.5
Total interest expense, net	15.7	17.4	17.4	17.2	17.4
Net income	38.7	33.2	11.2	13.7	4.3
Per Share Data:
Income per common share, basic	$0.82	$0.70	$0.24	$0.29	$0.09
Income per common share, diluted	$0.81	$0.70	$0.24	$0.29	$0.09
Cash dividends declared per share	$0.48	$0.34	$0.28	$0.28	$0.28
Weighted average basic shares outstanding	47.5	47.4	47.4	47.4	47.0
Weighted average diluted shares outstanding	47.8	47.5	47.5	47.4	47.0
Balance Sheet Data:
Inventories	$245.4	$241.6	$198.9	$164.7	$141.7
Property, plant and equipment, net	450.4	478.5	452.9	435.1	422.5
Total assets	1,170.9	1,211.6	1,101.8	970.5	884.3
Total debt	332.3	345.1	355.5	318.3	298.8
Stockholders’ equity	438.9	444.1	397.2	367.3	345.8
Debt to total capital (1)	40.4%	41.6%	45.3%	44.7%	44.6%
Other Data:
Backlog (at year-end)	$487.2	$450.4	$408.6	$382.8	$319.9
Depreciation and amortization	88.3	82.4	80.4	72.6	69.9
Capital expenditures	95.2	79.3	60.0	42.3	69.7
EBITDA (2)	172.3	170.2	124.0	121.8	102.1
Cash flows from (used in):
Operating activities	116.3	124.8	95.6	98.3	67.3
Investing activities	(93.3)	(75.5)	(65.0)	(66.3)	(110.1)
Financing activities	(20.1)	(53.3)	(28.8)	(34.4)	33.5
Number of employees (at year end)	8,614	8,275	7,409	7,207	6,790

(1)          The debt to total capital ratio represents the percentage of total capital attributable to external financing. As such, the denominator of the ratio includes the total debt and total stockholders’ equity shown here as well as the minority interest presented on the balance sheet.

(2)          EBITDA represents net income plus net interest expense, income tax expense (benefit), depreciation and amortization, and minority interest. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information as management of the Company believes it provides an indication with respect to the ability of Sauer-Danfoss to meet its future debt service, capital expenditures, and working capital requirements. The following table further demonstrates how EBITDA is derived from cash flows from operating activities:

	2005	2004	2003	2002	2001
Cash flows from operating activities	$116.3	$124.8	$95.6	$98.3	$67.3
Cumulative effect of change in accounting principle	—	—	—	(0.7)	—
Increase (decrease) in working capital, excluding the effects of acquisitions
Accounts receivable, net	4.8	30.8	5.6	(2.8)	(4.1)
Inventories	24.3	24.3	7.6	(1.1)	(11.4)
Accounts payable	13.3	(22.7)	(6.1)	(2.5)	16.5
Accrued liabilities	(17.6)	(10.2)	(6.2)	(4.1)	(0.3)
Deferred income taxes and other	4.5	(9.9)	10.6	10.3	14.1
Interest expense, net	15.7	17.4	17.4	17.2	17.4
Tax expense (benefit)	11.0	15.7	(0.5)	7.2	2.6
EBITDA	$172.3	$170.2	$124.0	$121.8	$102.1

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the construction, road building,  and material handling markets specifically, continued to improve during 2005. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. has generally been improving, it remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices  and the U.S. government’s stance on the exchange rate of the dollar. The economic situation in Europe has not necessarily followed the improvement that occurred in the U.S., and the economy in China was slow in 2005 due to government intervention, however there are signs that the Chinese economy will improve in 2006. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

About the Company

Sauer-Danfoss Inc. and subsidiaries (the Company) is a worldwide leader in the design, manufacture, and sale of engineered hydraulic and electronic systems and components that generate, transmit and control power in mobile equipment. The Company’s products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care, material handling, and specialty equipment. The Company designs, manufactures, and markets its products in the Americas, Europe, and the Asia-Pacific region, and markets its products throughout the rest of the world either directly or through distributors.

Executive Summary of 2005 Compared to 2004

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company’s results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2004 to 2005. This analysis is more consistent with how the Company’s management internally evaluates results.

(in millions)	2004	Currency fluctuations	Underlying increase (decrease)	2005
Net sales	$1,404.2	$3.6	$140.0	$1,547.8
Gross profit	346.1	2.1	9.5	357.7
% of Net Sales	24.6%			23.1%
Selling, general and administrative	200.2	0.1	16.8	217.1
Research and development	51.9	0.1	6.7	58.7
Loss on disposal of fixed assets	2.1	0.0	(0.7)	1.4
Total operating costs	254.2	0.2	22.8	277.2
Operating income	91.9	1.9	(13.3)	80.5
% of Net Sales	6.5%			5.2%
Net interest expense	(17.4)	0.0	1.7	(15.7)
Other expense, net	(4.1)	0.0	7.6	3.5
Income before taxes and minority interest	70.4	1.9	(4.0)	68.3
Minority interest	(21.5)	0.0	2.9	(18.6)
Earnings before taxes	48.9	1.9	(1.1)	49.7
% of Net Sales	3.5%			3.2%
Income tax benefit (expense)	(15.7)	1.0	3.7	(11.0)
Net income	$33.2	$2.9	$2.6	$38.7

The underlying growth in sales, excluding the effect of currency fluctuations, was approximately 10 percent in 2005. The improving economy in the U.S., not only resulted in increased sales within the Americas, but also increased export business from the Company’s European and Asia-Pacific customers. Margin on total net sales decreased due to several factors, including labor costs for overtime worked to meet the high demand for product, costs to expedite product to meet customer demand, and costs for subcontract suppliers used to reduce the cost of production bottlenecks, primarily in the Work Function segment.

The increase in selling, general, and administrative costs in 2005 is due to the continuing development and implementation of a common business system to standardize business processes and provide a single interface to direct OEM customers and suppliers. The new business system has been in development since 2003 and the costs incurred in 2004, with the exception of $3.5 million, related to development and therefore were capitalized. The common business system was implemented at five locations during 2005 and costs related to the system and its implementation are now expensed. Costs in 2005 related to the common business system totaled $23.0 million, of which $5.8 million are of an ongoing nature that will replace costs related to the current systems in place. In future years it is anticipated that the investment in the common business system will drive improved operational efficiency, customer service, and thereby improve financial performance. The system will continue to be implemented at additional locations until complete in 2008. The Company incurred $4.4 million of expense in 2004 to restructure its sales and distribution operations in Europe resulting in consolidated inventory, warehouse, and distribution operations as well as streamlined delivery directly from the manufacturing locations to the customer. There were no additional costs related to this restructuring in 2005.

Research and development costs increased approximately 13 percent in 2005, due to ongoing research projects, primarily related to the Propel and Controls segments.

In 2005 the Company recognized other income of $3.2 million related to foreign currency gains on transactions. The Company recognized $4.1 million of expense in 2004 due to foreign currency losses on transactions. This fluctuation between years was primarily due to the significant weakening of the U.S. dollar in late 2004 and the strengthening of the U.S. dollar throughout 2005.

Operating Results — 2005 Compared to 2004

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	1%	28%	4%	3%
Construction/Road Building	20	29	10	17
Specialty	30	5	11	14
Distribution	14	2	7	10

Agriculture/Turf Care

The Asia-Pacific region showed the greatest percentage of growth, however this is a relatively small market as it represents less than five percent of the Company’s sales in the agriculture and turf care markets. The agriculture market in the Americas was down overall; however, increased sales in the North American sprayer market offset reduced tractor production. The consumer turf care market in the Americas was level with 2004, while demand in the commercial market was lower than in 2004. The agriculture market in Europe was also down compared to 2004 resulting in reduced tractor sales. The agriculture market in Europe is not expected to improve in 2006 and therefore certain OEMs are reducing inventory and phasing out older product models.

Construction/Road Building

The construction and road building markets were improved in the Americas in 2005. The 20 percent growth in the Americas is primarily due to a strong market for skid steer loaders; however, sales also increased due to new sales of medium power hydrostatic products to a major OEM in 2005. The 29 percent growth in Asia-Pacific is also due to strong markets for skid steer loaders and road roller products in North America as the OEMs are exporting product to the Americas. The transit mixer market drove the growth in the European market in 2005, in addition to OEMs exporting product to the Americas for the road building market.

Specialty

A strong aerial lift market is contributing to the 30 percent growth in the Americas. In Europe several of the material handling markets experienced growth in 2005 including forklift, aerial lifts, and container handling equipment. The forestry and marine markets have also contributed to the 11 percent growth in the European specialty markets. The sales growth in the Asia-Pacific region is due to increased sales into the mining market, although Asia-Pacific sales are a small percentage of the Company’s total sales in the specialty markets.

Distribution

Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog

The following table shows the Company’s order backlog and orders written activity for 2004 and 2005, separately identifying the impact of currency fluctuations. In 2005 the Company changed its methodology of recording backlog for a few of its larger customers. Under the revised approach the Company no longer includes customers’ forecasted amounts in backlog. The 2004 amounts have been revised to reflect this change. Order backlog represents the amount of customer orders received for future shipment.

(in millions)	2004	Currency Fluctuation	Underlying increase (decrease)	2005
Americas
Backlog at December 31	$228.2	$0.3	$58.7	$287.2
Orders written	619.3	2.5	132.4	754.2
Asia-Pacific
Backlog at December 31	18.2	(1.0)	6.5	23.7
Orders written	101.1	(0.4)	25.9	126.6
Europe
Backlog at December 31	204.0	(21.3)	(6.4)	176.3
Orders written	709.0	1.5	40.4	750.9
Total
Backlog at December 31	450.4	(22.0)	58.8	487.2
Orders written	1,429.4	3.6	198.7	1,631.7

Total order backlog at the end of 2005 was $487.2 million, compared to $450.4 million at the end of 2004. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 13 percent over 2004. New sales orders written for 2005 were $1,631.7 million, an increase of 14 percent over 2004, excluding the impact of currency fluctuations.

In recent years backlog information has become less reliable as an indicator of future sales levels as customers alter their sales order patterns. The 14 percent increase in orders written in 2005 is reflective of the strong sales experienced during the year and backlog remains strong at the end of the year with over $480 million of customers orders received for future delivery.

Business Segment Result

The following discussion of operating results by reportable segment relates to information as presented in Note 17 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global service expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s net sales and segment income, separately identifying the impact of currency fluctuations during the year.

(in millions)	2004	Currency fluctuation	Underlying increase (decrease)	2005
Net sales
Propel	$656.5	$0.7	$93.9	$751.1
Work Function	412.1	1.2	17.4	430.7
Controls	335.6	1.7	28.7	366.0
Segment income (loss)
Propel	$90.0	$0.6	$15.8	$106.4
Work Function	20.8	0.7	(15.2)	6.3
Controls	24.7	0.3	6.4	31.4
Global Services and other expenses, net	(47.7)	0.3	(12.7)	(60.1)

Propel Segment

The Propel segment experienced the strongest growth in 2005, with a sales increase of 14 percent excluding the effects of currency fluctuations. Consumers continue to move away from mechanical transmissions to hydrostatic transmissions in the turf care market, which has contributed to increased sales in the Propel segment, although, as noted in the market section, the growth in the turf care market is beginning to level off. The gross profit percentage of sales in the Propel segment was consistent in 2005 with the 25 percent achieved in 2004. Segment income increased 18 percent from 2004, excluding the effects of currency fluctuations.

Work Function Segment

Sales in the Work Function segment increased by 4 percent, excluding the effect of currency fluctuations, in 2005 compared to 2004. Similar to 2004, demand for Work Function product has been high and has resulted in increased overtime costs and increased delivery costs to expedite shipments to meet customer demand which has had a negative impact on the gross margin. In late 2005 the Company established production capacity in the U.S. for Work Function products that are sold in the U.S. market. This additional production capability is expected to reduce capacity constraints and freight costs in 2006. During 2005 the Work Function segment recognized $1.0 million of field recall costs related to two separate quality issues. In 2004 the income of the Work Function segment was negatively affected by $2.2 million of restructuring costs, including the remaining costs to relocate the operations of the Company’s West Branch, Iowa facility that was started in 2003.

Controls Segment

Net sales increased 8 percent, excluding the effects of currency fluctuations, in 2005 compared to 2004. Gross profit as a percent of sales was consistent with 2004 at 28 percent. Segment income in 2005 increased 26 percent compared to 2004 excluding the impact of currency fluctuations.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive offices. Global services include costs such as consulting for special projects, tax, and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Expenses in global services increased in 2005 due to $19.5 million of increased expenses related to the common business system. This increased expense was partially off-set by a $7.3 million fluctuation in foreign currency gain/loss and a $1.5 million reduction in outside service costs to assess internal controls and related audit costs to test management’s assessment of internal control under Section 404 of the Sarbanes-Oxley Act of 2002. Total costs in 2005 related to the internal control assessment were $5.2 million in 2005, compared to $6.7 million in 2004. As noted in the executive summary, the Company recognized other income of $3.2 million related to foreign currency gains on transactions in 2005 compared to $4.1 million of losses on foreign currency exchange in 2004, which is included in global services and other expenses.

Income Taxes

The Company’s effective tax rate was 22.1 percent in 2005 compared to 32.2 percent in 2004.

The 2005 rate includes the benefit of the reduction of the statutory tax rate in Denmark from 30 percent to 28 percent that was enacted in 2005. This change in tax rate resulted in a decrease of tax expense of $0.4 million for current year income and $1.1 million for the change in deferred tax liabilities related to earlier periods for a total benefit of $1.5 million. The benefit was partially offset by $0.8 million of tax expense in the U.S. related to the repatriation of previously undistributed earnings from a subsidiary in Denmark, in connection with the American Jobs Creation Act. The 2005 rate also includes benefit of $4.4 million for reversal of valuation allowances on deferred tax assets. These deferred tax assets were generated in prior years and no tax benefits were recognized at that time.

Executive Summary of 2004 Compared to 2003

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

The Company achieved improved profit margins in 2004, however increased operating costs partially offset the increased gross profit. In 2004 the Company incurred a total of $6.8 million of restructuring costs on a pre-tax basis related to the European sales and distributions operation, discussed below, and reorganization at certain production locations. The management rationalization within the Work Function segment, partial consolidation of the non-manufacturing functions of the Controls segment within the U.S. and completion of the relocation of the West Branch, Iowa, Work Function operations resulted in pre-tax costs of $2.4 million. In 2003 pre-tax restructuring costs related to production locations totaled $7.6 million. The lower restructuring costs in 2004 resulted in $2.4 and $3.7 million improvement in cost of sales and loss on disposal of fixed assets respectively, compared to 2003. The costs in selling, general, and administrative related to restructuring were $0.9 million higher in 2004 than in 2003.

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

The restructuring of the Company’s sales and distribution operations in Europe to consolidate inventory, warehouse, and distribution operations as well as streamline delivery directly from the manufacturing locations to the customer, which began in 2003, was substantially completed in 2004. Also contributing to the increase in selling, general, and administrative costs in 2004 was the continuing development and implementation of a common business system to standardize business processes and provide a single interface to direct OEM customers and suppliers. It is expected that the investment in the common business system will contribute to improved operational efficiency in future years after it is implemented at all Company locations.

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

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	25%	54%	(1)%	17%
Construction/Road Building	36	9	16	22
Specialty	36	37	16	20
Distribution	23	15	7	15

Agriculture/Turf Care

The agricultural market in the Americas benefited from record crop production and strong livestock markets in the U.S. in 2004. The general increase in the agriculture market resulted in large sales increases to the large OEMs in the Americas market for all products. Although Asia-Pacific provides a smaller portion of the Company’s sales in the agricultural market than the Americas and Europe, the 54 percent increase in 2004 sales represents continuing growth in this region, primarily in Japan. The agriculture market in Europe remained flat in 2004, although sales growth did occur in the fourth quarter due to increased sales to several OEMs. The consumer zero-turn radius machines continue to gain market share from traditional lawn and garden tractors, which has led to increased sales of the Company’s new zero-turn transaxle product that was introduced late in 2003. In addition, the Company experienced market share gains from sales of low speed, high torque motors produced in its Nordborg, Denmark, facility.

Construction/Road Building

Sales within the construction market increased in the Americas due to a combination of increased production by OEMs and share growth as Sauer-Danfoss began to supply all hydraulic system content on an application produced by a large OEM, including product previously supplied by a competitor. The Americas road building market experienced strong growth in 2004 with sales growth to all OEMs. The Company experienced growth in Japan due to an increase in exports of skid steer loaders; however, this increase was partially offset by the Chinese government intervention to slow down the economy. Key customers in the Asia-Pacific region are located in China so the government economic restrictions in place during the last half of the year had a negative effect on sales growth; however, growth was strong in the first half of the year, resulting in growth for the full year of 9 percent. Exports also generated additional sales in the European region. Demand for transit mixers has had a positive effect on the European sales in the construction and road building markets. Sales to several European customers experienced strong growth in the fourth quarter of 2004.

Specialty

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

Order Backlog

The following table shows the Company’s order backlog and orders written activity for 2003 and 2004, in addition to the reasons why the amounts fluctuated between years. In 2005 the Company changed their methodology of recording backlog for a few of their larger customers. Under the revised approach the Company no longer includes customers’ forecasted amounts in backlog. The 2004 and 2003 amounts have been revised to reflect this change. Order backlog represents the amount of customer orders received for future shipment.

(in millions)	2003	Currency fluctuation	Acquisitions	Underlying increase (decrease)	2004
Americas
Backlog at December 31	$182.9	$0.3	$—	$45.0	$228.2
Orders written	481.9	0.9	—	136.5	619.3
Asia-Pacific
Backlog at December 31	21.5	0.4	1.1	(4.8)	18.2
Orders written	85.2	5.8	6.5	3.6	101.1
Europe
Backlog at December 31	162.7	17.3	—	24.0	204.0
Orders written	558.7	63.3	6.1	80.9	709.0
Total
Backlog at December 31	367.1	18.0	1.1	64.2	450.4
Orders written	1,125.8	70.0	12.6	221.0	1,429.4

Total order backlog at the end of 2004 was $450.4 million, compared to $367.1 million at the end of 2003, an increase of 23 percent. On a comparable basis, excluding the impact of currency fluctuation and acquisitions, order backlog increased 18 percent over 2003. New sales orders written for 2004 were $1,429.4 million, an increase of 27 percent from 2003. Excluding the impact of currencies and acquisitions, total orders written in 2004 were 20 percent above the 2003 levels.

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

(in millions)	2003	Currency fluctuation	Acquisitions (1)	Underlying increase (decrease)	2004
Net sales
Propel	$505.0	$20.3	$5.1	$126.1	$656.5
Work Function	345.6	27.6	—	38.9	412.1
Controls	276.2	20.5	6.3	32.6	335.6
Segment income (loss)
Propel	$50.1	$8.0	$0.2	$31.7	$90.0
Work Function	9.3	(1.0)	—	12.5	20.8
Controls	13.7	0.1	0.7	10.2	24.7
Global Services and other expenses, net	(29.5)	(2.4)	—	(15.8)	(47.7)

(1)          Consists of three months of operations of Comatrol, which was acquired in April 2003 and the results of a Japanese manufacturing location which was accounted for under the equity method of accounting in 2003.

Propel Segment

The general improvement in the economy contributed to increased sales as demand from large OEMs and distributors increased. Increased sales of $40.0 million in the America’s turf care market also contributed to the sales increase as consumers continue to move away from mechanical transmissions to hydrostatic transmissions. Sales, excluding increases due to fluctuations in currency and acquisitions, increased by 25 percent in 2004 compared to 2003 due to both increased sales volumes and prices.

The Propel segment converted the 25 percent underlying increase in sales to an increase in segment income of 63 percent, excluding the impact of currency fluctuations and acquisitions. This $31.7 million increase in underlying segment income is 25 percent of the underlying sales increase, meeting the Company’s internal expectations. The increase in segment income was partly due to spreading fixed costs over a higher volume of units produced. However, the Company has also continued to identify process improvements and cost reduction opportunities through the use of Six-Sigma quality tools and the pursuit of lean manufacturing efficiency. In recent years Propel segment income has been negatively impacted by increased price pressures due to customers demanding price concessions. In 2004 a focus on global purchasing initiatives reduced material costs by sourcing components to global suppliers who were more cost effective than previous suppliers and to outsource the manufacturing of components when it was cost effective to do so. In 2003 the Propel segment incurred $5.2 million of field recall costs as a result of four separate quality issues. The Company focused on revising processes to reduce the level of field recall costs which contributed to the improved segment income in 2004.

Work Function Segment

Sales in the Work Function segment increased by 11 percent, excluding the effect of currency fluctuations and acquisitions in 2004 compared to 2003. Demand for Work Function product has been high throughout 2004 resulting in production operating at near full capacity at certain Work Function locations. Due to high demand, the Work Function segment has incurred $3.4 million of airfreight costs in order to meet customer delivery requirements in 2004, which negatively impacted segment income. However the increased airfreight costs were more than offset by reduced restructuring costs and the benefits that are beginning to be realized from this restructuring. In 2003 the Company incurred approximately $7.4 million of costs related to the relocation of operations from its facilities in Sturtevant, Wisconsin, and West Branch, Iowa, to its locations in Nordborg, Denmark; Wroclaw, Poland; Freeport, Illinois; and Lawrence, Kansas. The relocation of the West Branch location was completed in 2004, which, combined with additional reorganization within the Work Function segment, resulted in approximately $2.2 million of restructuring costs in 2004. In connection with the restructuring, the Company rationalized and outsourced certain low-volume product lines which is also contributing to the improved segment income in the current year. Segment income in 2004, excluding the effect of currency fluctuations and acquisitions, more than doubled from the 2003 level. The increased segment income derived from the underlying sales growth amounted to over 32 percent of the incremental sales growth, achieving management expectations.

Controls Segment

The Controls segment experienced sales growth of approximately 12 percent in 2004, excluding the effect of currency fluctuations and acquisitions. The PLUS 1 vehicle architecture was introduced during 2004, and although sales for the year were not a significant portion of the Controls Segment total sales, the introduction of the product has been well received. The $10.2 million increase in segment income is 31 percent of the underlying sales increase of $32.6 million, which is in line with management’s expectations.

Global Services and other expenses, net

The $15.8 million increase in Global Services and other expenses relates to three items. First, the Company continues to incur costs, $3.5 million in 2004, to develop a common business system for all of the Company’s worldwide operations. Costs to develop the common business system increased by $1.3 million from the 2003 amount of $2.2 million. Second, due to the Company’s improved financial performance in 2004 costs related to the Company’s incentive plans increased by $13.5 million. Outside service costs to assist in implementing the new requirements to document and test internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 were $6.7 million in 2004, an increase of $6.2 million compared to costs incurred in 2003.

Income Taxes

The Company’s effective tax rate was 32.2 percent in 2004. A decrease of previously recorded accruals for outstanding IRS audit issues on prior year’s tax returns has resulted in a lower effective tax rate.

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

In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same country in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company’s exposure to transaction risk. In 2005 the Company sold a total of $145.9 million into the U.S. of product that had been produced in European based currencies compared to sales into Europe of $45.7 million of product produced in U.S. dollars. This imbalance had a significant impact on the bottom line results of the Company. In 2005 the results were favorable as the dollar became stronger in comparison to other currencies compared to 2004. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.

In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at December 31, 2005 was not significant. In 2006 the Company plans to enter into additional forward contracts to offset the risk of fluctuations in the currency exchange rates having a significant impact on the financial results of the Company.

The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. The translation impact on making prior period comparisons with respect to the Company’s net sales can be material. Translation affects the comparability of both the income statement and the balance sheet. As shown in the table below, the translation impact on net sales has been significant in recent years, with the exception of 2005 as the average exchange rate for the full year in 2005 was comparable to 2004.

	Percentage Sales Growth Over Prior Year
	2005	2004	2003
As Reported	10.2%	24.6%	18.3%
Without Currency Translation Impact	10.0	18.5	8.7

The change in the exchange rate does affect the comparability of the balance sheet between 2005 and 2004 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar strengthened by 13 percent against the euro from December 31, 2004 to December 31, 2005. The U.S. dollar weakened against the euro in 2004 and 2003 by 8 percent and 20 percent, respectively. The strengthening of the dollar has resulted in approximately 40 percent of the Company’s total balance sheet being stated 13 percent lower than the prior year since roughly 40 percent of the Company’s total assets and liabilities are denominated in the euro.

Interest Rate Changes

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on the total debt portfolio. The Company was a party to three interest rate swap agreements at December 31, 2005, with a combined notional amount of 6.8 million euro, that require the Company to pay interest at a fixed rate and receive interest at a variable rate. The fair value of the interest rate swap agreements is recorded as a liability of $0.3 million on the balance sheet at December 31, 2005, with the offset recorded in accumulated other comprehensive income as the derivatives are accounted for using hedge accounting. The interest rate swap agreements mature at various dates through March 2009.

The following table summarizes the maturity of the Company’s debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt (1)	Variable Rate Debt
2006	$13.9	$154.6
2007	7.2	5.7
2008	14.2	—
2009	13.1	—
2010	14.7	—
Thereafter	80.6	—
Total	$143.7	$160.3

(1)          Includes total principal repayments of $8.0 million on variable rate debt that the rate has been fixed through the use of interest rate swaps.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flow from operations and from its various credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia, as well as the private debt markets in the United States as discussed in Note 7 in the Notes to Consolidated Financial Statements. The Company expects to have sufficient sources of liquidity to meet its future funding needs due to the multiple funding sources that have been, and continue to be, available to the Company.

The multicurrency revolving credit facility, which was a modification of the revolving credit facility previously outstanding, provides up to $250 million of unsecured credit through December 2010. At December 31, 2005 the Company had $98.3 million outstanding under the revolving credit facility. The Company is required to meet certain financial covenants under this facility as described in Note 7 in the Notes to Consolidated Financial Statements. The Company was in compliance with the covenants at December 31, 2005 and is not aware of any circumstances currently that would impact compliance during the next twelve months.

Cash Flows from Operations

Cash provided by operations was $116.3 million in 2005, approaching the record $124.8 million of cash from operations in 2004. The Company invested an additional $24.3 million, excluding the effect of currency, in inventories in 2005 in order to meet the anticipated increase in demand for product in early 2006. The inventory increase was offset by an increase in accrued liabilities of $17.6 million, primarily due to increased tax accruals in Germany.

Total cash of the Company increased $2.9 million from December 31, 2004 to December 31, 2005. At December 31, 2005, cash balances in China totaled $10.5 million, or $4.6 million higher than the cash balances at December 31, 2004. Due to the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into them. As the Company continues to consider expanding its manufacturing capabilities in low cost regions, it will make every effort to utilize the cash balances to fund future expansions. Total cash outside of China actually decreased by $1.7 million in 2005, which is in line with the Company’s overall goal to minimize the cash on its balance sheet in order to reduce bank borrowings.

Cash Used in Investing Activities

As discussed in the business segment results, demand for certain Work Function production has exceeded capacity in 2005, resulting in investments to increase production capacity for future years. Capital expenditures for 2005 totaled $95.2 million. In 2004 $13.2 million of the reported $79.3 million of capital expenditures related to the development of the company-wide business system.

Cash Used in Financing Activities

The Company continues to pay dividends to stockholders on a quarterly basis with $21.8 million of cash used to pay dividends in 2005. In addition, the Company periodically makes distributions to its minority interest partners from its various joint venture activities with distributions totaling $6.6 million in 2005. The distributions can vary from year to year depending on the amount of undistributed earnings of the businesses and the needs of the partners. The Company borrowed an additional $9.2 million in 2005, and paid $0.9 million of fees related to the modification of its multicurrency revolving credit facility discussed above.

Contractual Cash Obligations

The majority of the Company’s contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company’s future commitments under contractual obligations as of December 31, 2005:

Contractual Cash Obligations (3)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$304,000	$168,548	$12,899	$14,205	$13,128	$14,662	$80,558
Interest on long-term debt (1),(2)	65,040	13,055	11,726	11,007	9,945	8,739	10,568
Capital leases	19,008	1,666	988	988	988	988	13,390
Operating leases	54,463	11,650	7,402	4,120	3,090	2,874	25,327
Rental and service agreements with related party Danfoss A/S	58,792	6,500	6,364	6,275	6,261	6,261	27,131
Total contractual cash obligations	$501,303	$201,419	$39,379	$36,595	$33,412	$33,524	$156,974

The following assumptions are used in the calculation of the contractual cash obligations:

(1)         The annual amount borrowed under revolving credit agreements does not change from the $98.3 million borrowed at December 31, 2005, through the maturity date of the agreements.

(2)         The margin rate on variable interest rate debt does not change from December 31, 2005. The base interest rate for future years is based on the interest yield curves as of December 31, 2005.

(3)         Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2005 exchange rate.

In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. In 2006 the Company anticipates contributing $8.1 million to its U.S. and U.K. pension and health benefit plans. There are no plans to fund the German pension plan, which is customary in that country.

Other Matters

Critical Accounting Estimates

The SEC’s guidance surrounding the disclosure of critical accounting estimates requires disclosures about estimates a company makes in applying its accounting policies. However, such discussion is limited to “critical accounting estimates,” or those that management believes meet two criteria: 1) the accounting estimate must require a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made, and 2) different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period could have a material impact on the presentation of the company’s financial condition, changes in financial condition or results of operations.

Besides the estimates that meet the two criteria for a “critical estimate” above, the Company makes many other accounting estimates in preparing its financial statements and related disclosures. All estimates, whether or not deemed critical, can affect the reported amounts of assets, liabilities, revenues, and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including estimates not deemed “critical” under the SEC’s guidance.

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

Inventory Valuation — As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to almost 21 percent of total assets at December 31, 2005. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) cover losses in the normal course of operation, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.

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

In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as “field recalls” and in these instances, the Company will record a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Typically, field recalls are infrequent in occurrence, however, when they occur, field recalls can be for a large number of units and quite costly to rectify. Because of the sporadic and infrequent nature of field recalls, and due to the extreme range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are settled, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis.

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

This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation and amortization, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. Despite management’s best efforts to determine the appropriate useful lives of its equipment, certain situations may arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known. In addition, goodwill is tested for impairment at least annually. As of December 31, 2005, a ten percent change in the depreciable lives of the Company’s assets would impact depreciation expense by approximately $8.5 million.

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

Workers Compensation — The Company has an insurance policy to cover workers compensation claims in the United States, in which the Company pays the first $0.25 million per claim, per incident. The Company establishes its workers compensation reserve based on historic growth factors of claims and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

U.S. Health Care Costs — The Company self insures its U.S. health care costs for eligible employees and their qualified dependents with exposure limited to $0.2 million per individual. The Company establishes reserves for its health care cost based on historic claims data and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

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

The Company bases the discount rate assumption on investment yields available at or near year-end on corporate long-term bonds rated AA. The inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategy, and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

The Company’s funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2006 the Company anticipates contributing $5.1 million to its U.S. plans and $1.2 million to its U.K. plans.

Postretirement Benefits Other Than Pensions — The Company provides postretirement health care benefits for certain employee groups in the United States. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

The postretirement liability, which is determined on an actuarial basis, is recognized in the Company’s Consolidated Balance Sheets and the postretirement expense is recognized in the Consolidated Statements of Income. The Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at investment yield trends available near year-end on corporate bonds rated AA. In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. See Note 8 in the Notes to Consolidated Financial Statements for information on the assumptions used as of December 31, 2005. As of December 31, 2005, a one-percentage-point change in the assumed health care cost trend rate would impact the expense recognized in 2005 by $0.2 million and would affect the post-retirement benefit obligation by $2.2 million.

Deferred Income Taxes — Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of the differences are permanent, such as expenses that are not deductible on a tax return, and some of the differences are temporary such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally are attributable to items that can be used as a tax deduction or credit in a tax return in future years but the amount has already been included as an expense in the financial statements. Deferred tax liabilities generally represent deductions that have been taken on the tax return but have not been recognized as expense in the financial statements. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

New Accounting Policies

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” in December 2004, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and eliminates the alternative of accounting for share-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   The revised standard requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant with the cost recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R in 2005 with no impact on the Company’s financial position or net income as the Company was previously accounting for stock-based compensation in accordance with SFAS No. 123.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in 2006. At December 31, 2005 the impact of adopting this statement would not be material to the consolidated financial statements.

In December 2004 the FASB issued FASB Staff Position (FSP) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Jobs Creation Act of 2004” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (AJCA) on an entity’s income tax expense and tax liability. AJCA was enacted in October, 2004 and introduced a limited time 85 percent dividend received deduction on the repatriation of certain foreign earnings. In 2005 the Company repatriated approximately $90.0 million of undistributed earnings from a Danish subsidiary under the AJCA and has recorded a related tax expense of $0.8 million.

Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s Independent Registered Public Accounting Firm, KPMG LLP, perform the following non-audit services that have been approved by the Audit Committee of the Board of Directors: international and U.S. tax planning and compliance services, expatriate tax services, benefit plan audits, statutory audits and related matters, and tax and accounting technical support.

Outlook

Management of the Company anticipates that the U.S. market will continue to grow, but at a more moderate rate than the high growth experienced in 2005. The European market is expected to grow in 2006 as compared to the slow market growth experienced in Europe in 2005. The markets in the

Asia-Pacific region experienced growth at the end of 2005 and this growth is expected to continue into 2006. The implementation of the Company’s common business system will continue, with the Company’s largest implementation of the North American operations occurring in the second quarter of 2006.

Management continues to strive for a reduction in the overall cost structure and will continue to pursue activities to support this goal. A number of actions are being considered to accomplish this goal over the next eighteen months, including the phase-out and divesture of underperforming products in combination with the consolidation of select services and facilities. As a first step in this direction, on March 1, 2006 the Company announced that it intends to close its LaSalle, Illinois facility. This plant is primarily a machining facility for the Propel segment and the majority of the plant operations are expected to be outsourced to external suppliers. The Company anticipates incurring the following range of expenses related to the plant closure:

(in millions)	Low	High
Employee termination costs	$1.6	$1.8
Pension curtailment	1.5	1.7
Property and equipment impairment	3.9	5.0
Other costs	1.0	1.5
Total costs	$8.0	$10.0

The Company anticipates that approximately 40 to 60 percent of the above expenses will result in cash expenditure, including the funding of a pension plan, which will occur over approximately the next seven to ten years.

Overall, management anticipates the financial results in 2006 to be favorable compared to 2005.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Certain market risks are discussed on pages 25-27 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.   Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Report of Management, and Reports of Independent Registered Public Accounting Firm are presented on pages F-1 through F-40 of this report.

Item 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At December 31, 2005 the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Registrant’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining a system of internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm. There have been no significant changes in the Registrant’s internal control over financial reporting during the fourth quarter with the exception of the implementation of a new business system at one location. This resulted in certain manual processes being replaced with automated processing and system integrated accounting postings.

Under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, the Registrant conducted an evaluation of the effectiveness of the Registrant’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Registrant’s evaluation under the framework in Internal Control — Integrated Framework, the Registrant’s management concluded that our internal control over financial reporting was effective as of December 31, 2005.

The Registrant’s management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is presented on pages F-37 and F-38.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information regarding directors of the Company is set forth under the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 1, 2006, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information regarding the Company’s code of conduct and code of ethics is set forth under the section entitled “GOVERNANCE OF THE COMPANY — Code of Conduct and Code of Ethics” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 1, 2006, and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller and other Senior Financial Staff are posted on the Company’s website at www.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.

The Company’s Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, and Corporate Governance Guidelines are posted on the Company’s website set forth in the preceding paragraph. Also, printed copies of such charters and guidelines may be obtained, without charge, by sending a written request to the Corporate Secretary at the address set forth in the preceding paragraph.

Item 11.   Executive Compensation

Information as to Executive Compensation is set forth under the section entitled “Executive Compensation” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 1, 2006, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information regarding securities authorized for issuance under equity compensation plans is set forth under the section entitled “EXECUTIVE COMPENSATION — Equity Compensation” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 1, 2006, and is incorporated herein by reference. Information regarding security ownership is set forth under the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 1, 2006, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related party transactions, is set forth in Note 14 in the Notes to Consolidated Financial Statements on pages F-29 to F-30 of this report, and is incorporated herein by reference. Additional information regarding related party transactions is set forth under the section entitled “GOVERNANCE OF THE COMPANY — Related Transaction” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 1, 2006, and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Information regarding accounting services and fees is set forth under the section entitled “RATIFICATON OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 1, 2006, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as a part of this report.

(1)   The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003, on page F-1.

Consolidated Balance Sheets as of December 31, 2005 and 2004, on page F-2.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income  for the years ended December 31, 2005, 2004, and 2003, on page F-3.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003, on page F-4.

Notes to Consolidated Financial Statements, December 31, 2005, 2004, and 2003, on pages F-5 through F-33.

Report of Management and Reports of Independent Registered Public Accounting Firm, KPMG LLP, on pages F-34 through F-38.

(2)   The following schedule:

Schedule II, Valuation and Qualifying Accounts, on page F-39.

Report of Independent Registered Public Accounting Firm, KPMG LLP, on Schedule II, on page F-40.

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

10.1(d)	The Lease Agreement for the Company’s Osaka, Japan facility is attached as Exhibit 10.1d to the Companies Form 10-K filed March 14, 2005, and is incorporated herein by reference.
10.1(e)	The Lease Agreement for the Company’s Swindon, England facility is attached hereto.
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

10.1(ah)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(ag) above is attached as Exhibit 10.1 (v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ai)

The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(aj)

The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company’s Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(ak)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(ai) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1 (ap)

First Amendment to the Sauer-Danfoss Inc. Annual Officer Incentive Plan Effective December13, 2005, is attached as exhibit 9.4 to the Company’s Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(aq)

The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as exhibit 10.1(bk) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1 (ar)

First Amendment to the Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees, effective December 31, 2005, is attached as exhibit 9.1 to the Company’s Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(as)

The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (As Amended and Restated Effective as of January 1, 2005), is attached as exhibit 9.3 to the Company’s 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(at)

Summary of increased non-employee director compensation, effective April 27, 2005, is attached as Exhibit 10.1(bv) to the Company’s Form 8-K filed on May 3, 2005, and is incorporated herein by reference.

10.1(au)

Summary of increase in base salary for the Company’s President and Chief Executive Officer adopted by the Compensation Committee on February 22, 2005, is attached as Exhibit 10.1(bw) to the Company’s Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.

10.1(av)

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

10.1(aw)

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

10.1 (ax)

The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees, effective December 13, 2005, is attached as Exhibit 9.2 to the Company’s Form 8-K, filed on December 7, 2005, and is incorporate herein by reference

10.1 (ay)

First Amendment to the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees effective January 1, 2006, is attached as Exhibit 9.5 to the Companies Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

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

Date: March 10, 2006

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

Signature	Title	Date
/s/ DAVID J. ANDERSON	Director and President and Chief	March 10, 2006
David J. Anderson	Executive Officer
/s/ KARL J. SCHMIDT	Executive Vice President and Chief	March 10, 2006
Karl J. Schmidt	Financial Officer
/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting	March 10, 2006
Kenneth D. McCuskey	Officer, Secretary
/s/ OLE STEEN ANDERSEN	Director	March 10, 2006
Ole Steen Andersen
/s/ JØRGEN M. CLAUSEN	Director	March 10, 2006
JØrgen M. Clausen
/s/ NICOLA KEIM	Director	March 10, 2006
Nicola Keim
/s/ JOHANNES F. KIRCHHOFF	Director	March 10, 2006
Johannes F. Kirchhoff
/s/ HANS KIRK	Director	March 10, 2006
Hans Kirk

/s/ F. JOSEPH LOUGHREY	Director	March 10, 2006
F. Joseph Loughrey
/s/ KLAUSE H. MURMANN	Director	March 10, 2006
Klaus H. Murmann
/s/ SVEN MURMANN	Director	March 10, 2006
Sven Murmann
/s/ STEVEN H. WOOD	Director	March 10, 2006
Steven H. Wood

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Net Sales	$1,547,816	$1,404,159	$1,126,774
Costs and Expenses:
Cost of sales	1,190,070	1,058,075	874,410
Selling, general and administrative	217,130	200,142	156,658
Research and development	58,673	51,913	43,456
Loss on disposal of fixed assets	1,391	2,119	5,328
Total costs and expenses	1,467,264	1,312,249	1,079,852
Operating income	80,552	91,910	46,922
Nonoperating Income (Expenses):
Interest expense	(17,540)	(18,403)	(18,748)
Interest income	1,887	988	1,348
Other, net	3,465	(4,052)	(3,358)
Nonoperating expenses, net	(12,188)	(21,467)	(20,758)
Income Before Income Taxes and Minority Interest	68,364	70,443	26,164
Minority Interest and Equity Income, net	(18,657)	(21,522)	(15,405)
Income Before Income Taxes	49,707	48,921	10,759
Income Tax Benefit (Expense)	(10,992)	(15,735)	474
Net Income	$38,715	$33,186	$11,233
Net Income per common share, basic	$0.82	$0.70	$0.24
Net Income per common share, diluted	$0.81	$0.70	$0.24
Weighted average basic shares outstanding	47,455,507	47,409,377	47,401,223
Weighted average diluted shares outstanding	47,795,160	47,509,941	47,516,093

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$14,194	$11,273
Accounts receivable (net of allowances fo doubtful accounts of $4,900 and $4,671 in 2005 and 2004, respectively)	220,752	233,146
Inventories	245,383	241,562
Other current assets	31,891	40,131
Total current assets	512,220	526,112
Property, Plant and Equipment, net	450,426	478,543
Other Assets:
Goodwill	120,318	129,554
Other intangible assets, net	29,587	33,357
Deferred income taxes	42,871	32,990
Other	15,491	11,025
Total other assets	208,267	206,926
	$1,170,913	$1,211,581
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$28,275	$23,609
Long-term debt due within one year	168,548	244,987
Accounts payable	107,090	130,071
Accrued salaries and wages	44,035	46,988
Accrued warranty	17,047	16,392
Other accrued liabilities	46,312	35,940
Total current liabilities	411,307	497,987
Long-Term Debt	135,452	76,496
Other Liabilities
Long-term pension liability	49,590	57,148
Postretirement benefits other than pensions	19,461	18,545
Deferred income taxes	44,277	48,454
Other	20,464	28,949
Total other liabilities	133,792	153,096
Minority Interest in Net Assets of Consolidated Companies	51,440	39,927
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2005 and 2004; issued and outstanding 47,498,232 in 2005 and 47,445,768 in 2004	475	474
Additional paid-in capital	332,861	319,871
Retained earnings	78,176	62,257
Accumulated other comprehensive income	27,410	61,710
Unamortized restricted stock compensation	—	(237)
Total stockholders’ equity	438,922	444,075
	$1,170,913	$1,211,581

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Aditional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total
Year Ended December 31, 2003
Beginning balance	47,418,768	$474	$313,760	$47,870	$5,346	$(119)	$367,331
Comprehensive income:
Net income	—	—	—	11,233	—	—	—
Pension adjustment	—	—	—	—	(1,935)	—	—
Unrealized losses on hedging activities	—	—	—	—	(1,360)	—	—
Currency Translation	—	—	—	—	35,325	—	—
Total comprehensive income	—	—	—	—	—	—	43,263
Stock incentive expense	—	—	423	—	—	—	423
Restricted stock grant	13,500	—	136	—	—	(136)	—
Restricted stock compensation	—	—	—	—	—	98	98
Deemed dividend	—	—	—	(621)	—	—	(621)
Cash dividends declared ($.28 per share)	—	—	—	(13,280)	—	—	(13,280)
Ending Balance	47,432,268	474	314,319	45,202	37,376	(157)	397,214
Year Ended December 31, 2004:
Comprehensive income:
Net income	—	—	—	33,186	—	—	—
Pension adjustment	—	—	—	—	(7,655)	—	—
Unrealized losses on hedging activities	—	—	—	—	(538)	—	—
Currency Translation	—	—	—	—	32,527	—	—
Total comprehensive income	—	—	—	—	—	—	57,520
Performance unit compensation	—	—	5,344	—	—	—	5,344
Restricted stock grant	13,500	—	208	—	—	(208)	—
Restricted stock compensation	—	—	—	—	—	128	128
Cash dividends declared ($.34 per share)	—	—	—	(16,131)	—	—	(16,131)
Ending Balance	47,445,768	474	319,871	62,257	61,710	(237)	444,075
Year Ended December 31, 2005:
Comprehensive income:
Net income	—	—	—	38,715	—	—	—
Pension adjustment	—	—	—	—	92	—	—
Unrealized losses on hedging activities	—	—	—	—	192	—	—
Currency Translation	—	—	—	—	(34,584)	—	—
Total comprehensive income							4,415
Adoption of SFAS No. 123R “Share Based Payment”	—	—	(237)	—	—	237	—
Performance units vested	38,964	1	(1)	—	—	—	—
Modification of performance units			3,545				3,545
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock and performance unit compensation			9,683			—	9,683
Cash dividends declared ($.48 per share)	—	—	—	(22,796)	—	—	(22,796)
Ending Balance	47,498,232	$475	$332,861	$78,176	$27,410	$—	$438,922

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income	$38,715	$33,186	$11,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	88,322	82,363	80,377
Minority interest and equity income, net	18,657	21,522	15,405
Restricted stock and performance unit compensation	9,683	5,344	—
(Increase) decrease in working capital, excluding effects of acquisitions —
Accounts receivable, net	(4,829)	(30,780)	(5,542)
Inventories	(24,276)	(24,287)	(7,616)
Accounts payable	(13,368)	22,705	6,121
Accrued liabilities	17,621	10,191	6,188
Change in deferred income taxes	(12,449)	(2,174)	(12,371)
Other	(1,764)	6,742	1,763
Net cash provided by operating activities	116,312	124,812	95,558
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(95,247)	(79,257)	(59,991)
Payments for acquisitions and license rights, net of cash acquired	—	(5,656)	(7,202)
Proceeds from sales of property, plant and equipment	1,942	9,367	2,204
Net cash used in investing activities	(93,305)	(75,546)	(64,989)
Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	7,598	(14,978)	1,120
Net borrowings (repayments) on revolving credit facility	(62,355)	33,420	33,018
Repayments of long-term debt	(13,253)	(42,355)	(34,200)
Borrowings of long-term debt	77,190	—	—
Payments for debt financing costs	(898)	—	(1,824)
Cash dividends	(21,843)	(14,706)	(13,280)
Distribution to minority interest partners	(6,570)	(14,711)	(13,667)
Net cash used in financing activities	(20,131)	(53,330)	(28,833)
Effect of Exchange Rate Changes on Cash	45	251	953
Cash and Cash Equivalents:
Net increase (decrease) during the year	2,921	(3,813)	2,689
Beginning balance	11,273	15,086	12,397
Ending balance	$14,194	$11,273	$15,086
Supplemental Cash Flow Disclosures:
Interest paid	$15,601	$17,984	$18,581
Income taxes paid	$14,780	$12,324	$12,825

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation —

Sauer-Danfoss Inc., a U.S. Delaware corporation, and subsidiaries (the Company) is a worldwide leader in the design, manufacture, and sale of engineered hydraulic and electronic systems and components that generate, transmit and control power in mobile equipment. The Company’s products are used by original equipment manufacturers of mobile equipment, including construction, road building, agricultural, turf care, material handling, and specialty vehicle equipment. The Company’s products are sold throughout the world either directly or through distributors.

The consolidated financial statements represent the consolidation of all companies in which the Company has a controlling interest and are stated in accordance with accounting principles generally accepted in the United States. All significant intercompany balances, transactions, and profits have been eliminated in the consolidated financial statements.

Use of Estimates —

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition —

Net sales are recorded when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Estimates for future warranty expense are recorded when the related revenue is recognized. Timing of revenue recognition is consistent with when the risks and rewards of ownership and title to the product have transferred to the customer.

Cash and Cash Equivalents —

Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2005 cash balances in China totaled approximately $10,500 and due to the nature of the governmental and other regulatory controls it is difficult to move cash out of this country for reasons other than payment for goods shipped into them.

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

Inventories —

Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the inventory valuation method in place prior to acquisition, either weighted average or first-in, first-out (FIFO). The percentage of year-end inventory valued under the LIFO, FIFO, and average cost methods was 18%, 45%, and 37%, respectively, for 2005 and 17%, 42%, and 41%, respectively, for 2004.

Property, Plant and Equipment and Depreciation —

Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($38,697, $36,533, and $27,208 in 2005, 2004, and 2003, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income.

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

claim to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company’s estimated warranty obligation. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as field recalls and in these instances, the Company records a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Due to the sporadic and infrequent nature of field recalls, and the potential for a range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis.

Impairment of Long-Lived Assets and Assets to be Disposed Of —

Consistent with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset or group of assets is impaired, the Company recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets.

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

be met in accordance with the incentive plan will be achieved. Shares under both the restricted stock plan and the long term incentive plan have an exercise price of zero.

	Net Income	Shares	EPS
December 31, 2005
Basic net income	$38,715	47,455,507	$0.82
Effect of dilutive securities:
Restricted stock	—	22,486	—
Performance units	—	317,167	(0.01)
Diluted net income	$38,715	47,795,160	$0.81
December 31, 2004
Basic net income	$33,186	47,409,377	$0.70
Effect of dilutive securities:
Restricted stock	—	18,185	—
Performance units	—	82,379	—
Diluted net income	$33,186	47,509,941	$0.70
December 31, 2003
Basic net income	$11,233	47,401,223	$0.24
Effect of dilutive securities:
Restricted stock	—	12,885	—
Performance units	—	101,985	—
Diluted net income	$11,233	47,516,093	$0.24

Fair Value of Financial Instruments —

The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.

The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities. At December 31, 2005 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $307,550 compared to its carrying value of $304,000. The estimated fair value of long-term debt at December 31, 2004 was $307,547 compared to its carrying value of $321,483. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

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

Interest rate swaps, which are designated as cash flow hedges, are used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2005 and 2004, the Company had three interest rate swaps outstanding that mature at various dates through March 2009. The combined notional amount of the three contracts is 6,769 euros at December 31, 2005. There is no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives is recorded in accumulated other comprehensive income.

In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at December 31, 2005 of $17 was recorded as a liability on the consolidated balance sheet.

At December 31, 2004 the Company was party to a foreign currency contract, which matured in January 2005, to protect against the effects of foreign currency fluctuations for a loan to the U.S. holding company from a Danish bank denominated in euros. The mark-to-market gain or loss due to currency fluctuations on both the loan and the currency contract are reported in other income (expense) in the consolidated statements of income with the asset and liability in the consolidated balance sheets adjusted to fair value.

Employee Stock-Based Compensation —

The Company accounts for employee stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments.” The fair value method to account for employee-stock compensation was adopted in 2003.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

New Accounting Principles —

In December 2004 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Jobs Creation Act of 2004” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (AJCA) on an entity’s income tax expense and tax liability. AJCA was enacted in October, 2004 and introduced a limited time 85% dividend received deduction on the repatriation of certain foreign earnings. FSP No. 109-2 states that an entity is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In 2005 the Company repatriated approximately $90,000 of undistributed earnings from a Danish subsidiary under the AJCA and has recorded a related tax expense of $829.

The FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company adopted the requirements of FIN 47 in 2005 with no effect on the Company’s consolidated financial statements.

The FASB issued SFAS No. 123R, “Share-Based Payment” in December 2004, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and eliminates the alternative of accounting for share-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   The revised standard requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant with the cost recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R in 2005 with no impact on the Company’s financial position or net income as the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” in 2003. In accordance with SFAS No. 148, the Company selected the prospective method of reporting this change in accounting principle, which allowed the Company to apply the recognition provisions to all employee awards granted, modified or settled after January 1, 2003.

In May 2004 the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) which replaced FSP 106-1 of the same name. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s retiree health and accident plan is at least actuarially equivalent to Medicare Part D and is eligible for the federal subsidy. The Company determined that the impact of the Act on the financial statements was not material and therefore was not considered a significant event. The effects of the Act were incorporated in the measurement of plan assets and obligation that was completed as of December 31, 2005 resulting in a decrease of $1,465 in the amount of unrecognized actuarial loss. The

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

effects of the Act are being amortized over the expected remaining life of the Plan participants, resulting in a reduction to the annual postretirement benefit expense of approximately $200.

The FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities” in December 2003, which requires variable interest entities to be consolidated by the party determined to be the primary beneficiary. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. The Company adopted FIN No. 46R in the first quarter of 2004, consolidating one entity which was previously accounted for under the equity method of accounting, with no material effect on the financial statements.

The Company adopted SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” in 2003, with additional disclosures provided in 2004. This statement added certain disclosure requirements for the major categories of plan assets, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer’s contributions expected to be paid to the plans during the next fiscal year, and interim disclosures of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. This statement required additional disclosure only, as provided in Note 8, and had no effect on the Company’s financial position or net income.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires companies to classify certain financial instruments as liabilities that may previously have been classified as equity. The Company adopted SFAS No. 150 in 2003 and reviewed all joint venture agreements that may require different accounting treatment under SFAS No. 150 than previously adopted. There was no impact on the consolidated financial statements other than the additional disclosure in Note 10.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in 2006. At December 31, 2005 the impact of adopting this statement would not be material to the consolidated financial statements.

Reclassifications —

Certain previously reported amounts have been reclassified to conform to the current period presentation.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

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

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance at January 1, 2004	$34,169	$20,398	$65,087	$119,654
Goodwill acquired during period	—	—	4,009	4,009
Reclassify goodwill to intangible assets	—	—	1,042	1,042
Translation adjustment	1,329	793	2,727	4,849
Balance as of December 31, 2004	$35,498	$21,191	$72,865	$129,554
Translation adjustment	(2,531)	(1,511)	(5,194)	(9,236)
Balance as of December 31, 2005	$32,967	$19,680	$67,671	$120,318

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(3) Restructuring Charges:

The Company began to restructure its European sales and distribution operations during 2003, which continued throughout 2004. During 2003 the Company relocated the operations of its Sturtevant, Wisconsin, and West Branch, Iowa, locations to other existing facilities and outsourced certain processes to reduce costs and increase efficiencies. The West Branch operations relocation was completed in 2004, in addition to management reorganizations within the Work Function segment. No significant restructuring projects were underway in 2005. The costs related to the Sturtevant and West Branch restructurings were included in the Work Function segment. The charges related to the European sales and distribution restructuring were allocated to all segments. The following table summarizes the restructuring charges incurred in 2004 and 2003:

	Work Function Segment		European Sales Operations
	2004	2003	2004	2003
Employee termination costs	$1,338	$863	$2,323	$1,195
Employee retraining & relocation costs	148	237	176	62
Property and equipment impairment and loss on disposal	131	3,879	—	—
Coordinating team	—	—	1,166	—
Equipment relocation costs	136	1,527	—	—
Other costs	470	1,129	743	64
Total	$2,223	$7,635	$4,408	$1,321

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

The West Branch and Sturtevant relocations were completed in March 2004 and June 2003, respectively. The European sales and distribution restructuring was completed in December 2004.

(4) Inventories:

The composition of inventories is as follows:

	December 31,
	2005	2004
Raw materials	$101,912	$93,275
Work in progress	59,583	57,561
Finished goods and parts	98,530	102,115
LIFO allowance	(14,642)	(11,389)
Total	$245,383	$241,562

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(5) Property, Plant and Equipment and Property Held for Disposal:

The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2005	2004
Cost —
Land and improvements	$15,134	$14,346
Buildings and improvements	117,901	109,845
Machinery and equipment	981,647	1,006,162
Construction in progress	42,778	52,502
Plant and equipment under capital leases	15,447	17,888
Total costs	1,172,907	1,200,743
Less — accumulated depreciation	(722,481)	(722,200)
Net property, plant and equipment	$450,426	$478,543

Depreciation expense for 2005, 2004, and 2003 was $85,346, $79,307, and $77,584, respectively.

During 2001, the Company closed a manufacturing facility in Racine, Wisconsin, as part of a restructuring related to an acquisition. This property, with a carrying value of $6,900, was classified as a current asset on the consolidated balance sheet at December 31, 2003 and included in Global Services for segment reporting. In 2004 this property was sold and a gain on sale of approximately $600 was recognized in the income statement.

In connection with the West Branch relocation discussed in Note 3 the Company determined the land and building at that location would be sold. In 2003 the Company reduced the carrying value of the property to approximately $3,600 and recorded an impairment charge of approximately $1,500, which was included in loss on disposal of fixed assets on the consolidated statements of income. The Company also has an undeveloped piece of land in Brooklyn Park, Minnesota, which has a carrying value of approximately $3,000. These two properties are classified as other current assets on the consolidated balance sheets at December 31, 2005 and 2004 as they are held for sale. These properties are included in Work Function and Global Services, respectively, for segment reporting. Based upon its most recent analysis, the Company believes that no further impairments existed at December 31, 2005.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(6) Intangible Assets:

The following table summarizes the components of the other intangible asset balances at December 31, 2005 and 2004:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2005
Cost	$19,000	$11,263	$6,065	$5,057	$41,385
Accumulated amortization	(2,715)	(3,965)	(2,242)	(2,876)	(11,798)
Other intangible assets, net	$16,285	$7,298	$3,823	$2,181	$29,587
December 31, 2004
Cost	$19,000	$11,346	$6,889	$7,786	$45,021
Accumulated amortization	(2,172)	(3,163)	(1,710)	(4,619)	(11,664)
Other intangible assets, net	$16,828	$8,183	$5,179	$3,167	$33,357

The change in the cost of intangible assets presented is due to the difference in the currency exchange rates at December 31, 2005 and 2004. Amortization of intangible assets was $2,976, $3,056, and $2,793 in 2005, 2004, and 2003, respectively. Amortization expense is expected to be approximately $2,100, $1,700, $1,600, $1,500, and $1,500 in 2006 through 2010.

(7) Long-Term Debt:

Long-term debt outstanding at December 31, 2005 and 2004 consisted of the following:

	2005		2004
	Long-term debt due within one year	Long-term debt	Long-term debt due within one year	Long-term debt
Multicurrency Revolving Facility	$98,268	$—	$123,528	$—
Danish Revolving Credit Facility	56,278	—	111,944	—
German Long-Term Bank Facilities maturing through 2018	9,820	18,952	4,577	33,030
Multicurrency Term Loan Facility due through 2015	—	75,556	—	—
U.S. 1997 Senior Notes, due through 2007	4,000	4,000	4,000	8,000
U.S. 2000 Senior Notes, due through 2010	—	35,000	—	35,000
Other Borrowings	182	1,944	938	466
Total	$168,548	$135,452	$244,987	$76,496

Multicurrency and Non-U.S. Bank Facilities

In December 2005 the Company entered into a Multicurrency Revolving Facility Agreement (the Agreement). Under the Agreement the Company may borrow up to $250,000 through December 2010. Debt issuance costs of approximately $700 were capitalized and are being amortized to interest expense over the Agreement’s five-year term. Due to the fact that this agreement includes a material adverse

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(7) Long-Term Debt: (Continued)

change clause and any amounts drawn under the facility must be repaid or reborrowed within 360 days, all amounts outstanding under this facility are classified as current.

Borrowings under the Agreement bear interest at a rate based on either the relevant interbank offering rate plus a margin (0.75% at December 31, 2005), Federal Funds plus 0.5%, or the prevailing Prime Rate. The margin on the interbank offering rate option ranges from 0.5% to 1.125%, depending upon the Company’s ratio of net debt to EBITDA, as defined. The weighted average interest rate on outstanding borrowings under the Agreement was approximately 4.3% at December 31, 2005. The Company is also required to pay a commitment fee on the unused portion of the Agreement. The commitment fee rate varies depending upon the Company’s ratio of net debt to EBITDA, as defined. As of December 31, 2005, this fee was 0.175% and the Company had incurred commitment fee expense of $12 in 2005. The Agreement contains certain financial covenants relating to the Company’s EBITDA to net interest expense and net debt to EBITDA, as defined. The Company was in compliance with the covenants at December 31, 2005.

The Agreement was a modification of the Multicurrency Revolving Credit Facility Agreement that the Company had entered into in September 2003 (the Prior Agreement) under which the Company could have borrowed up to $250,000. All borrowings under the Prior Agreement, except a portion of the German long-term debt that was treated as a reduction of the available funds under this facility, were classified as current due to the fact that this agreement included a material adverse change clause and any amounts drawn under this facility had to be repaid or reborrowed within 360 days.

Borrowings under the Prior Agreement  were at an interest rate based upon the relevant interbank offering rate plus a margin ranging from 0.65% to 1.65%, depending on the Company’s ratio of net debt to EBITDA, as defined. The Company was required to pay a commitment fee on the unused portion of the Prior Agreement. The commitment fee rate varied depending upon the Company’s ratio of net debt to EBITDA, as defined. The Company incurred $468 and $787 of commitment fee expense related to the Prior Agreement in 2005 and 2004, respectively.

The Company also maintains a revolving credit facility of 800,000 Danish kroner that is available through June 2006. At December 31, 2005 the Company had 447,149 Danish Kroner or $71,254 available under this facility. The interest rate  on the loans outstanding at December 31, 2005 was 3.4%. In addition, the Company is required to pay a commitment fee on the unused portion of this credit facility, which was at a rate of 0.50% at December 31, 2005. The Company incurred $71 and $19 of expense in 2005 and 2004, respectively as a result of this commitment fee. This facility requires the Company to maintain certain minimum levels of equity and EBITDA to net interest, as defined. The Company was in compliance with the requirements at December 31, 2005.

The German Long-Term Bank Facilities represent a series of long-term and short-term bank loans. Included in the balance of $28,772 are loans with approximately $14,700 outstanding at December 31, 2005 that are secured by property. Interest on the German facilities may be either fixed or variable depending on the individual loan. Interest rates range from 2.6% to 6.6% at December 31, 2005. These facilities contain a variety of repayment schedules and have final maturities ranging from June 2006 through June 2018.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(7) Long-Term Debt: (Continued)

In December 2005 the Company borrowed $75,000 under a new  term loan facility. The Company borrowed $30,000 in U.S. Dollars at a fixed interest rate of 5.74% and 38,450 euro at a fixed interest rate of 4.05% over the ten year term of the loan. Repayments are scheduled from December 2011 through December 2015. The outstanding balance on this loan at December 31, 2005 was $75,556. The Agreement contains certain financial covenants relating to the Company’s EBITDA to net interest expense and net debt to EBITDA, as defined, which the Company was in compliance with at December 31, 2005.

U.S. Borrowings

In December 1997, the Company issued $25,000 of 6.68% Senior Notes (1997 Senior Notes), of which $8,000 remains outstanding at December 31, 2005. The 1997 Senior Notes have remaining repayments on December 15, 2006 and 2007. The 1997 Senior Notes contain certain restrictions and require the maintenance of minimum tangible net worth and maximum leverage, as defined. At December 31, 2005, the Company was in compliance with these requirements.

In October 2000 the Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios that are similar to the 1997 Senior Notes. At December 31, 2005 the Company was in compliance with these requirements.

The Company maintains overdraft facilities in various currencies in multiple countries totaling $76,500 for cash management purposes. The interest rates and commitment fees vary by country and arrangement. At December 31, 2005 there was $28,275 outstanding under these facilities.

Payments required to be made on long-term debt outstanding as of December 31, 2005 during the years ending 2006 through 2010 and for years thereafter, are $168,548, $12,899, $14,205, $13,128, $14,662, and $80,558, respectively.

(8) Pension and Postretirement Benefits other than Pensions:

The Company has noncontributory defined benefit pension plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company also provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The measurements for the U.S. pension and health benefits plans were performed at December 31, 2005 and 2004.

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

Pension expense for 2005, 2004, and 2003 for these defined benefit plans consists of the following components:

	December 31,
	2005	2004	2003
Service cost	$4,516	$4,250	$4,001
Interest cost	10,559	9,945	9,054
Expected return on plan assets	(8,226)	(7,528)	(6,811)
Amortiation of prior service cost	526	530	657
Amortization of net loss	2,362	1,476	630
Net periodic pension expense	$9,737	$8,673	$7,531

The following table sets forth the plans’ funded status as of the respective balance sheet dates:

	December 31,
	2005	2004
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(196,149)	$(165,536)
Service cost	(4,516)	(4,250)
Interest cost	(10,559)	(9,945)
Plan participant contributions	(456)	(463)
Plan amendments	(238)	—
Actuarial loss	(16,217)	(16,326)
Benefit payments	8,696	6,818
Effect of exchange rate changes	10,530	(6,447)
Benefit obligation at December 31	$(208,909)	$(196,149)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	116,138	100,888
Actual return on plan assets	13,254	10,978
Employer contributions	15,963	6,594
Effect of exchange rate changes	(4,221)	2,477
Plan participant contributions	456	463
Benefit payments	(7,211)	(5,262)
Fair value of plan assets at December 31	134,379	116,138
Funded status at December 31	(74,530)	(80,011)
Unrecognized actuarial loss	46,233	38,607
Unrecognized prior service cots	1,511	3,364
Net amount recognized	$(26,786)	$(38,040)

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2005	2004
Long-term pension liability, net (1)	$(37,549)	$(51,407)
Current pension liability	(5,049)	(4,590)
Intangible asset	1,665	3,459
Accumulated other comprehensive income	14,147	14,498
Net amount recognized	$(26,786)	$(38,040)

(1)          Includes plan assets of $12,041 and $5,741 in 2005 and 2004, respectively for the U.K. plan that is included in other assets.

Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2005	2004	2003
Discount Rates
United States	5.75%	6.00%	6.25%
Germany	4.50	4.75	5.30-6.00
United Kingdom	4.66	5.25	5.50
Rates of increase in compensation levels
United States	3.50	3.50	3.50
Germany	2.00	2.50	2.50
United Kingdom	3.90	4.00	4.00
Expected long-term rate of return on assets
United States	8.50	8.50	8.50
United Kingdom	5.86	6.20	6.00

The target asset allocation for the U.S. pension assets, on average, is 60% in equity securities and 40% in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 8.5% measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 11% and fixed income securities produce an average annual yield of 6%. The target asset allocation for the U.K. pension assets, on average, is 58% in equity securities, 40% in fixed income securities, and 2% in cash. This allocation is expected to earn an average annual rate of return of approximately 5.86%.

The discount rate assumptions were based on investment yields available on AA rated long-term corporate bonds with cash flows that are similar to expected benefit payments.

The expected return on plan assets is based on the asset allocation mix and the historical return, taking into account current and expected market conditions.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

The weighted average asset allocations by asset category for the U.S. and U.K. pension plans at December 31 are as follows:

	U.S. Plan		U.K. Plan
	2005	2004	2005	2004
Equity securities	62%	60%	48%	61%
Debt securities	35%	37%	34%	38%
Other	3%	3%	18%	1%
Total	100%	100%	100%	100%

During December 2005 the Company contributed approximately $8,600 to the U.K. Plan funds, which were held in a high-interest cash deposit account temporarily pending a review of long-term investment strategy.

Postretirement Benefits

The health benefit plans covering certain groups of U.S. employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future. Health benefits for retirees of non-U.S. operations, where applicable, are provided through government-sponsored plans to which the Company contributes funds during the individuals’ employment periods.

The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Service cost	$553	$621	$539
Interest cost	1,876	1,753	1,636
Net deferral and amortization	693	543	322
Postretirement benefit expense	$3,122	$2,917	$2,497

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2005	2004
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(29,502)	$(27,153)
Service cost	(553)	(621)
Interest cost	(1,876)	(1,753)
Actuarial loss	(4,494)	(2,102)
Benefit payments	2,206	2,127
Accumulated postretirement benefit liability at December 31	(34,219)	(29,502)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	2,206	2,127
Benefit payments	(2,206)	(2,127)
Fair value of plan assets at December 31	—	—
Funded status	(34,219)	(29,502)
Unrecognized actuarial loss	14,758	10,957
Postretirement benefit obligation	$(19,461)	$(18,545)

The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 10.0% for 2006 and is assumed to decrease ratably in 2007 through 2011 and remain level at 4.5% thereafter.

U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, will only be eligible after age 65 for a Medicare reimbursement allowance based on years of service.

A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2005, by $2,189, and increased or decreased postretirement benefit expense for 2005 by $194. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 5.75%, 6.0%, and 6.25% for 2005, 2004, and 2003, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pensions	Health Care	Health care subsidy receipts (1)
2006	$7,259	$1,772	$70
2007	7,880	2,022	81
2008	8,424	2,202	84
2009	9,026	2,404	89
2010	9,684	2,569	95
2011 to 2015	59,442	15,053	497

(1)          See discussion of Medicare subsidy provided by the Medicare Prescription Drug Improvement and Modernization Act of 2003 in Note 1.

The Company plans to contribute approximately $8,100 to the Company pension and health benefit plans in 2006.

The Company also maintains two defined contribution plans, the Sauer-Danfoss Employees’ Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan, for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $2,200 to these plans in 2005 and $1,900 to these plans in both 2004 and 2003.

(9) Income Taxes:

The Company’s income (loss) before income taxes is as follows:

	Years Ended December 31,
	2005	2004	2003
United States	$5,790	$(4,973)	$(26,545)
European and other	43,917	53,894	37,304
Total	$49,707	$48,921	$10,759

The Company’s primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2005	2004	2003
Current
United States
Federal	$(414)	$2,411	$—
State	357	(100)	—
European and other	(23,722)	(21,294)	(8,403)
Total Current	(23,779)	(18,983)	(8,403)
Deferred
United States
Federal	7,594	3,130	6,519
State	252	(563)	1,179
European and other	4,941	681	1,179
Total Deferred	12,787	3,248	8,877
Total income tax benefit (expense)	$(10,992)	$(15,735)	$474

A reconciliation of tax expense calculated using the U.S. statutory tax rate and recorded income tax expense based on the Company’s income before income taxes is as follows:

	Years Ended December 31,
	2005	2004	2003
Tax expense based on U.S. statutory tax rate	$(17,398)	$(17,124)	$(3,765)
Deferred tax benefit not previously recognized	4,355	—	1,886
Reduction of income tax accrued liability	—	2,600	—
Statutory tax rate change	1,072	—	—
Tax Holiday in China	539	251	—
Tax on Dividend repatriation under AJCA	(829)	—	—
European and Asian locations’ losses not tax benefit	(627)	(1,435)	(424)
Taxes on non-U.S. locations’ income at rates which differ from the U.S. rate	2,690	3,806	1,473
State income taxes	396	(431)	766
Tax effect of minority interest	(914)	(900)	(730)
Other	(276)	(2,502)	1,268
Total income tax benefit (expense)	$(10,992)	$(15,735)	$474

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

The components of the Company’s net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2005		2004
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$26,122	$—	$27,214	$—
Deferred compensation, post-retirement medical and accrued pension benefits	20,996	(953)	23,631	—
Fixed asset basis differences	7,250	(30,688)	1,684	(32,784)
Inventory and warranty accruals	10,177	(1,958)	8,385	(3,913)
Intangible asset fair market value step-up	10,748	(10,909)	12,467	(11,507)
Other items	11,658	(4,060)	5,262	(250)
Gross deferred tax assets/liabilities	86,951	(48,568)	78,643	(48,454)
Valuation allowance	(30,808)	—	(34,706)	—
Net deferred tax assets/liabilities	56,143	(48,568)	43,937	(48,454)
Less current portion	(13,272)	4,291	(10,947)	—
Net deferred tax assets/liabilities, long-term	$42,871	$(44,277)	$32,990	$(48,454)

The U.S. NOL carryforward tax benefits were recorded through a business acquisition; therefore Internal Revenue Code Section 382 will limit the amount of NOL carryforwards that may be used to offset future taxable income in any one year. To the extent the unrecognized tax benefit of certain acquired NOL carryforwards are recognized in the future, the tax benefits of such recognition will reduce goodwill. Approximately $17,500 and $5,700 of the valuation allowance is related to the acquired NOL carryforwards and to foreign tax and research credits, respectively. See further discussion of the tax return carryforwards below.

As of December 31, 2005 and 2004, the Company had not provided U.S. federal income taxes on $122,934 and $190,629 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.

The Company had the following tax return carryforwards available to offset future years’ taxable income at December 31, 2005:

	Amount	Expiration Dates
German NOL — National	$54,023	None
German NOL — Local	3,321	None
U.S. NOL	50,587	2006—2019
Other non-U.S. NOL	11,193	2006—2014
Foreign Tax credits (available to offset U.S. taxes)	6,255	2011—2014

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

The German NOLs reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company’s primary German operations as a flow-through entity for U.S. tax purposes. Accordingly, no net deferred tax asset has been established for the German NOL carryforwards.

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment including invoicing of costs to non-U.S. locations related to the common business system and discontinuance of LIFO method of valuing inventory for a total of $12,400. Based on these factors, management believes it is more likely than not that the Company will realize benefits of the net deferred tax assets as of December 31, 2005.

The American Jobs Creation Act of 2004 introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. During 2005 the company recognized a tax expense of $829 related to repatriation of foreign earnings under this provision.

The Company’s resolved the IRS audit of its federal income tax returns for years 1997 through 2001 during 2005. The Company reduced its expense for income taxes by $335 in 2005 to reflect the final settlement.

(10) Minority Interests:

Minority interests in net assets and income reflected in the accompanying consolidated financial statements consists of:

a)               A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership, for 2005, 2004, and 2003.

b)              A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture for 2005, 2004, and 2003.

c)               A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation, for 2005, 2004, and 2003.

d)              A 49.9% minority interest held by Topcon Laser Systems in TSD Integrated Controls LLC, a U.S. limited partnership, for 2005, 2004, and 2003.

e)               A 55% minority interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation, for 2005 and 2004. Prior to 2004 this entity was accounted for under the equity method but was consolidated in 2004 in accordance with the requirements of FIN No. 46R as discussed in Note 1.

f)                 A 15% minority interest held by Mr. Mose Natale Arduini in Comatrol S.p.A., an Italian corporation, from April 10, 2003 through April 30, 2004.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(10) Minority Interests: (Continued)

The following tables set forth the components of minority interest in the consolidated balance sheets:

	December 31,
	2005	2004
Hydro-Gear Limited Partnership	$33,586	$25,467
Sauer Shanghai Hydraulic Transmission Company	4,357	3,248
Sauer-Danfoss-Daikin, Ltd	7,765	6,452
TSD Integrated Controls LLC	847	687
Daikin-Sauer-Danfoss Manufacturing, Ltd.	4,885	4,073
Total	$51,440	$39,927

The Company has a limited partnership agreement that indicates a termination date of December 31, 2035. This entity is consolidated in the Company’s financial statements. The agreement indicates that if the partnership were to terminate the assets would be distributed in accordance with each partner’s ownership percentage. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” management of the Company has estimated the current market value of the partnership. Based on this estimate, if the partnership were to terminate the Company would distribute approximately $87,000 to the minority interest owner.

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

As a result of the Danfoss Fluid Power acquisition, the Company elected, by the action of its independent directors, to terminate the limited partnership interests. Pursuant to the terms of the agreement creating the limited partnership, in exchange for the termination of the limited partnership interests, the Company issued 2,250 shares of its common stock and paid the balance of the current accounts of the Limited Partners of $3,873. The difference between the fair market value of the shares issued and the historical basis of the limited partnership interest was considered to be a deemed dividend of $17,337 under common control accounting. In addition, the agreement required the Company to pay an amount in cash equal to the income tax payable as a result of the exchange of the shares of common stock of the Company for the limited partnership interests, but not to exceed 11,942 euros, $14,092 at December 31, 2005, using an exchange rate of 1.18 euros to the U.S. dollar. As of December 31, 2002, the Company had paid $3,254 toward this tax liability. However, as of that date, the Murmann Limited Partners were in dispute in the German tax courts over the total amount of tax liability related to this transaction. In 2003 the Murmann Limited Partners incurred an additional tax liability of $621, which the Company, pursuant to the terms of the agreement, paid to the Murmann Limited Partners. The Company recorded this amount as a deemed dividend in 2003.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(11) Accumulated Other Comprehensive Income:

The changes in accumulated other comprehensive income for the years ended December 31, 2003, 2004 and 2005 follows:

	Currency Translation	Pension Adjustment		Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2003	$5,974	$(2,055)		$1,427	$5,346
Change in period	35,325	(2,370)		(1,360)	31,595
Income tax benefit	—	435		—	435
Balance as of December 31, 2003	41,299	(3,990)		67	37,376
Change in period	32,527	(9,458)		(674)	22,395
Income tax benefit	—	1,803		136	1,939
Balance as of December 31, 2004	73,826	(11,645)		(471)	61,710
Change in period	(34,584)	787		301	(33,496)
Income tax benefit	—	(695	)(1)	(109)	(804)
Balance as of December 31, 2005	$39,242	$(11,553)		$(279)	$27,410

(1)          Represents tax effect on German pension amounts, not previously tax-effected related to net operating loss carryforwards.

(12) Derivative Financial Instruments:

The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has entered into forward contracts to hedge the value of the U.S. dollar cash flow at locations that do not have the U.S. dollar as their functional currency but conduct certain transactions in U.S. dollars. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars through the cash settlement date. The Company enters forward contracts that mature from two to eighteen months after the contract date.

Changes in the fair value of derivative financial instruments are recognized in income or in stockholders’ equity as a component of comprehensive income depending on whether any transaction related to the hedged risk has occurred. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of income. There was no hedge ineffectiveness in 2005. Any changes in fair values of derivatives not qualifying as hedges are reported immediately in other income (expense) on the consolidated statement of income; however, the Company did not have any derivatives that did not qualify as hedges in 2005.

The fair value estimates used to value the foreign exchange contracts are based on information available to management and were determined using quoted market prices and the discounted value of future cash flows.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(12) Derivative Financial Instruments: (Continued)

During the year ended December 31, 2005, accumulated other comprehensive income increased by $17 due to new cash flow hedges entered during 2005.

At December 31, 2005 the Company expects to reclassify $17 of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual fulfillment of forecasted transactions.

(13) Long-Term Incentive Plan:

The Company’s Long-Term Incentive Plan (the Plan) provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares, and other incentive awards to officers and key employees. The total number of shares of common stock that may be subject to awards or be issued under the Plan shall not exceed 2,400,000 shares, of which no more than 1,200,000 shares may be issued as restricted stock. The settlement of performance units is in shares of company stock or cash as determined by the Compensation Committee of the Board of Directors. The performance units entitle the participants to receive an amount equal to the Company’s dividends during the vesting period.

The following chart summarizes performance unit activity under the Plan for the year ended December 31, 2005:

	Number	Weighted Average Grant Date Fair Value		Weighted Average Vesting Period in Years
Units Outstanding at January 1	$696,230	$17.34		2.5
Units paid	(56,308)	19.40		1.0
Units granted	324,017	21.26		3.0
Units forefeited	(15,910)	18.48		2.7
Units Outstanding at December 31	948,029	18.42	(1)	2.8

(1)          The weighted average fair value at December 31, 2005 was adjusted to reflect the modification of the original award discussed below.

In February 2005 the Compensation Committee of the Board of Directors determined that performance units outstanding, after settlement of the awards related to the 2004 performance, would be settled 100% in company stock with a value withheld to meet the minimum statutory withholding requirements of the Company in the countries where the individual participants pay tax. In accordance with SFAS No. 123R, “Share-Based Payment,” this change was a modification of the original award and therefore these units are being accounted for as equity units with compensation expense recognized based on the fair value of the Company’s stock price at the modification date. The liability accrued in previous years related to the modified performance units was reclassified to additional paid-in-capital at the time the awards were modified.

In February 2004 the Board of Directors approved granting approximately 323,000 performance units under the Plan to replace all performance units and stock options previously granted, as the original targets established for those grants were no longer deemed reasonable due to unforeseen economic conditions. In addition, on that date, the Board of Directors approved granting approximately 385,000

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

additional performance units under the Plan. In 2004 compensation cost related to the units to be distributed in company stock and in cash had been recognized based on the fair value of the equity instruments at the performance unit grant date and fair value at December 31, 2004, respectively. During 2003 the Company awarded 306,000 performance units to employees. As noted above, the 2004 performance units awarded replaced the performance units awarded in 2003.

Compensation expense recognized in selling, general, and administrative expenses in conjunction with the performance units outstanding was $9,499, $10,458, and $368 in 2005, 2004, and 2003, respectively. The tax benefits recognized related to this expense was $3,506, $4,125, and $0 in 2005, 2004, and 2003, respectively.

In March 2003 the Board granted 339,000 stock options to certain members of management. As discussed above, the stock options were replaced by performance units in 2004. The Company recognized compensation expense for stock options over the vesting period based on its best estimate of the number of options that were expected to ultimately vest. Expense recognized in 2003 related to the stock options was $177.

The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250,000 shares.

Under the Non-employee Director Stock Option and Restricted Stock Plan the Company awarded, 13,500 shares of restricted stock to non-employee directors in 2005, 2004, and 2003. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. Prior to the adoption of SFAS No. 123R, unearned compensation related to the restricted stock was shown as a reduction of stockholders’ equity. The Company adopted SFAS No. 123R using a modified prospective application which requires that any unearned compensation related to awards prior to the adoption of SFAS No. 123R be eliminated against the appropriate equity account on the consolidated balance sheet. Compensation expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the vesting period of the grants. Compensation expense recognized in conjunction with the restricted stock outstanding in 2005, 2004, and 2003 amounted to $184, $128, and $98, respectively.

(14) Related Party Transactions:

In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2005, 2004, and 2003 was approximately $52,900, $51,800, and $47,300, respectively. At December 31, 2005 approximately $8,000 owed to Danfoss, A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2005, during

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(14) Related Party Transactions: (Continued)

the years ending 2006 though 2010 and for years thereafter, are $6,500, $6,364, $6,275, $6,261, $6,261, and $27,131, respectively.

The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a minority interest owner in an entity included in the Company’s consolidated financial statements. Purchases were approximately $3,300, $2,600, and $1,600 in 2005, 2004, and 2003, respectively.

In addition, the Company sold product totaling approximately $5,400 and $6,000 in 2005 and 2004, respectively, to Daikin Industries Ltd. (Daikin), a minority interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2005 and 2004 were approximately $6,600 and $6,900, respectively.

The Company had advertising expense of $150 and $300 in 2004 and 2003, respectively, to sponsor a competitive sailing yacht owned by a director of the Company. In 2005 the Company also contributed $350 to a science park principally sponsored by a shareholder of Danfoss A/S. In addition, the Company had sales to Faun Umwelttechnik GmbH & Co., a company owned by a director, of $900 and $800 in 2005 and 2004, respectively.

(15) Commitments, Contingencies, and Guarantees:

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2005, 2004, and 2003 was $18,368, $19,615, and $15,132, respectively. Rent is expensed on a straight-line basis over the term of the leases.

Minimum future rental commitments under all noncancelable operating leases as of December 31, 2005, during the years ending 2006 through 2010 and for the years thereafter, are $11,650, $7,402, $4,120, $3,090, $2,874, and $25,327, respectively.

The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2005, during the years ending 2006 through 2010 and for the years thereafter, are $1,666, $988, $988, $988, $988, and $13,390, respectively.

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(16) Quarterly Financial Data (Unaudited): (Continued)

Summarized quarterly data is set forth in the following table:

	Quarter
	First	Second	Third	Fourth	Total
2005
Net sales	$422,585	$438,096	$342,032	$345,103	$1,547,816
Gross profit	98,988	109,376	76,205	73,177	357,746
Net income	10,810	19,562	4,292	4,051	38,715
Basic net income per common share	$0.23	$0.41	$0.09	$0.09	$0.82
Diluted net income per common share	$0.23	$0.41	$0.09	$0.08	$0.81
2004
Net sales	$361,054	$379,117	$324,729	$339,259	$1,404,159
Gross profit	87,677	106,187	77,811	74,409	346,084
Net income (loss)	11,023	21,607	7,744	(7,188)	33,186
Basic and diluted net income (loss) per common share	$0.23	$0.46	$0.16	$(0.15)	$0.70
2003
Net sales	$300,425	$308,462	$255,370	$262,517	$1,126,774
Gross profit	71,674	77,295	51,964	51,431	252,364
Net income (loss)	10,165	11,262	(2,229)	(7,965)	11,233
Basic and diluted net income (loss) per common share (1)	$0.21	$0.24	$(0.05)	$(0.17)	$0.24

(1)          Basic and diluted net income (loss) per common share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic and diluted net income (loss) per common share may not agree to the annual total.

(17) Segment and Geographic Information:

The Company reports its operating segments around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric motors, and valves that control and direct the power of a vehicle. Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(17) Segment and Geographic Information: (Continued)

loss defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and equity in net earnings of affiliates. The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2005, 2004, and 2003, respectively:

	Propel	Work Function	Controls	Global Services	Total
2005
Trade sales	$751,134	$430,668	$366,014	$—	$1,547,816
Segment income (loss)	106,376	6,345	31,436	(60,140)	84,017
Interest expense					(17,540)
Interest income					1,887
Minority interest and equity income					(18,657)
Income before income taxes					49,707
Depreciation and amortization	38,636	27,408	17,190	5,088	88,322
Total assets	397,950	321,738	256,958	194,267	1,170,913
Capital expenditures	39,285	33,043	19,454	3,465	95,247
2004
Trade sales	$656,482	$412,046	$335,631	$—	$1,404,159
Segment income (loss)	89,992	20,840	24,680	(47,654)	87,858
Interest expense					(18,403)
Interest income					988
Minority interest and equity income					(21,522)
Income before income taxes					48,921
Depreciation and amortization	34,564	24,466	14,789	8,544	82,363
Total assets	417,684	340,272	269,378	184,247	1,211,581
Capital expenditures	28,156	21,838	14,122	15,141	79,257
2003
Trade sales	$505,012	$345,536	$276,226	$—	$1,126,774
Segment income (loss)	50,101	9,287	13,659	(29,483)	43,564
Interest expense					(18,748)
Interest income					1,348
Minority interest and equity income					(15,405)
Income before income taxes					10,759
Depreciation and amortization	34,100	23,563	14,614	8,100	80,377
Total assets	375,977	301,066	234,896	189,815	1,101,754
Capital expenditures	16,056	18,102	14,634	11,199	59,991

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

(17) Segment and Geographic Information: (Continued)

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)			Long-Lived Assets (2)
	2005	2004	2003	2005	2004
United States	$679,849	$598,007	$455,520	$174,201	$169,896
Germany	145,521	134,513	108,654	56,687	77,267
Italy	100,641	100,072	82,663	28,222	34,006
France	80,596	76,142	60,963	912	1,092
Japan	76,766	60,896	43,820	4,591	3,962
United Kingdon	58,054	57,448	50,420	23,340	23,290
Sweden	60,239	52,475	42,788	5,906	6,731
Denmark (3)	22,747	22,187	19,020	188,109	203,173
Slovakia (3)	1,370	1,223	1,021	54,419	58,117
Other countries	322,033	301,196	261,905	79,435	74,945
Total	$1,547,816	$1,404,159	$1,126,774	$615,822	$652,479

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

(18) Subsequent Event (unaudited):

On March 1, 2006 the Company announced its intention to close the LaSalle, Illinois facility, which is primarily a machining facility for the Propel segment. The Company plans to outsource a majority of the processes currently being performed in LaSalle. Based on initial estimates, the Company anticipates incurring approximately $8,000 - $10,000 in charges related to the closing of this facility.

Report of Management

Management Oversight

Sauer-Danfoss believes that good corporate governance promotes ethical business practices, demands meticulous accounting policies and procedures, and includes a structure with effective checks and balances. The management of Sauer-Danfoss Inc. is responsible for the integrity and objectivity of the financial information presented in this annual report on Form 10-K. Sauer-Danfoss believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applying certain estimates and judgments as required.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders of Sauer-Danfoss Inc.:

We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As described in note 13 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock compensation expense.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006, expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

Des Moines, Iowa
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Sauer-Danfoss Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Sauer-Danfoss Inc. (a Delaware corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sauer-Danfoss Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Des Moines, Iowa
March 10, 2006

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2004, and 2005
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Balance Recorded on Acquisition	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2003
Allowance for doubtful accounts	$3,372	497	(487)	330	432	$4,144
For the year ended December 31, 2004
Allowance for doubtful accounts	$4,144	411	(147)	—	263	$4,671
For the year ended December 31, 2005
Allowance for doubtful accounts	$4,671	1,178	(349)	—	(600)	$4,900

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders of Sauer-Danfoss Inc.:

Under date of March 10, 2006, we reported on the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15.(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the 2005, 2004, and 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for stock compensation expense.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006, expressed an unqualified opinion on  management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa

March 10, 2006