Form 10-Q
period 2006-03-31
SAUER DANFOSS INC
filed 2006-05-05
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 1, 2006, 47,732,779 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Sales	$483,959	$422,585
Costs and Expenses:
Cost of sales	367,987	323,597
Selling, general and administrative	53,783	57,133
Research and development	14,534	15,406
Impairment charges and loss (gain) on disposal of fixed assets	1,881	(65)
Total costs and expenses	438,185	396,071
Operating income	45,774	26,514

Nonoperating Income (Expenses):
Interest expense, net	(4,584)	(4,319)
Other, net	(1,161)	1,611
Nonoperating expenses, net	(5,745)	(2,708)
Income Before Income Taxes and Minority Interest	40,029	23,806
Minority Interest	(8,118)	(7,383)
Income Before Income Taxes	31,911	16,423
Income Tax Expense	(6,337)	(5,613)
Net Income	$25,574	$10,810
Net Income per common share, basic	$0.54	$0.23
Net Income per common share, diluted	$0.54	$0.23
Weighted average basic shares outstanding	47,692,279	47,450,732
Weighted average diluted shares outstanding	47,796,162	47,659,284

Dividends declared per common share	$0.14	$0.12

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$17,219	$14,194
Accounts receivable, less allowances of $4,585 and $4,900	300,800	220,752
at March 31, 2006 and December 31, 2005, respectively
Inventories	231,767	245,383
Other current assets	33,690	31,891
Total current assets	583,476	512,220

Property, Plant and Equipment, net of accumulated depreciation of $746,629
and $722,481 at March 31, 2006 and December 31, 2005, respectively	448,274	450,426

Other Assets:
Goodwill	121,110	120,318
Other intangible assets, net	28,776	29,587
Deferred income taxes	46,227	42,871
Other	14,191	15,491
Total other assets	210,304	208,267
	$1,242,054	$1,170,913
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$48,606	$31,934
Long-term debt due within one year	159,874	168,548
Accounts payable	119,750	107,090
Accrued salaries and wages	49,995	44,035
Accrued warranty	17,189	17,047
Other accrued liabilities	53,974	42,653
Total current liabilities	449,388	411,307

Long-Term Debt	136,512	135,452

Other Liabilities
Long-term pension liability	50,774	49,590
Postretirement benefits other than pensions	19,672	19,461
Deferred income taxes	47,085	44,277
Other	20,796	20,464
Total other liabilities	138,327	133,792

Minority Interest in Net Assets of Consolidated Companies	57,879	51,440

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2005 and 2004; issued and outstanding 47,732,779 in 2006 and 47,498,232 in 2005	477	475
Additional paid-in capital	331,948	332,861
Retained earnings	97,067	78,176
Accumulated other comprehensive income	30,456	27,410
Total stockholders’ equity	459,948	438,922
	$1,242,054	$1,170,913

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Aditional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2005	47,498,232	$475	$332,861	$78,176	$27,410	$438,922

Period Ended March 31, 2006
(Unaudited)
Comprehensive income:
Net income	—	—	—	25,574	—	—
Unrealized gains on hedging activities	—	—	—	—	43	—
Currency translation	—	—	—	—	2,992	—
Total comprehensive income	—	—	—	—	—	28,609
Performance units vested	234,547	2	(2)	—	—	—
Minimum tax withholding net settlement	—	—	(3,144)	—	—	(3,144)
Restricted stock and performance unit compensation	—	—	2,244	—	—	2,244
Cash dividends declared ($.14 per share)	—	—	—	(6,683)	—	(6,683)
Ending Balance	47,732,779	$477	$331,959	$97,067	$30,445	$459,948

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$25,574	$10,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,001	22,360
Minority interest	8,118	7,383
Restricted stock and performance unit compensation	2,244	2,888
Impairment charge and loss on disposal of fixed assets	1,881	—
(Increase) decrease in operating assets and liabilities -
Accounts receivable, net	(75,153)	(62,107)
Inventories	20,363	1,020
Accounts payable	4,364	978
Accrued liabilities	13,620	4,475
Change in deferred income taxes	(686)	853
Other	3,082	10,266
Net cash provided by (used in) operating activities	25,408	(1,074)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(16,883)	(18,443)
Proceeds from sales of property, plant and equipment	406	342
Net cash used in investing activities	(16,477)	(18,101)

Cash Flows from Financing Activities:
Net borrowings on notes payable and bank overdrafts	16,349	32,664
Net borrowings (repayments) on revolving credit facility	(9,955)	1,273
Repayments of long-term debt	(1,062)	(4,299)
Borrowings of long-term debt	935	—
Cash dividends	(5,700)	(4,744)
Distribution to minority interest partners	(2,028)	(1,948)
Net cash provided by (used in) financing activities	(1,461)	22,946

Effect of Exchange Rate Changes on Cash	(4,445)	(2,602)

Cash and Cash Equivalents:
Net increase during the period	3,025	1,169
Beginning balance	14,194	11,273
Ending balance	$17,219	$12,442

Supplemental Cash Flow Disclosures:
Interest paid	$4,802	$4,402
Income taxes paid	$7,505	$4,590

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

1)            Summary of Significant Accounting Policies -

Basis of Presentation and Principles of Consolidation –

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States (U.S.), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2006.

Use of Estimates —

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Principle –

In November 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs.”  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in the first quarter of 2006 with no material effect on the Company’s consolidated financial statements.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2)            Basic and Diluted Per Share Data -

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plan and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plan, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plan will be achieved. Shares under both the restricted stock plan and the long-term incentive plan have an exercise price of zero. The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three-month periods ended March 31, 2006 and 2005:

	March 31, 2006			March 31, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income	$25,574	47,692,279	$0.54	$10,810	47,450,732	$0.23
Effect of dilutive securities:
Restricted stock	—	27,532	—	—	24,645	—
Performance units	—	76,351	—	—	183,907	—
Diluted net income	$25,574	47,796,162	$0.54	$10,810	47,659,284	$0.23

3)            Restructuring Charges -

In March 2006 the Company announced its intentions to close the LaSalle, Illinois, plant, discontinue production of older product lines manufactured in Swindon, England, and restructure certain activities in the Controls segment. Certain products currently manufactured in LaSalle will be outsourced to reduce costs and increase efficiencies. The total cost of the restructuring activities at LaSalle and Swindon are expected to be approximately $8,500 and $6,200, respectively. The costs related to the LaSalle plant closing are included in the Propel segment and the costs related to the Swindon product line discontinuance are included in the Work Function segment.  The following table summarizes the restructuring charges incurred in 2006:

	March 31, 2006
	Propel	Work Function	Controls	Total
Employee termination costs	$1,283	$251	$—	$1,534
Property and equipment impairment and loss on disposal	—	1,547	108	1,655
Accelerated depreciation due to change in useful lives	326	—	—	326
Pension curtailment	1,551	—	—	1,551
Total	$3,160	$1,798	$108	$5,066

The amount for pension curtailment is the recognition of unamortized prior service costs related to the pension plan at LaSalle. At March 31, 2006 $1,534 of the employee termination costs were accrued on the balance sheet.

The cost for restructuring as of March 31, 2006 totaled $5,066 consisting of $3,338, $73, and $1,655 included in cost of sales, selling, general and administrative expenses, and impairment charges and loss on disposal of fixed assets, respectively.

4)            Inventories-

The composition of inventories is as follows:

	March 31, 2006	December 31, 2005
Raw materials	$101,273	$101,912
Work in progress	53,624	59,583
Finished goods and parts	91,725	98,530
LIFO allowance	(14,855)	(14,642)
Total	$231,767	$245,383

5)            Long-Term Incentive Plan -

Under the 1998 Long-Term Incentive Plan (1998 Incentive Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees. Refer to Note 13 in the Notes to Consolidated Financial Statements in the Company’s 2005 annual report filed on Form 10-K for additional information. In February 2005 the Compensation Committee of the Board of Directors determined that all performance units outstanding at that time, in addition to the performance units granted in 2005, would be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements of the Company in the countries where the individual participants pay tax. Therefore these units are being accounted for as equity units with compensation expense recognized based on the fair value of the Company’s stock price at the grant or the modification date.

In December 2005, the Board of Directors approved the adoption of the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), subject to stockholder approval at the annual meeting in June 2006.  The 2006 Incentive Plan provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment.  In February 2006 the Compensation Committee granted 346,013 performance units under the 2006 Incentive Plan, subject to the approval of the plan by the stockholders.  The Compensation Committee indicated that the performance units granted in 2006 would be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements, with the exception of grants to certain individuals that would be settled in cash.  The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant or modification, with an offsetting increase in additional paid-in capital. The expense related to the performance units granted under the 2006 Incentive Plan was valued based on the market price of the Company’s stock as of the end of March 31, 2006.  The market price of the Company’s stock at the time the 2006 Incentive Plan is approved by the Company’s stockholders will be used to recognize compensation expense in future periods.    The Company recognized $2,197 of expense in the three months ended March 31, 2006 related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized a tax benefit of approximately $770 on this expense. The Company expects to recognize approximately $13,700 of additional expense through 2008 related to the outstanding performance units under these two plans.

The following chart summarizes performance unit activity under the plan for the three months ended March 31, 2006:

	Number	Weighted Average Grant Date Fair Value		Weighted Average Vesting Period in Years
Units Outstanding at January 1	948,029	$18.42		2.8
Units settled	(257,164)	16.98		2.0
Units granted	346,013	22.95	(1)	3.0
Units Outstanding at March 31	1,036,878	20.29		3.0

(1)  The grant date fair value is the March 31, 2006 market value.  This will be updated upon approval of the 2006 Incentive Plan by the stockholders.

6)            Pension and Postretirement Benefits Other than Pensions –

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three months ended March 31, 2006 and 2005 for the defined benefit plans consists of the following components:

	Three months ended March 31,
	2006	2005
Service cost	$1,059	$1,294
Interest cost	2,361	2,904
Expected return on plan assets	(1,828)	(2,238)
Amortization of prior service cost (1)	1,661	159
Amortization of net loss	544	482
Net periodic pension expense	$3,797	$2,601

(1)  The 2006 amount includes $1,551 for the write-off of unamortized prior service costs related to the LaSalle pension plan.   The write-off is part of the restructuring activities discussed in Note 3.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
Service cost	$141	$155
Interest cost	470	438
Net deferral and amortization	173	135
Postretirement benefit expense	$784	$728

The FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) in May 2004. The Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act were incorporated in the measurement of the plan assets and obligation that was completed as of December 31, 2005 resulting in a decrease of $1,465 in the amount of unrecognized actuarial loss related to the Company’s retiree health and accident plan. For the three months ended March 31, 2006 the effect of the subsidy was to reduce the amortization of the net unrecognized actuarial loss, the current period service cost, and interest cost on the accumulated plan benefit obligation by $25, $4, and $24 respectively.

7)            Income Taxes -

The Company reversed $4,172 of valuation allowance on deferred tax assets in the first quarter of 2006.  Based on projected future taxable income and tax planning strategies, the Company expects that the deferred tax assets related to foreign and research tax credits in the U.S. will be utilized in the future.

8)            Segment and Geographic Information -

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

The following table presents the significant items by operating segment for the results of operations for the three month periods ended March 31, 2006 and 2005 and balance sheet data as of these dates:

	Propel	Work Function	Controls	Global Services	Total
March 31, 2006
Trade sales	$251,944	$124,939	$107,076	$—	$483,959
Segment income (loss)	40,250	5,684	14,322	(15,643)	44,613
Interest expense, net					(4,584)
Minority interest					(8,118)
Income before income taxes					31,911
Depreciation and amortization	10,433	6,209	4,184	1,175	22,001
Total assets	428,125	338,079	273,938	201,912	1,242,054
Capital expenditures	6,386	6,943	3,347	207	16,883
March 31, 2005
Trade sales	$209,862	$115,732	$96,991	$—	$422,585
Segment income (loss)	31,595	4,456	7,771	(15,697)	28,125
Interest expense, net					(4,319)
Minority interest					(7,383)
Income before income taxes					16,423
Depreciation and amortization	9,765	6,667	3,926	2,002	22,360
Total assets	428,665	330,372	275,381	188,274	1,222,692
Capital expenditures	7,739	4,621	5,759	324	18,443

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets (2)
	Three months ended March 31,		March 31,
	2006	2005	2006	2005
United States	$227,992	$191,066	$171,906	$169,288
Germany	44,781	40,999	56,578	61,096
Italy	30,660	28,384	28,452	31,484
France	25,443	22,713	908	1,030
Japan	18,284	19,676	4,745	4,311
United Kingdon	14,655	15,874	20,940	21,583
Sweden	18,307	16,789	5,954	6,362
Denmark (3)	4,979	5,753	189,932	196,914
Slovakia (3)	444	293	54,385	54,645
Other countries	98,414	81,038	78,551	79,759
Total	$483,959	$422,585	$612,351	$626,472

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the U.S. economy generally, and the construction, road building and material handling and specialty vehicle markets specifically, has, in recent months, been stronger than in recent years. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. has generally been improving, it remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices, and the U.S. government’s stance on the weaker dollar. The economic situation in Europe has begun to improve in recent months. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

About the Company

Sauer-Danfoss Inc. and subsidiaries (the Company) is a worldwide leader in the design, manufacture, and sale of engineered hydraulic and electronic systems and components that generate, transmit and control power in mobile equipment. The Company’s products are used by original equipment manufacturers (OEMs) of mobile equipment, including construction, road building, agricultural, turf care, material handling, and specialty equipment. The Company designs, manufactures and markets its products in the Americas, Europe and the Asia-Pacific regions, and markets its products throughout the rest of the world either directly or through distributors.

Executive Summary – Three months ended March 31, 2006

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company’s first quarter 2006 and 2005 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended March 31,2005	Currency Fluctuations	Underlying increase (decrease)	Three months ended March 31, 2006
Net sales	$422.6	$(20.4)	$81.8	$484.0
Gross profit	99.0	(6.3)	23.3	116.0
% of Sales	23.4%			23.9%

Selling, general and administrative	57.1	(2.4)	1.0	55.7
Research & development	15.4	(0.7)	(0.2)	14.5
Total operating costs	72.5	(3.1)	0.8	70.2
Operating income	$26.5	$(3.2)	$22.5	$45.8
% of Sales	6.3%			9.5%

Net sales for the first quarter 2006 increased 19 percent over first quarter 2005, excluding the effects of currency, with all regions and segments contributing to the increase in sales. The increase in sales in the first quarter was due to overall strong economic conditions, price increases and higher sales volumes.  Sales were particularly strong in the U.S.   The Propel segment experienced the strongest growth in sales.  The Company continued to experience some additional costs related to the use of subcontracting suppliers to reduce the effect of production bottlenecks due to the high demand in the first quarter of 2006.  In addition, the Company experienced an increase in employee labor costs and an increase in material costs. The increased sales, partially offset by higher costs, caused margins to increase by 0.5% in the first quarter of 2006 compared to the first quarter of 2005.

Contributing to the increase in operating income, excluding the effects of currency, was a $1.0 million increase in selling, general, and administrative costs.  Outside service costs during the first quarter of 2006 related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 decreased $2.1 million.  General and administrative costs in the business segments were also lower.  These decreases were partially offset by increased costs related to the Company’s incentive plans and by $1.7 million in asset impairment charges related to restructuring activities.

The Company incurred a total of $5.1 million in restructuring charges during the first quarter of 2006. The Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of older product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the controls segment.   Costs incurred in connection with these restructurings include employee termination costs of $1.5 million, impairment of fixed assets of $1.7 million, pension curtailment charges of $1.6 million, and accelerated depreciation of $0.3 million.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	16%	(33)%	11%	13%
Construction/Road Building	25	40	25	27
Specialty	27	3	20	21
Distribution	24	30	12	20

Agriculture/Turf Care

The turf care market in the Americas was up in the first quarter of 2006 while the agricultural market was down slightly as farmers are reducing their purchasing due to high energy costs.   Increases in the turf care market is attributable to the continued strength of the U.S. economy.  Sales in the European market increased compared to the first quarter of 2005 due to strengthening economic conditions.   The Asia-Pacific market contributes less than 5 percent of the sales in the agriculture / turf care markets.

Construction/Road Building

Sales increased in the construction and road building markets in all regions in the first quarter of 2006. The 25 percent increase in sales in the Americas region is primarily driven by the continued growth in the production of skid steer loaders as well as increases in the production of crawlers.  The Asia-Pacific market also benefited from the growth in the skid steer loader market, in addition to increased demand from the Chinese truck mixer market.  The Road Building market in the Asia-Pacific region showed strong increases due to increased government spending in China.  Growth in the European markets is the result of strong market conditions.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the sales growth in the specialty markets in the first quarter.  Growth in the aerial lift market is the main contributor to the overall 21 percent increase in sales for the first quarter.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Order Backlog

The following table shows the Company’s order backlog at March 31, 2006 and 2005 and orders written in the three-month periods ended March 31, 2006 and 2005, including the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	March 31, 2005	Currency fluctuations	Underlying increase (decrease)	March 31, 2006
Americas
Backlog	$252.6	$0.8	$61.6	$315.0
Orders Written	218.2	1.1	25.5	244.8

Asia-Pacific
Backlog	26.2	(0.6)	1.1	26.7
Orders Written	38.1	(2.3)	(1.1)	34.7

Europe
Backlog	199.7	(8.4)	(0.4)	190.9
Orders Written	208.2	(20.2)	42.0	230.0

Total
Backlog	478.5	(8.2)	62.3	532.6
Orders Written	464.5	(21.4)	66.4	509.5

Total order backlog at March 31, 2006 was $532.6 million, compared to $478.5 million at March 31, 2005, an increase of 11 percent. Excluding the effect of currency fluctuations, order backlog increased 13 percent during this same period.  The increase in backlog at March 31, 2006 reflects the general overall economic strength across the various markets that the Company serves.

New sales orders written in the first three months of 2006 were $509.5 million, an increase of 10 percent over the $464.5 million of orders written in the first three months of 2005. Excluding the impact of currency fluctuations, total orders written in the first three months of 2006 increased 14 percent compared to orders written in the first three months of 2005, resulting in strong sales for the three months ended March 31, 2006 as previously noted in the executive summary.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 8 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended March 31, 2005	Currency fluctuations	Underlying increase (decrease)	Three months ended March 31, 2006
Net sales
Propel	$209.9	$(7.2)	$49.3	$252.0
Work Function	115.7	(7.5)	16.7	124.9
Controls	97.0	(5.7)	15.8	107.1

Segment income (loss)
Propel	$31.6	$(1.6)	$10.3	$40.3
Work Function	4.5	(0.8)	2.0	5.7
Controls	7.8	(1.2)	7.7	14.3
Global Services and other expenses, net	(15.7)	0.1	—	(15.6)

Propel Segment

The Propel segment experienced strong growth, with a 23 percent increase in sales, excluding the effects of currency fluctuations, in first quarter 2006 compared to 2005. Sales have increased due to both increased sales volumes and introduction of new products. All markets experienced growth during the quarter, due largely to strong economic conditions in the U.S. and European markets. Segment income was negatively impacted by $3.2 million of restructuring charges. The Company announced plans to close the manufacturing facility in LaSalle, Illinois during 2006, and costs incurred in the first quarter of 2006 consist of employee severance costs of $1.3 million, pension curtailment costs of $1.6 million and accelerated depreciation of fixed assets of $0.3 million.

Work Function Segment

Sales in the Work Function segment increased 14 percent, excluding the effects of currency fluctuations, in the first quarter of 2006. This increase in sales contributed to income of $5.7 million in 2006. The Company continues to incur costs in order to meet the increase in demand for Work Function products, primarily from the U.S. The increased demand has resulted in increased overtime costs and more use of subcontract suppliers, in addition to increased airfreight delivery costs to expedite shipments, although at a lower level than in the fourth quarter of 2005. The gross profit percentage has remained flat excluding the impacts of currency fluctuations when compared to the first quarter of 2005. Segment income was negatively impacted by $1.8 million of restructuring costs. The Company announced plans to discontinue production of older product lines manufactured in the Swindon, England plant. The Work Function segment incurred $0.3 million in employee severance costs and $1.5 million in impairment of fixed assets related to the restructuring activities.

Controls Segment

Net sales in the Controls segment for first quarter 2006, excluding the effects of currency fluctuations, increased 16 percent compared to first quarter 2005. Gross profit as a percent of sales in first quarter 2006 remained flat compared to the same period in 2005.  Operating costs decreased $0.5 million due primarily to a reduction in research and development costs.   Research and development costs in the first quarter of 2005 were high as there were several new products in development stage.  Also during the first quarter of 2005, the Controls segment incurred start-up costs related to a new production facility in India.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. The Global Services costs in the first quarter of 2006 were level with the costs in the first quarter of 2005, excluding the effects of currency fluctuations.  Transaction gains and losses on foreign currency transactions negatively affected other expenses by $2.6 million in the first quarter 2006 compared to the first quarter of 2005. This was partially offset by a $2.1 million decrease in Sarbanes-Oxley compliance costs during the same periods.

Income Taxes

The Company’s effective tax rate was 19.9 percent for the first quarter of 2006 compared to 34.2 percent for the same period in 2005. The effective tax rate declined significantly in the first quarter of 2006 because tax expense associated with income in the U.S. was offset by the reversal of valuation allowances of $4.2 million on deferred tax assets related to foreign and research credits that are now expected to be utilized.  In addition, the Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between the U.S. and Europe.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. The Company had $1.1 million of expense related to transaction losses in the first three months of 2006 compared to $1.5 million of income for the first three months of 2005.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar remained fairly level compared to other currencies between December 31, 2005 and March 31, 2006; however, the U.S. dollar was stronger in the first quarter of 2006 than in the first quarter of  2005.

In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.  The forecasted sales represent sales to both external and internal parties.  Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.  The fair value of forward contracts outstanding at March 31, 2006 was not significant.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. The Company has not entered into any new interest rate swap agreements in 2006.  Additional information regarding interest rate swaps is set forth in the Company’s most recent annual report filed on Form 10-K and is incorporated herein by reference.   There has been no material change in this information.

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

The Company has a multicurrency revolving credit facility that permits unsecured borrowings up to $250.0 million through December 2010. At March 31, 2006 there was $88.6 million outstanding under the facility, compared to $98.3 million outstanding at December 31, 2005. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations for the first quarter of 2006 was $25.4 million compared to the 2005 cash used in operations of  $1.1 million.

The Company generated positive cash flow from operations despite the fact that working capital needs increased from the previous period end due to the increased level of sales in the first three months of the year.  Inventory decreased at several of the larger manufacturing locations due to the use of inventory to fulfill increasing customer orders. Changes in inventory, accounts payable and accrued liabilities were offset by increases in accounts receivable due to increases in sales.

Cash Used in Investing Activities

Capital expenditures in the first three months of 2006 were $16.9 million compared to $18.4 million in the first three months of 2005.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. In the first quarter of 2006, the Board of Directors approved an additional increase to the quarterly dividend, raising the quarterly dividend to $0.14 per share from $0.12 per share  in 2005.  The increased dividend will be paid in the second quarter of 2006. Dividend payments during the first quarter were $5.7 million in 2006 compared to $4.7 million in 2005.  Repayment of borrowings under credit facilities used $11.0 million of cash in the first quarter of 2006. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

In November 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs.”  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in the first quarter of 2006 with no material impact on the consolidated financial statements.

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

Outlook

Sales levels were at record levels for the first quarter of 2006 and are expected to continue to be strong through the second quarter of 2006. Although earnings in 2006 will continue to be negatively impacted by implementation costs related to the new common business system and targeted restructuring activities, the financial results for the full year are expected to surpass the 2005 financial results. Management of the Company expects the implementation of the common business system and the restructuring activities currently underway to have a positive impact on Company’s financial results starting in 2007 and beyond.

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

There were no changes to internal controls over financial reporting that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the security holders for vote during the quarter ended March 31, 2006.

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

10.1(d)	The Lease Agreement for the Company’s Osaka, Japan facility is attached as Exhibit 10.1(d) to the Company’s Form10-K filed on March 14, 2005, and is incorporated herein by reference.
10.1(e)	The Lease Agreement for the Company’s Swindon, England facility is attached as Exhibit 10.1(e) to the Company’s Form 10-K filed on March 10, 2006, and is incorporated herein by reference.
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

10.1(h)

The Lease Agreement for the Company’s Shanghai/Pudong, China, facility is attached as Exhibit 10.1(j) to Amendment
No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference

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

10.1(ad)

The First Amendment to the Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives referred to in Exhibit 10.1(ac) above, which renames the Plan to the Sauer-Danfoss Inc. Supplemental Retirement Benefit Plan for Certain Key Executives, is attached as Exhibit 10.1(ad) to the Company’s Form 10-Q filed on August 6. 2004, and is incorporated herein by reference.

10.1(ae)

The Sauer-Sundstrand Company Supplemental Retirement Benefit Plan for Certain Key Executives Previously Employed by the Sundstrand Corporation is attached as Exhibit 10.1(u) to Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(af)	The European Employees’ Pension Plan is attached as Exhibit 10.1(y) to Amendment No.1 to the Company’s Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
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

10.1(ak)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(aj) above is attached as Exhibit 10.1 (x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(ap)

First Amendment to the Sauer-Danfoss Inc. Annual Officer Incentive Plan Effective December 13, 2005, is attached as exhibit 9.4 to the Company’s Form 8-k filed December 78, 2005, and is incorporated herein by reference.

10.1(aq)

The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as Exhibit 10.1(bk) to the Company’s Fork 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(ar)

First Amendment to the Sauer-Danfoss Inc. Annual Officer Incentive Plan Effective December 31, 2005, is attached as exhibit 9.1 to the Company’s Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(as)

The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (As Amended and Restated Effective as of January 1, 2005), is attached as exhibit 9.3 to the Company’s Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

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

10.1(ax)

The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees, effective December 13, 2005, is attached as Exhibit 9.3 to the company’s Form 8-K, filed on December 7, 2005, and is incorporated herein by reference.

101.(ay)

First Amendment to the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees effective January 1, 2006, is attached as Exhibit 9.5 to the Companies From 8-K filed on December 7, 2005, and is incorporated herein by reference.

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

May 5, 2006