Form 10-Q
period 2006-06-30
SAUER DANFOSS INC
filed 2006-08-09
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes  ☐    No  ☒

As of August 1, 2006, 47,746,279 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	$469,856	$438,096	$953,815	$860,681
Costs and Expenses:
Cost of sales	351,381	328,720	719,368	652,317
Selling, general and administrative	56,036	56,823	109,819	113,956
Research and development	15,478	15,516	30,012	30,922
Impairment charges and net loss on disposal of fixed assets	319	182	2,200	117
Total costs and expenses	423,214	401,241	861,399	797,312
Operating income	46,642	36,855	92,416	63,369

Nonoperating Income (Expenses):
Interest expense, net	(4,446)	(4,028)	(9,030)	(8,347)
Other, net	(1,402)	1,656	(2,563)	3,267
Nonoperating expenses, net	(5,848)	(2,372)	(11,593)	(5,080)
Income Before Income Taxes and Minority Interest	40,794	34,483	80,823	58,289
Minority Interest	(7,671)	(6,507)	(16,145)	(13,890)
Income Before Income Taxes	33,123	27,976	64,678	44,399
Income Tax Expense	(9,613)	(8,414)	(15,950)	(14,027)
Net Income	$23,510	$19,562	$48,728	$30,372
Net Income per common share, basic	$0.49	$0.41	$1.02	$0.64
Net Income per common share, diluted	$0.49	$0.41	$1.02	$0.64
Weighted average basic shares outstanding	47,695,839	47,455,732	47,694,069	47,453,246
Weighted average diluted shares outstanding	48,197,928	47,701,016	47,998,155	47,680,265

Dividends declared per common share	$0.14	$0.12	$0.28	$0.24

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$22,440	$14,194
Accounts receivable, less allowances of $4,668 and $4,900 at June 30, 2006 and December 31, 2005, respectively	289,569	220,752
Inventories	239,433	238,905
Other current assets	37,216	38,369
Total current assets	588,658	512,220

Property, Plant and Equipment, net of accumulated depreciation of $779,918 and $722,481 at June 30, 2006 and December 31, 2005, respectively	458,706	450,426

Other Assets:
Goodwill	122,944	120,318
Other intangible assets, less accumulated amortization of $11,221 and $11,798 at June 30, 2006 and December 31, 2005, respectively	28,473	29,587
Deferred income taxes	44,959	42,871
Other	14,575	15,491
Total other assets	210,951	208,267
	$1,258,315	$1,170,913
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$33,040	$28,275
Long-term debt due within one year	123,174	168,548
Accounts payable	129,345	107,090
Accrued salaries and wages	58,688	44,035
Accrued warranty	17,752	17,047
Other accrued liabilities	63,311	46,312
Total current liabilities	425,310	411,307

Long-Term Debt	138,388	135,452

Other Liabilities
Long-term pension liability	53,284	49,590
Postretirement benefits other than pensions	19,725	19,461
Deferred income taxes	47,503	44,277
Other	21,777	20,464
Total other liabilities	142,289	133,792

Minority Interest in Net Assets of Consolidated Companies	63,974	51,440

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2006 and 2005; issued and outstanding 47,746,279 in 2006 and 47,498,232 in 2005	477	475
Additional paid-in capital	333,762	332,861
Retained earnings	113,537	78,176
Accumulated other comprehensive income	40,578	27,410
Total stockholders’ equity	488,354	438,922
	$1,258,315	$1,170,913

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Aditional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2005	47,498,232	$475	$332,861	$78,176	$27,410	$438,922

Period Ended June 30, 2006
(Unaudited)
Comprehensive income:
Net income	—	—	—	48,728	—	—
Unrealized gains on hedging activities	—	—	—	—	883	—
Currency Translation	—	—	—	—	12,285	—
Total comprehensive income	—	—	—	—	—	61,896
Performance units vested	234,547	2	(2)	—	—	—
Minimum tax withholding net settlement	—	—	(3,144)	—	—	(3,144)
Restricted stock grant	13,500	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	4,047	—	—	4,047
Cash dividends declared ($.14 per share)	—	—	—	(13,367)	—	(13,367)
Ending Balance	47,746,279	$477	$333,762	$113,537	$40,578	$488,354

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$48,728	$30,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,720	45,183
Minority interest	16,145	13,890
Restricted stock and performance unit compensation	4,047	5,689
Impairment charge and net loss on disposal of fixed assets	2,200	117
Changes in operating assets and liabilities
Accounts receivable, net	(60,535)	(60,330)
Inventories	8,634	(9,133)
Accounts payable	18,148	8,197
Accrued liabilities	25,666	17,973
Change in deferred income taxes	490	4,310
Other	2,197	9,014
Net cash provided by operating activities	110,440	65,282

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(42,348)	(38,841)
Proceeds from sales of property, plant and equipment	3,528	724
Net cash used in investing activities	(38,820)	(38,117)

Cash Flows from Financing Activities:
Net borrowings on notes payable and bank overdrafts	6,121	14,497
Net repayments on revolving credit facility	(34,558)	(20,165)
Repayments of long-term debt	(18,896)	(2,388)
Borrowings of long-term debt	924	—
Cash dividends	(12,382)	(10,439)
Distribution to minority interest partners	(3,750)	(4,006)
Net cash used in financing activities	(62,541)	(22,501)

Effect of Exchange Rate Changes on Cash	(833)	(2,705)

Cash and Cash Equivalents:
Net increase during the year	8,246	1,959
Beginning balance	14,194	11,273
Ending balance	$22,440	$13,232

Supplemental Cash Flow Disclosures:
Interest paid	$8,191	$8,190
Income taxes paid	$10,939	$7,086

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies -

Basis of Presentation and Principles of Consolidation –

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. gerneally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2006.

Use of Estimates —

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Principles –

Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs” amends Accounting Research Bulletin No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in the first quarter of 2006 with no material effect on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company  does not expect the adoption of FIN 48 to have a material impact on financial reporting and is currently evaluating the impact, if any, the adoption of FIN 48 will have on the consolidated financial statements.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.  Spare machining parts and perishable tooling totaling approximately $6,300 and $6,500 at June 30, 2006 and December 31, 2005, respectively was reclassified from inventory to other current assets.

2)                                     Basic and Diluted Per Share Data -

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plans and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plans, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plans will be achieved. Shares under both the restricted stock plan and the long-term incentive plan have an exercise price of zero.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six month periods ended June 30, 2006 and 2005:

	June 30, 2006			June 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$23,510	47,695,839	$0.49	$19,562	47,455,732	$0.41
Effect of dilutive securities:
Restricted stock	—	17,844	—	—	19,682	—
Performance units	—	484,245	—	—	225,602	—
Diluted net income	$23,510	48,197,928	$0.49	$19,562	47,701,016	$0.41

Six Months
Basic net income	$48,728	47,694,069	$1.02	$30,372	47,453,246	$0.64
Effect of dilutive securities:
Restricted stock	—	22,661	—	—	22,150	—
Performance units	—	281,425	—	—	204,869	—
Diluted net income	$48,728	47,998,155	$1.02	$30,372	47,680,265	$0.64

3)                                     Restructuring Charges -

In March 2006 the Company announced its plans to close the LaSalle, Illinois, plant, discontinue production of certain product lines manufactured in Swindon, England, and restructure certain activities in the Controls segment. Certain products currently manufactured in LaSalle will be outsourced to reduce costs and increase efficiencies. The total cost of the restructuring activities at LaSalle and Swindon are expected to be approximately $7,800 and $6,200, respectively. The costs related to the LaSalle plant closing are included in the Propel segment and the costs related to the Swindon product line discontinuance are included in the Work Function segment.  The following table summarizes the restructuring charges incurred in 2006:

	Three Months ended June 30, 2006
	Propel	Work Function	Controls	Total
Employee termination costs	$203	$508	$—	$711
Accelerated depreciation due to change in useful lives	918	—	—	918
Other	17	—	692	709
Total	$1,138	$508	$692	$2,338

	Six Months ended June 30, 2006
	Propel	Work Function	Controls	Total
Employee termination costs	$1,486	$759	$—	$2,245
Property and equipment impairment and loss on disposal	—	1,523	108	1,631
Accelerated depreciation due to change in useful lives	1,244	—	—	1,244
Pension curtailment	1,551	—	—	1,551
Other	17	—	692	709
Total	$4,298	$2,282	$800	$7,380

Costs incurred during the three months ended June 30, 2006 consist of $2,226 and $112 included in cost of sales and selling, general and administrative expenses, respectively. Costs incurred during the six months ended June 30, 2006 consist of $5,562, $187, and $1,631 included in cost of sales, selling, general and administrative expenses, and impairment charges and loss on disposal of fixed assets, respectively.  The amount for pension curtailment is the recognition of unamortized prior service costs related to the pension plan at LaSalle.

At June 30, 2006 the only accrual on the balance sheet related to restructuring was for employee termination costs of  $2,245.  No payments have been made against the accruals as of June 30, 2006.

4)                                     Inventories-

The composition of inventories is as follows:

	June 30, 2006	December 31, 2005
Raw materials	$106,128	$95,434
Work in progress	49,770	59,583
Finished goods and parts	98,965	98,530
LIFO allowance	(15,430)	(14,642)
Total	$239,433	$238,905

5)                                     Gain on Sale of Assets Held for Sale -

In the second quarter of 2006 a parcel of undeveloped land previously classified as an asset held for sale was sold. The asset had a carrying value of approximately $3,000. The sale of the land resulted in total cash proceeds of approximately $3,100 and a net gain on sale of approximately $100. This gain is recorded in the impairment charges and net loss on disposal of fixed assets line of the consolidated statements of income and was recognized in the Controls Segment results.

6)                                     Long-Term Incentive Plans -

Under the 1998 Long-Term Incentive Plan (1998 Incentive Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees. Refer to Note 13 in the Notes to Consolidated Financial Statements in the Company’s 2005 annual report filed on Form 10-K for additional information. In February 2005 the Compensation Committee of the Board of Directors determined that all performance units outstanding at that time, in addition to the performance units granted in 2005, would be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements in the countries where the individual participants pay tax. Therefore these units are being accounted for as equity units with compensation expense recognized based on the fair value of the Company’s stock price at the grant or the modification date.

In December 2005, the Board of Directors approved the adoption of the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), which was approved by the stockholders at the annual meeting in June 2006.  The 2006 Incentive Plan provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment.  In February 2006 the Compensation Committee granted 346,013 performance units under the 2006 Incentive Plan.  The Compensation Committee indicated that the performance units granted in 2006 would be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements, with the exception of grants to certain individuals that would be settled in cash.  The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant or modification, with an offsetting increase in additional paid-in capital. The expense related to the performance units granted under the 2006 Incentive Plan was based on the market price of the Company’s stock as of  June 1, 2006, the time the 2006 Incentive Plan was approved by the Company’s stockholders. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date.  The Company recognized $1,945 and $4,301 of expense in the three month and six month periods ended June 30, 2006 related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized a tax benefit of approximately $680 and $1,505 on this expense during the three month and six month periods ended June 30, 2006. The Company expects to recognize approximately $11,800 of additional expense through 2008 related to the outstanding performance units under these two plans.

The following charts summarize performance unit activity under the plans for the six months ended June 30, 2006:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	948,029	$18.42	2.8
Units settled	(257,164)	16.98	2.0
Units granted	260,862	25.93	3.0
Units forfeited	(11,540)	20.88	3.0
Units Outstanding at June 30	940,187	$20.86	3.0

Cash Units	Number	Weighted Average Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	—	$—	—
Units granted	85,151	25.42	3.0
Units Outstanding at June 30	85,151	$25.42	3.0

7)                                     Pension and Postretirement Benefits Other than Pensions –

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2006 and 2005 for the defined benefit plans consists of the following components:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006		2005
Service cost	$994	$1,315	$2,053		$2,609
Interest cost	2,218	3,098	4,579		6,002
Expected return on plan assets	(1,648)	(2,551)	(3,476)		(4,789)
Amortization of prior service cost	102	189	1,763	(1)	348
Amortization of net loss	494	550	1,038		1,032
Net periodic pension expense	$2,160	$2,601	$5,957		$5,202

(1)  The 2006 amount includes $1,551 for the write-off of unamortized prior service costs related to the LaSalle pension plan.   The write-off is part of the restructuring activities discussed in Note 3.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$141	$155	$282	$310
Interest cost	472	438	942	875
Net deferral and amortization	172	135	345	271
Postretirement benefit expense	$785	$728	$1,569	$1,456

8)                                     Income Taxes -

The Company reversed $1,661 and $5,833 of valuation allowance on deferred tax assets during the three month and six month periods ended June 30, 2006, respectively.  Based on projected future taxable income and tax planning strategies, the Company expects that the deferred tax assets related to foreign and research tax credits in the U.S. will be utilized.

9)                                     Segment and Geographic Information -

The Company’s operating segments are organized around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended June 30, 2006 and 2005:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2006
Trade sales	$236,864	$121,175	$111,817	$—	$469,856

Segment income (loss)	39,349	6,346	14,979	(15,434)	45,240
Interest expense, net					(4,446)
Minority interest					(7,671)
Income before income taxes					33,123

Depreciation and amortization	10,443	6,567	4,219	1,490	22,719
Capital expenditures	7,403	12,244	5,508	311	25,466

June 30, 2005
Trade sales	$218,725	$119,630	$99,741	$—	$438,096

Segment income (loss)	38,897	3,975	10,620	(14,981)	38,511
Interest expense, net					(4,028)
Minority interest					(6,507)
Income before income taxes					27,976

Depreciation and amortization	9,314	6,680	3,895	2,934	22,823
Capital expenditures	7,341	7,063	5,424	570	20,398

Six months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2006
Trade sales	$488,807	$246,115	$218,893	$—	$953,815

Segment income (loss)	79,416	11,912	29,182	(30,657)	89,853
Interest expense, net					(9,030)
Minority interest					(16,145)
Income before income taxes					64,678

Depreciation and amortization	20,865	12,767	8,397	2,691	44,720
Capital expenditures	13,789	19,187	8,855	517	42,348

June 30, 2005
Trade sales	$428,587	$235,362	$196,732	$—	$860,681

Segment income (loss)	70,520	8,453	18,408	(30,745)	66,636
Interest expense, net					(8,347)
Minority interest					(13,890)
Income before income taxes					44,399

Depreciation and amortization	19,079	13,347	7,821	4,936	45,183
Capital expenditures	15,080	11,684	11,183	894	38,841

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended June 30,		Six months ended June 30,		June 30,
	2006	2005	2006	2005	2006	2005
United States	$207,674	$190,978	$435,667	$382,044	$173,564	$167,620
Germany	45,125	40,996	89,906	81,995	58,508	56,574
Italy	32,094	30,104	62,754	58,488	29,549	29,823
France	25,663	23,819	51,106	46,532	924	939
Japan	18,436	19,815	36,720	39,492	4,573	4,285
United Kingdom	16,546	16,447	31,201	32,321	20,664	19,185
Sweden	18,435	17,303	36,742	34,092	6,373	6,136
Denmark (3)	9,026	5,725	14,005	11,478	197,186	188,444
Slovakia (3)	895	284	1,338	577	55,820	51,231
Other countries	95,962	92,625	194,376	173,662	77,537	78,341
Total	$469,856	$438,096	$953,815	$860,681	$624,698	$602,578

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

10)                              Subsequent Event -

In July 2006 the Company modified the existing Multicurrency Revolving Facility Agreement (the Agreement) which matures in December 2010.  The modification of the agreement increased the amount the Company may borrow on a revolving basis from $250,000 to $300,000.  In addition, the Agreement includes a new $50,000 term loan which expires in July 2013.  Proceeds from the term loan were used to pay off a portion of the Company’s revolving credit balances.  There were no changes to financial covenants, interest margins, or commitment fee provisions.  The Company incurred $244 in debt issuance costs which will be capitalized and amortized to interest expense over the remaining term of the Agreement.

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the  construction, road building and material handling  markets specifically, have, in recent months, been stronger than in recent years. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. has been strong in the first half of the year, it remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices, and the U.S. government’s stance on the weaker dollar. The economic situation in Europe has begun to improve in recent months. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary — Three months ended June 30, 2006

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.

The following table summarizes the Company’s second quarter 2006 and 2005 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended June 30, 2005	Currency Fluctuations	Underlying increase (decrease)	Three months ended June 30, 2006
Net sales	$438.1	$(0.8)	$32.6	$469.9
Gross profit	109.4	(0.1)	9.2	118.5
% of Sales	25.0%			25.2%

Selling, general and administrative	57.0	(0.1)	(0.5)	56.4
Research & development	15.5	(0.1)	0.1	15.5
Total operating costs	72.5	(0.2)	(0.4)	71.9
Operating income	$36.9	$0.1	$9.6	$46.6
% of Sales	8.4%			9.9%

Net sales for the second quarter 2006 increased 7.4 percent over second quarter 2005, excluding the effects of currency, with all regions and segments contributing to the increase in sales. The increase in sales in the second quarter was due to overall strong economic conditions, price increases and higher sales volumes.  Sales were particularly strong in the U.S. and Asia Pacific regions.   The Propel segment experienced the strongest growth in sales, followed by the Controls segment.  Increased sales along with the impacts of increased production capacity in the Work Function segment have resulted in increased margins.

Contributing to the increase in operating income, excluding the effects of currency, was a $0.5 million decrease in selling, general, and administrative costs.  This decrease consists of a $0.5 million increase in selling costs offset by a $1.0 million decrease in general and administrative costs.  The decrease in general and administrative costs can be attributed primarily to a $2.1 million decrease in costs associated with the implementation of a common company wide business system, a $0.4 million decrease in outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and decreases in the general and administrative expenses within the business segments.  These decreases were partially offset by increased costs related to the Company’s incentive plans and by $0.1 million in charges related to restructuring activities.

During the first quarter of 2006 the Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of certain product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the Controls segment.  The Company incurred a total of $2.3 million in restructuring charges in connection with these plans during the second quarter of 2006. Costs incurred include employee termination costs of $0.7 million, production relocation costs of $0.7, and accelerated depreciation of $0.9 million.  Operating income excluding these costs as a percent of sales would be 10.4 percent for the three months ended June 30, 2006.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	3%	(21)%	3%	2%
Construction/Road Building	17	20	11	15
Specialty	13	34	7	10
Distribution	16	20	(11)	7

Agriculture/Turf Care

The turf care market was up slightly in the second quarter of 2006 while the agricultural market was nearly flat.   The increase in the turf care market is due to increases in the Americas which is partly due to the continued strength of the U.S. economy and continued demand for zero turn radius machines in the consumer market, partially offset by the current drought conditions in the U.S.  The agriculture market remains flat primarily due to rising interest rates in the U.S. and higher energy costs globally.   Sales in the European market increased compared to the second quarter of 2005 due primarily to strengthening economic conditions.   The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture and turf care markets, therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

All regions experienced strong sales increases in the construction and road building markets during the second quarter of 2006. The 17 percent increase in sales in the Americas region is primarily driven by the continued growth in the production of skid steer loaders, as well as increases in the production of crawlers for the roadbuilding market as demand has increased, partly due to increases in state government funding.  The Asia-Pacific market also benefited from the growth in the skid steer loader market, in addition to increased demand from the Chinese truck mixer market.  The Road Building market in the Asia-Pacific region showed strong increases, mainly due to China’s focus on infrastructure spending.  Growth in the European markets is the result of strong market conditions.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the sales growth in the specialty markets in the second quarter.  Growth in the aerial lift market is the main contributor to the overall 10 percent increase in sales for the second quarter.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 9 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.  Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended June 30, 2005	Currency fluctuations	Underlying increase (decrease)	Three months ended June 30, 2006
Net sales
Propel	$218.7	$(0.4)	$18.6	$236.9
Work Function	119.6	(0.3)	1.9	121.2
Controls	99.8	(0.1)	12.1	111.8

Segment income (loss)
Propel	$38.9	$0.5	$(0.1)	$39.3
Work Function	4.0	0.7	1.6	6.3
Controls	10.6	0.4	4.0	15.0
Global Services and other expenses, net	(15.0)	1.6	(2.0)	(15.4)

Propel Segment

The Propel segment experienced strong growth, with an 8.5 percent increase in sales, excluding the effects of currency fluctuations, in second quarter 2006 compared to 2005. Sales have increased due to both increased sales volumes and introduction of new products. All markets experienced growth during the quarter, due largely to strong economic conditions in the U.S. and European markets. Segment income was negatively impacted by $0.4 million of retrofit charges and $1.1 million of restructuring charges. The Company announced plans to close the manufacturing facility in LaSalle, Illinois during 2006, and costs incurred in the second quarter of 2006 consist of employee severance costs of $0.2 million and accelerated depreciation of fixed assets of $0.9 million.

Work Function Segment

Sales in the Work Function segment increased 1.6 percent, excluding the effects of currency fluctuations, in the second quarter of 2006. This increase in sales, along with improving margin percentages, contributed to segment income of $6.3 million in the second quarter of 2006, a 40 percent increase, excluding the impact of currency fluctuations, over the same period in 2005. Second quarter 2006 segment income was negatively impacted by $0.5 million of employee severance related restructuring costs. The Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant.  Segment income for the second quarter 2005 was negatively impacted by $0.8 million in retrofit costs.   Retrofit costs during the second quarter of 2006 were $0.3 million.

Controls Segment

Net sales in the Controls segment for second quarter 2006, excluding the effects of currency fluctuations, increased 12.1 percent compared to second quarter 2005. The increase in sales along with slight increases in gross profit as a percent of sales contributed to a 37.7 percent increase in segment income.  Operating costs decreased $0.6 million primarily due to high costs in the second quarter of 2005 related to research and development costs for new products in development stage as well as start-up costs related to a new production facility in India.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. The Global Services costs in the second quarter of 2006 increased $2.0 million, or 13.3 percent, compared to costs in the second quarter of 2005, excluding the effects of currency fluctuations.  The increase is due primarily to the change in transaction gains and losses on foreign currency transactions, which negatively affected other expenses by $3.3 million in the second quarter 2006 compared to the second quarter of 2005.

Income Taxes

The Company’s effective tax rate was 29.0 percent for the second quarter of 2006 compared to 30.1 percent for the same period in 2005. The effective tax rate declined in the second quarter of 2006 because tax expense associated with income in the U.S. was offset by the reversal of valuation allowances of $1.7 million on deferred tax assets related to foreign and research credits that are now expected to be utilized.  In addition, the Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between the U.S. and Europe.

Executive Summary — Six months ended June 30, 2006

The following table summarizes the Company’s results from operations for the six months ended June 30, 2006 and 2005, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six months ended June 30, 2005	Currency Fluctuations	Underlying increase (decrease)	Six months ended June 30, 2006
Net sales	$860.7	$(21.3)	$114.4	$953.8
Gross profit	208.4	(6.3)	32.3	234.4
% of Sales	24.2%			24.6%

Selling, general and administrative	114.1	(2.5)	0.4	112.0
Research & development	30.9	(0.8)	(0.1)	30.0
Total operating costs	145.0	(3.3)	0.3	142.0
Operating income	$63.4	$(3.0)	$32.0	$92.4
% of Sales	7.4%			9.7%

Net sales for the six months ended June 30, 2006 increased 13.3 percent over the six months ended June 30, 2005, excluding the effects of currency, with all regions and segments contributing to the increase in sales. The increase in sales was due to overall strong economic conditions, price increases and higher sales volumes.  Sales increases were particularly strong in the U.S. and Asia Pacific.  The Propel segment experienced the strongest growth in sales.  The increased sales caused margins to increase slightly.

Selling, general and administrative costs remained nearly flat during the first half of 2006 when compared to the same period in 2005.   Costs associated with the implementation of a common company wide business system decreased $2.2 million during the six months ended June 30, 2006 compared to the same time period in 2005.  Outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 decreased $2.5 million.  General and administrative costs in the business segments were also lower.  These decreases were offset by a $2.4 million increase in incentive plan costs and $1.8 million in asset impairment and other charges related to restructuring activities.

The Company incurred a total of $7.4 million in restructuring charges during the first six months of 2006. The Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of certain product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the Controls segment.   Costs incurred in connection with these restructurings include employee termination costs of $2.2 million, impairment of fixed assets of $1.7 million, pension curtailment charges of $1.6 million, accelerated depreciation of $1.2 million and facilities relocation costs of $0.7 million.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	10%	(27)%	7%	8%
Construction/Road Building	21	28	18	21
Specialty	19	22	13	15
Distribution	20	25	—	13

Agriculture/Turf Care

The increase in the turf care market is due to increases in the Americas, which is partly due to the continued strength of the U.S. economy and partly due to new product introductions.  The agriculture market remains flat due primarily to rising interest rates in the U.S. and higher energy costs globally.   Sales in the European market increased slightly compared to 2005 due primarily to strengthening economic conditions, particularly in Germany.   The Asia-Pacific region contributes less than five percent of the sales in the agriculture and turf care markets and therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

All regions experienced strong sales increases in the construction and road building markets during 2006.  The 21 percent increase in sales in the Americas region is primarily driven by continued growth in the production of skid steer loaders as well as increases in the production of crawlers for the roadbuilding market as demand has increased partly due to increased state government funding.  The Asia-Pacific market also benefited from the growth in the skid steer loader market, in addition to increased demand from the Chinese truck mixer market.  The Road Building market in the Asia-Pacific region showed strong increases, mainly due to China’s focus on infrastructure spending.  Growth in the European markets is the result of strong market conditions.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the sales growth in the specialty markets in the second quarter.  Growth in the aerial lift market is the main contributor to the overall 15 percent increase in sales for the six months ended June 30, 2006.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 9 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.  The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Six months ended June 30, 2005	Currency fluctuations	Underlying increase (decrease)	Six months ended June 30, 2006
Net sales
Propel	$428.6	$(7.7)	$67.9	$488.8
Work Function	235.4	(7.9)	18.6	246.1
Controls	196.7	(5.7)	27.9	218.9

Segment income (loss)
Propel	$70.5	$(1.3)	$10.2	$79.4
Work Function	8.4	(0.4)	3.9	11.9
Controls	18.4	(1.4)	12.2	29.2
Global Services and other expenses, net	(30.7)	0.5	(0.5)	(30.7)

Propel Segment

The Propel segment experienced strong growth, with a 15.8 percent increase in sales, excluding the effects of currency fluctuations, during the six months ended June 30, 2006 compared to the same time period in 2005. Sales have increased due to both increased sales volumes and introduction of new products.  Segment income was negatively impacted by $0.8 million retrofit costs and $4.3 million of restructuring charges.  The Company announced plans to close the manufacturing facility in LaSalle, Illinois during 2006.  Restructuring costs incurred in 2006 consist of employee severance costs of $1.5 million, pension curtailment charges of $1.6 million, and accelerated depreciation of fixed assets of $1.2 million.

Work Function Segment

Sales in the Work Function segment increased 7.9 percent, excluding the effects of currency fluctuations, during the six months ended June 30, 2006. This increase in sales contributed to segment income of $11.9 million. Excluding the impacts of currency, the gross profit percentage increased slightly.  Segment income was negatively impacted by $2.3 million of restructuring costs. The Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant. The Work Function segment incurred $0.8 million of employee severance costs and $1.5 million of fixed asset impairment charges related to the restructuring activities.

Controls Segment

Net sales in the Controls segment, excluding the effects of currency fluctuations, increased 14.2 percent during the six months ended June 30, 2006 compared to the same period in 2005. The increase in sales along with slight increases in gross profit as a percent of sales contributed to a 66.3 percent increase in segment income.  Operating costs during the six months ended June 30, 2006 were $1.4 million lower primarily due to higher costs in 2005 for research and development spending for new products in development stage as well as start-up costs related to a new production facility in India.

Global Services and other expenses, net

Global Services costs increased $0.5 million, or 1.6 percent, during the six months ended June 30, 2006 compared to the same period in 2005, excluding the effects of currency fluctuations.  The increase is due to the change in transaction gains and losses on foreign currency transactions, which negatively affected other expenses by $5.8 million.  This increase was offset by a $2.2 million decrease in costs associated with the implementation of a common company-wide business system and a decrease of $2.5 million in outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

The Company’s effective tax rate was 24.7 percent for the six months ended June 30, 2006 compared to 31.6 percent for the same period in 2005. The effective tax rate declined significantly in 2006 because tax expense associated with income in the U.S. was offset by the reversal of valuation allowances of $5.8 million on deferred tax assets related to foreign and research credits that are now expected to be utilized.  In addition, the Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between the U.S. and Europe.

Order Backlog

The following table shows the Company’s order backlog at June 30, 2006 and 2005 and orders written in the six-month periods ended June 30, 2006 and 2005, separately identifying the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	June 30, 2005	Currency fluctuations	Underlying increase (decrease)	June 30, 2006
Americas
Backlog	$260.5	$0.2	$56.7	$317.4
Orders Written	403.3	1.7	98.8	503.8

Asia-Pacific
Backlog	25.9	(0.1)	1.3	27.1
Orders Written	70.6	(3.0)	2.8	70.4

Europe
Backlog	171.2	11.5	26.2	208.9
Orders Written	402.0	(20.8)	77.9	459.1

Total
Backlog	457.6	11.6	84.2	553.4
Orders Written	875.9	(22.1)	179.5	1,033.3

Total order backlog at June 30, 2006 was $553.4 million, compared to $457.6 million at June 30, 2005, an increase of 20.9 percent. Excluding the effect of currency fluctuations, order backlog increased 18.4 percent during this same period.  The increase in backlog at June 30, 2006 reflects the general overall economic strength across the various markets that the Company serves.

New sales orders written in the six months ended June 30, 2006 were $1,033.3 million, an increase of 18.0 percent over the $875.9 million of orders written in the six months ended June 30, 2005. Excluding the impact of currency fluctuations, total orders written in the first six months of 2006 increased 20.5 percent compared to orders written in the first six months of 2005, contributing to the strong sales for the six months ended June 30, 2006 as previously noted in the executive summary.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. The Company had $2.6 million of expense related to transaction losses in the first six months of 2006 compared to $3.2 million of income for the first six months of 2005.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened slightly compared to other currencies between December 31, 2005 and June 30, 2006; however, the U.S. dollar was stronger during the first six months of 2006 compared to the same period in 2005.

In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.  The forecasted sales represent sales to both external and internal parties.  Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.  The fair value of forward contracts outstanding at June 30, 2006 was $0.8 million.

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

The Company has a multicurrency revolving credit facility (the facility) that was amended in July 2006 to permit unsecured borrowings up to $300.0 million through December 2010.  As amended, the facility includes an additional $50.0 million term loan facility with a maturity date in 2013.  The Amended and Restated Credit Agreement is described and attached as an exhibit to the Company’s Form 8-K filed on August 3, 2006.  At June 30, 2006 there was $108.6 million outstanding under the facility, compared to $98.3 million outstanding at December 31, 2005. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was a record $110.4 million during the six months ended June 30, 2006 compared to $65.3 million for the six months ended June 30, 2005.

Changes in operating assets and liabilities resulted in $8.1 million cash used during the six months ended June 30, 2006 compared to $43.3 million of cash used during the six months ended June 30,  2005.   Decreases in operating assets and liabilities in 2006 were partly due to inventory reductions at several of the larger manufacturing locations in order to fill customer orders in the first half of 2006. Changes in inventory, accounts payable and accrued liabilities were offset by an increase in accounts receivable due to increases in sales.

Total cash increased $8.2 million from December 31, 2005 to June 30, 2006.   The majority of the increase is the result of increases in cash balances in China.  At June 30, 2006 China had $16.8 million in cash, which is $6.3 million higher than the balance at December 31, 2005.  Due to the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into them.  As the Company continues to consider expanding its manufacturing capabilities in low cost regions, it will make every effort to utilize the cash balances to fund future expansions.

Cash Used in Investing Activities

Capital expenditures in the first six months of 2006 were $42.3 million compared to $38.8 million in the first six months of 2005.  The increase is primarily due to investments to add production capacity, particularly in the Work Function segment which incurred $19.1 million, or 45.2% of the total $42.3 million in capital expenditures.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. In the first quarter of 2006, the Board of Directors approved an increase to the quarterly dividend, raising the quarterly dividend to $0.14 per share from $0.12 per share in 2005.  Dividend payments during the first half of the year were $12.4 million in 2006 compared to $10.4 million in 2005.  Net repayment of borrowings used $46.4 million of cash in the first half of 2006. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in

Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company  does not expect the adoption of FIN 48 to have a material impact on financial reporting, and is currently evaluating the impact, if any, the adoption of FIN 48 will have on the consolidated financial statements.

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

Outlook

Sales levels were at record levels for the first half of 2006. Although earnings in 2006 will continue to be negatively impacted by implementation costs related to the new common business system and targeted restructuring activities, the financial results for the full year are expected to surpass the 2005 financial results. Management of the Company expects the implementation of the common business system and the restructuring activities currently underway to have a positive impact on Company’s financial results starting in 2007 and beyond.

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

The Company implemented a new business system at seven of its U.S. locations and one Danish location during 2006.  This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings.  In addition, user access controls and segregation of duties have been improved.  While other controls within the system environment were changed as a result of this conversion, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 1, 2006, at which stockholders re-elected ten directors, approved the Sauer-Danfoss 2006 Omnibus Incentive Plan, and ratified the appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2006.  Results of the voting in connection with each issue were as follows:

	For	Withheld	Total
Voting on Directors:
Ole Steen Andersen	42,156,575	3,744,489	45,901,064
David J. Anderson	42,733,537	3,167,527	45,901,064
Jørgen M. Clausen	41,479,800	4,421,264	45,901,064
Nicola Keim	42,156,075	3,744,989	45,901,064
Johannes F. Kirchhoff	45,248,416	652,648	45,901,064
Hans Kirk	42,156,575	3,744,489	45,901,064
F. Joseph Loughrey	45,399,514	501,550	45,901,064
Klaus H. Murmann	41,478,200	4,422,864	45,901,064
Sven Murmann	42,156,575	3,744,489	45,901,064
Steven H. Wood	45,399,114	501,950	45,901,064

Approval of Sauer-Danfoss 2006 Omnibus Incentive Plan:
For			43,927,644
Against			838,006
Abstain			31,419
Broker Non-Votes			1,103,995
Total			45,901,064

Ratification of Independent Registered Public Accounting Firm:
For			45,873,341
Against			25,163
Abstain			2,560
Total			45,901,064

Item 6. Exhibits.

Exhibit No.	Description of Document

10.1	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.2

Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (the “2006 Plan”), representing awards of Performance Units to participants under the 2006 Plan, including all executive officers, is attached as Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2006, and is incorporated herein by reference.

10.3

Amended and Restated Credit Agreement dated as of July 28, 2006, by and among Sauer-Danfoss Inc., the subsidiary borrowers listed therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, is attached as Exhibit 10 to the Company’s Form 8-K filed on August 3, 2006, and is incorporated herein by reference.

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

Date: August 9, 2006