Form 10-Q
period 2006-09-30
SAUER DANFOSS INC
filed 2006-11-03
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

As of November 1, 2006, 47,746,279 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Sales	$381,895	$342,032	$1,335,710	$1,202,713
Costs and Expenses:
Cost of sales	299,395	265,827	1,018,763	918,144
Selling, general and administrative	51,164	50,160	160,983	164,116
Research and development	15,647	14,626	45,659	45,548
Impairment charges and net (gain) loss on disposal of fixed assets	(176)	693	2,024	810
Total costs and expenses	366,030	331,306	1,227,429	1,128,618
Operating income	15,865	10,726	108,281	74,095

Nonoperating Income (Expenses):
Interest expense, net	(4,293)	(4,011)	(13,323)	(12,358)
Other, net	(1,009)	(221)	(3,572)	3,046
Nonoperating expenses, net	(5,302)	(4,232)	(16,895)	(9,312)
Income Before Income Taxes and Minority Interest	10,563	6,494	91,386	64,783
Minority Interest	(1,949)	(1,525)	(18,094)	(15,415)
Income Before Income Taxes	8,614	4,969	73,292	49,368
Income Tax Expense	(1,536)	(677)	(17,486)	(14,704)
Net Income	$7,078	$4,292	$55,806	$34,664
Net Income per common share, basic	$0.15	$0.09	$1.17	$0.73
Net Income per common share, diluted	$0.15	$0.09	$1.16	$0.73
Weighted average basic shares outstanding	47,705,779	47,457,732	47,698,015	47,454,758
Weighted average diluted shares outstanding	48,439,499	47,871,617	48,146,886	47,744,750

Dividends declared per common share	$0.16	$0.12	$0.44	$0.36

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$24,917	$14,194
Accounts receivable, less allowance of $5,606 and $4,900 at September 30, 2006 and December 31, 2005, respectively	251,702	220,752
Inventories	263,372	238,905
Other current assets	40,202	38,369
Total current assets	580,193	512,220

Property, Plant and Equipment, net of accumulated depreciation of $805,337
and $722,481 at September 30, 2006 and December 31, 2005, respectively	462,769	450,426

Other Assets:
Goodwill	123,480	120,318
Other intangible assets, less accumulated amortization of $11,930 and $11,798 at September 30, 2006 and December 31, 2005, respectively	27,900	29,587
Deferred income taxes	50,038	42,871
Other	15,062	15,491
Total other assets	216,480	208,267
	$1,259,442	$1,170,913
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$40,512	$28,275
Long-term debt due within one year	59,814	168,548
Accounts payable	126,827	107,090
Accrued salaries and wages	59,622	44,035
Accrued warranty	18,140	17,047
Other accrued liabilities	61,549	46,312
Total current liabilities	366,464	411,307

Long-Term Debt	189,721	135,452

Other Liabilities
Long-term pension liability	54,273	49,590
Postretirement benefits other than pensions	19,818	19,461
Deferred income taxes	48,198	44,277
Other	22,367	20,464
Total other liabilities	144,656	133,792

Minority Interest in Net Assets of Consolidated Companies	63,758	51,440

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2006 and 2005; issued and outstanding 47,746,279 in 2006 and 47,498,232 in 2005	477	475
Additional paid-in capital	335,175	332,861
Retained earnings	112,976	78,176
Accumulated other comprehensive income	46,215	27,410
Total stockholders’ equity	494,843	438,922
	$1,259,442	$1,170,913

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Aditional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2005	47,498,232	$475	$332,861	$78,176	$27,410	$438,922

Period Ended September 30, 2006 (Unaudited)
Comprehensive income:
Net income	—	—	—	55,806	—
Unrealized gains on hedging activities	—	—	—	—	544
Currency translation	—	—	—	—	18,261
Total comprehensive income						74,611
Performance units vested	234,547	2	(2)	—	—	—
Minimum tax withholding net settlement	—	—	(3,144)	—	—	(3,144)
Restricted stock grant	13,500	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	5,460	—	—	5,460
Cash dividends declared ($.44 per share)	—	—	—	(21,006)	—	(21,006)
Ending Balance	47,746,279	$477	$335,175	$112,976	$46,215	$494,843

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$55,806	$34,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,711	67,439
Minority interest	18,094	15,415
Restricted stock and performance unit compensation	5,460	7,977
Impairment charge and net loss on disposal of fixed assets	2,024	810
Changes in operating assets and liabilities
Accounts receivable, net	(22,073)	(7,605)
Inventories	(12,158)	(19,758)
Accounts payable	15,101	(25,104)
Accrued liabilities	27,895	16,193
Change in deferred income taxes	(4,092)	(175)
Other	268	7,785
Net cash provided by operating activities	154,036	97,641

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(65,209)	(60,982)
Proceeds from sales of property, plant and equipment	4,382	970
Net cash used in investing activities	(60,827)	(60,012)

Cash Flows from Financing Activities:
Net borrowings on notes payable and bank overdrafts	8,863	10,836
Net repayments on revolving credit facility	(90,427)	(3,538)
Repayments of long-term debt	(26,693)	(17,819)
Borrowings of long-term debt	51,514	—
Cash dividends	(19,066)	(16,143)
Distribution to minority interest partners	(5,984)	(5,925)
Net cash used in financing activities	(81,793)	(32,589)

Effect of Exchange Rate Changes on Cash	(693)	(3,001)

Cash and Cash Equivalents:
Net increase during the year	10,723	2,039
Beginning balance	14,194	11,273
Ending balance	$24,917	$13,312

Supplemental Cash Flow Disclosures:
Interest paid	$11,450	$13,071
Income taxes paid	$15,703	$8,248

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

In June 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06–3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06–3 is effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06–03 on its consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements." SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The Company does not expect SAB 108 to have a material impact on the consolidated financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006.

In September 2006, FASB issued SFAS  No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS Nos. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its fiscal year-end. The Company expects its assets to decrease, liabilities to increase and accumulated other comprehensive income to decrease by approximately $9,000, $27,000 and $36,000 respectively due to the adoption of SFAS No. 158.  The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Reclassifications –

Certain previously reported amounts have been reclassified to conform to the current period presentation.  Spare machining parts and perishable tooling totaling approximately $6,600 and $6,500 at September 30, 2006 and December 31, 2005, respectively, was reclassified from inventory to other assets.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine month periods ended September 30, 2006 and 2005:

	September 30, 2006			September 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$7,078	47,705,779	$0.15	$4,292	47,457,732	$0.09
Effect of dilutive securities:
Restricted stock	—	19,989	—	—	21,512	—
Performance units	—	713,731	—	—	392,373	—
Diluted net income	$7,078	48,439,499	$0.15	$4,292	47,871,617	$0.09

Nine Months
Basic net income	$55,806	47,698,015	$1.17	$34,664	47,454,758	$0.73
Effect of dilutive securities:
Restricted stock	—	21,761	—	—	21,935	—
Performance units	—	427,110	(0.01)	—	268,057	—
Diluted net income	$55,806	48,146,886	$1.16	$34,664	47,744,750	$0.73

3)                                     Restructuring Charges -

In March 2006, the Company announced its plans to close the LaSalle, Illinois, plant, and discontinue production of certain product lines manufactured in Swindon, England. Certain products currently manufactured in LaSalle will be outsourced to reduce costs and increase efficiencies. The total cost of the restructuring activities at LaSalle and Swindon are expected to be approximately $8,500 and $4,800, respectively. Costs related to the LaSalle plant closing are included in the Propel segment and are anticipated to be completed by the end of the first quarter 2007.  Costs related to the Swindon product line discontinuance are included in the Work Function segment and are anticipated to be completed by the end of the third quarter 2007. In addition the Propel and Controls segments have incurred costs related to smaller restructuring activities.  Other than the accrual of employee termination costs, the restructuring charges are expensed as incurred. At September 30, 2006 the accrual on the balance sheet related to employee termination costs of  $2,889. The only payment made in 2006 was $108 in the third quarter.

The following table summarizes the restructuring charges incurred in 2006:

	Three Months ended September 30, 2006
	Propel	Work Function	Controls	Total
Employee termination costs	$150	$531	$71	$752
Accelerated depreciation due to change in useful lives	784	—	—	784
Other	1,193	24	186	1,403
Total	$2,127	$555	$257	$2,939

	Nine Months ended September 30, 2006
	Propel	Work Function	Controls	Total
Employee termination costs	$1,636	$1,290	$71	$2,997
Property and equipment impairment and loss on disposal	—	1,547	108	1,655
Accelerated depreciation due to change in useful lives	2,028	—	—	2,028
Pension curtailment	1,551	—	—	1,551
Other	1,210	—	878	2,088
Total	$6,425	$2,837	$1,057	$10,319

Costs incurred during the three months ended September 30, 2006 consist of $2,772 and $167 included in cost of sales and selling, general and administrative expenses, respectively. Costs incurred during the nine months ended September 30, 2006 consist of $8,336, $328, and $1,655 included in cost of sales; selling, general and administrative expenses; and impairment charges and net (gain) loss on disposal of fixed assets, respectively.  The amount for pension curtailment is the recognition of unamortized prior service costs related to the LaSalle pension plan.

4)                                     Inventories-

The composition of inventories is as follows:

	September 30, 2006	December 31, 2005
Raw materials	$117,117	$95,434
Work in progress	55,597	59,583
Finished goods and parts	107,307	98,530
LIFO allowance	(16,649)	(14,642)
Total	$263,372	$238,905

5)                                     Gain on Sale of Assets Held for Sale -

In the second quarter of 2006 a parcel of undeveloped land previously classified as an asset held for sale was sold. The asset had a carrying value of approximately $3,000. The sale of the land resulted in total cash proceeds of approximately $3,100 and a net gain on sale of approximately $100. This gain is recorded in the impairment charges and net (gain) loss on disposal of fixed assets line of the consolidated statements of income and was recognized in the Controls Segment results.

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

In December 2005, the Board of Directors approved the adoption of the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), which was approved by the stockholders at the annual meeting in June 2006.  The 2006 Incentive Plan provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment.  In February 2006 the Compensation Committee granted 346,013 performance units under the 2006 Incentive Plan, 260,862 of which would be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 85,151 performance units granted to certain individuals that would be settled in cash.  The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant or modification, with an offsetting increase in additional paid-in capital. The expense related to the performance units granted under the 2006 Incentive Plan was based on the market price of the Company’s stock as of  June 1, 2006, the time the 2006 Incentive Plan was approved by the Company’s stockholders. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date.  The Company recognized $1,494 and $5,795 of expense in the three month and nine month periods ended September 30, 2006, respectively, related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized a tax benefit of approximately $523 and $2,028 on this expense during the three month and nine month periods ended September 30, 2006, respectively. The Company expects to recognize approximately $10,400 of additional expense through 2008 related to the outstanding performance units under these two plans.

The following charts summarize performance unit activity under the plans for the nine months ended September 30, 2006:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	948,029	$18.42	2.8
Units settled	(257,164)	16.98	2.0
Units granted	260,862	25.93	3.0
Units forfeited	(11,540)	20.88	3.0
Units Outstanding at September 30	940,187	$20.86	3.0

Cash Units	Number	Weighted Average Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	—
Units granted	85,151	$23.98	3.0
Units Outstanding at September 30	85,151	$23.98	3.0

7)                                     Pension and Postretirement Benefits Other than Pensions –

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2006 and 2005 for the defined benefit plans consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006		2005
Service cost	$1,245	$1,359	$3,596		$3,968
Interest cost	2,747	3,089	7,866		9,091
Expected return on plan assets	(2,146)	(2,500)	(6,113)		(7,289)
Amortization of prior service cost	134	181	1,932	(1)	529
Amortization of net loss	655	528	1,883		1,560
Net periodic pension expense	$2,635	$2,657	$9,164		$7,859

(1)  The 2006 amount includes $1,551 for the write-off of unamortized prior service costs related to the LaSalle pension plan.   The write-off is part of the restructuring activities discussed in Note 3.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$142	$155	$423	$465
Interest cost	470	438	1,412	1,313
Net deferral and amortization	172	135	518	406
Postretirement benefit expense	$784	$728	$2,353	$2,184

8)                                     Income Taxes -

The Company reversed $179 and $6,012 of valuation allowance on deferred tax assets during the three month and nine month periods ended September 30, 2006, respectively.  Based on projected future taxable income and tax planning strategies, the Company expects that the deferred tax assets related to foreign and research tax credits in the U.S. will be utilized.

9)                                     Debt Agreement -

In the third quarter of 2006, the Company modified the existing Multicurrency Revolving Facility Agreement (the Agreement) which matures in December 2010.  The modification of the agreement increased the amount the Company may borrow on a revolving basis from $250,000 to $300,000.  In addition, the Agreement includes a new $50,000 term loan which expires in July 2013.  Proceeds from the term loan were used to pay off a portion of the Company’s revolving credit balances.  There were no changes to financial covenants, interest margins, or commitment fee provisions.  The Company incurred $244 in debt issuance costs which were capitalized and are being amortized to interest expense over the remaining term of the Agreement.

10)                              Segment and Geographic Information -

The Company’s operating segments are organized around its various product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, development of the common business system, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended September 30, 2006 and 2005:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2006
Trade sales	$166,627	$113,178	$102,090	$—	$381,895

Segment income (loss)	15,156	6,311	8,657	(15,268)	14,856
Interest expense, net					(4,293)
Minority interest					(1,949)
Income before income taxes					8,614

Depreciation and amortization	10,964	6,520	4,558	949	22,991
Capital expenditures	9,109	6,659	6,328	765	22,861

September 30, 2005
Trade sales	$156,634	$102,581	$82,817	$—	$342,032

Segment income (loss)	18,202	592	6,268	(14,557)	10,505
Interest expense, net					(4,011)
Minority interest					(1,525)
Income before income taxes					4,969

Depreciation and amortization	9,346	6,806	4,465	1,639	22,256
Capital expenditures	9,831	9,627	1,358	1,325	22,141

Nine months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2006
Trade sales	$655,435	$359,292	$320,983	$—	$1,335,710

Segment income (loss)	94,583	18,233	37,851	(45,958)	104,709
Interest expense, net					(13,323)
Minority interest					(18,094)
Income before income taxes					73,292

Depreciation and amortization	31,829	19,287	12,955	3,640	67,711
Capital expenditures	22,897	25,846	15,182	1,284	65,209

September 30, 2005
Trade sales	$585,221	$337,942	$279,550	$—	$1,202,713

Segment income (loss)	88,745	9,028	24,665	(45,297)	77,141
Interest expense, net					(12,358)
Minority interest					(15,415)
Income before income taxes					49,368

Depreciation and amortization	29,386	20,886	12,921	4,246	67,439
Capital expenditures	24,911	21,311	12,541	2,219	60,982

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2006	2005	2006	2005	2006	2005
United States	$147,448	$141,149	$583,115	$523,193	$174,259	$166,908
Germany	46,526	34,612	136,432	116,607	59,140	56,664
Italy	26,654	20,645	89,408	79,134	30,701	29,339
France	20,488	17,778	71,593	64,309	907	900
Japan	17,672	13,414	54,392	58,953	4,659	4,012
United Kingdom	12,971	19,461	44,173	45,735	20,493	17,584
Sweden	15,180	12,201	51,923	46,293	6,610	6,086
Denmark (3)	6,840	5,311	20,846	16,789	197,187	188,184
Slovakia (3)	699	307	2,038	883	56,560	50,992
Other countries	87,417	77,154	281,790	250,817	78,695	80,331
Total	$381,895	$342,032	$1,335,710	$1,202,713	$629,211	$601,000

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the  construction, road building and material handling  markets specifically, have, in recent months, been stronger than in recent years. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. was strong in the first half of the year, it showed some signs of weakening during the third quarter and remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices, and the U.S. government’s stance on the weaker dollar. The economic situation in Europe has begun to improve in recent months, although that improvement may not continue. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary – Three months ended September 30, 2006

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company’s third quarter 2006 and 2005 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended September 30, 2005	Currency fluctuations	Underlying increase (decrease)	Three months ended September 30, 2006
Net sales	$342.0	$10.6	$29.3	$381.9
Gross profit	76.2	3.0	3.3	82.5
% of Sales	22.3%			21.6%

Selling, general and administrative	50.9	1.3	(1.2)	51.0
Research & development	14.6	0.4	0.6	15.6
Total operating costs	65.5	1.7	(0.6)	66.6
Operating income	$10.7	$1.3	$3.9	$15.9
% of Sales	3.1%			4.2%

Net sales for the third quarter 2006 increased 9 percent over third quarter 2005, excluding the effects of currency, with all regions and segments contributing to the increase in sales.  Sales were particularly strong in the European markets, which helped to offset a slowdown in the U.S. markets.  The Controls segment experienced the strongest growth in sales with a 19 percent increase excluding the impacts of currency.  This was followed by the Work Function and Propel segments with 6 percent and 4 percent increases, respectively, excluding the impacts of currency.

Contributing to the increase in operating income, excluding the effects of currency, was a $1.2 million decrease in selling, general, and administrative costs.  This decrease can be attributed primarily to a $1.6 million decrease in costs associated with the implementation of a common company wide business system, as well as a $0.3 million decrease in incentive plan costs, and a $0.2 million decrease in outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  These decreases were partially offset by $0.2 million in charges related to restructuring activities.

During the first quarter of 2006 the Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of certain product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the Propel and Controls segments.  The Company incurred a total of $2.9 million in restructuring charges in connection with these plans during the third quarter of 2006, $2.7 million was charged to cost of sales and $0.2 million was charged to selling, general and administrative expenses.  Costs incurred include employee termination costs of $0.8 million, accelerated depreciation of $0.8 million, facilities moving costs of $0.9 million, and employee retraining costs of $0.4 million.  Operating income excluding these costs as a percent of sales would be 5 percent for the three months ended September 30, 2006.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	(6)%	(20)%	0%	(5)%
Construction/Road Building	1	(4)	18	7
Specialty	25	44	12	17
Distribution	17	11	12	15

Agriculture/Turf Care

The agricultural and turf care markets were down in the third quarter of 2006 compared to the third quarter of 2005.  Strengthening of the agricultural market in Brazil and new product introductions benefited the Americas, however this was more than offset by a decline in the U.S. turf care market due to a leveling of demand for consumer zero-turn radius machines caused by a weak market as a result of earlier drought conditions in key geographic regions.   Although the general market conditions in Europe are strengthening, the agricultural market remains flat.   The decrease in the agricultural market in the Asia-Pacific region is due primarily to weakening markets in Japan resulting partly from decreases in government subsidies provided to farmers.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture and turf care markets, therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Overall there was a modest increase in the construction and road building markets during the third quarter of 2006 compared to the third quarter of 2005.  Europe is the largest contributor to the increase at 18 percent.  This increase was driven by both the construction and road building markets and was due primarily to strengthening economic conditions in Europe as well as strong export markets.  The 1 percent increase in sales in the Americas region is a reflection of modest increases in the construction market, offset by slight declines in the road building market due to uncertainty of oil prices.  The Asia-Pacific construction and road building markets were down slightly due to weakening markets in Japan and Australia.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the strong sales growth in the specialty markets in the third quarter.  Growth in the aerial lift market is the main contributor to the overall 17 percent increase in sales for the third quarter.  Telehandler, energy-related marine and offshore equipment, and mining applications are also strengthening.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 10 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended September 30, 2005	Currency fluctuations	Underlying increase (decrease)	Three months ended September 30, 2006
Net sales
Propel	$156.6	$3.0	$7.0	$166.6
Work Function	102.6	4.0	6.6	113.2
Controls	82.8	3.6	15.7	102.1

Segment income (loss)
Propel	$18.2	$0.7	$(3.7)	$15.2
Work Function	0.6	0.1	5.6	6.3
Controls	6.3	0.7	1.7	8.7
Global Services and other expenses, net	(14.6)	(0.3)	(0.4)	(15.3)

Propel Segment

The Propel segment experienced a 4 percent increase in sales, excluding the effects of currency fluctuations, in the third quarter 2006 compared to 2005.  Despite strong sales, segment income decreased 20 percent in the quarter.  Several factors contributed to this decrease.  The Propel segment experienced a decline in gross margin during the quarter due to production inefficiencies associated with the recent implementation of the common business system in the U.S. as the sites adjusted to the new system.  A total of seven U.S. locations implemented the system in June 2006, with the majority of the business at these locations affecting the Propel segment.  In addition to the decreases in margins, segment income was negatively impacted by $1.1 million of retrofit charges and $2.1 million of restructuring charges. The Company announced plans to close the manufacturing facility in LaSalle, Illinois during 2006 along with certain other restructuring activities. Costs incurred in the third quarter of 2006 consist of employee severance costs of $0.1 million, accelerated depreciation of fixed assets of $0.8 million, facilities moving costs of $0.7 million, employee retraining costs of $0.4 million and other charges of $0.1 million.

Work Function Segment

Sales in the Work Function segment increased 6 percent, excluding the effects of currency fluctuations, in the third quarter of 2006. This increase in sales, along with improving margin percentages resulting from actions taken to address capacity constraints as well as expediting costs, contributed to segment income of $6.3 million in the third quarter of 2006, compared to income of $0.6 million in 2005. Third quarter 2006 segment income was negatively impacted by $0.6 million of employee severance related restructuring costs. In March 2006 the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant.

Controls Segment

Net sales in the Controls segment for third quarter 2006, excluding the effects of currency fluctuations, increased 19 percent compared to third quarter 2005.  A combination of increased sales and a reduced general and administrative expenses resulted in a 27 percent increase in segment income for the quarter.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses remained nearly flat.  Costs incurred related to the implementation of a common business system decreased $1.6 million and outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 decreased $0.2 million.  These decreases were partially offset by an additional $0.8 million loss on foreign currency exchange.

Income Taxes

The Company’s effective tax rate was 17.8 percent for the third quarter of 2006 compared to 13.6 percent for the same period in 2005. The third quarter effective tax rate is lower than the year to date effective tax rate because tax benefit associated with losses in higher rate jurisdictions offset income in lower tax jurisdictions during the quarter.  In the third quarter of 2006 and to a much greater extent in 2005, tax expense was offset by the reversal of valuation allowances on deferred tax assets related to foreign and research credits that are now expected to be utilized.

Executive Summary – Nine months ended September 30, 2006

The following table summarizes the Company’s results from operations for the nine-month periods ended September 30, 2006 and 2005, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine months ended September 30, 2005	Currency Fluctuations	Underlying increase (decrease)	Nine months ended September 30, 2006
Net sales	$1,202.7	$(10.7)	$143.7	$1,335.7
Gross profit	284.5	(3.3)	35.7	316.9
% of Sales	23.7%			23.7%

Selling, general and administrative	164.9	(1.2)	(0.7)	163.0
Research & development	45.5	(0.4)	0.5	45.6
Total operating costs	210.4	(1.6)	(0.2)	208.6
Operating income	$74.1	$(1.7)	$35.9	$108.3
% of Sales	6.2%			8.1%

Net sales for the nine months ended September 30, 2006 increased 12 percent over the nine months ended September 30, 2005, excluding the effects of currency, with all regions and segments contributing to the increase in sales. The increase in sales was due to overall strong economic conditions, price increases and higher sales volumes.  The Controls segment experienced the strongest growth in sales.  Margins remained flat year over year.  Excluding restructuring costs and currency impacts, margins increased 1 percent.

Selling, general and administrative costs remained nearly flat during 2006 when compared to the same period in 2005.   Costs associated with the implementation of a common company wide business system decreased $3.8 million during the nine months ended September 30, 2006 compared to the same time period in 2005.  Outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 decreased $2.7 million.  These decreases were offset by a $2.1 million increase in incentive plan costs and $2.0 million in asset impairment and other charges related to restructuring activities.

The Company incurred a total of $10.3 million in restructuring charges during the first nine months of 2006. The Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of certain product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the Propel and Controls segments.  Costs incurred in connection with these restructurings include employee termination costs of $3.0 million, impairment of fixed assets of $1.7 million, pension curtailment charges of $1.6 million, accelerated depreciation of $2.0 million and other charges of $2.0 million.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results - Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Sales Growth by Market

The following table summarizes the Company’s sales growth by market for the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005. The table and following discussion excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	6%	(26)%	6%	5%
Construction/Road Building	15	16	18	16
Specialty	21	28	13	16
Distribution	19	20	3	14

Agriculture/Turf Care

The 6 percent increase in the agricultural and turf care markets in the Americas is primarily related to the turf care markets in the U.S. which were moderately strong through the first half of the year with some declines during the third quarter.  The agricultural market in the Americas has remained nearly flat due in part to higher energy costs, particularly during the first half of 2006.  Sales in the European market increased slightly compared to 2005 due primarily to strengthening economic conditions, particularly in Germany.  The Asia-Pacific region contributes less than five percent of the sales in the agriculture and turf care markets and therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

All regions experienced strong sales increases in the construction and road building markets during 2006.  The 15 percent increase in sales in the Americas region is primarily driven by increased production of skid steer loaders as well as increases in the production of crawlers for the roadbuilding market, particularly during the first half of the year.  The Asia-Pacific market also benefited from the growth in the skid steer loader market, in addition to increased demand from the Chinese truck mixer market.  The road building market in the Asia-Pacific region showed strong increases, mainly due to China’s focus on infrastructure spending.  Growth in the European markets is the result of strong market conditions and strong export markets.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling.  All regions contributed to the sales growth in the specialty markets.  Growth in the aerial lift market is the main contributor to the overall 16 percent increase in sales for the nine months ended September 30, 2006.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 10 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global service expenses. The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Nine months ended September 30, 2005	Currency fluctuations	Underlying increase (decrease)	Nine months ended September 30, 2006
Net sales
Propel	$585.2	$(4.7)	$74.9	$655.4
Work Function	337.9	(3.8)	25.2	359.3
Controls	279.6	(2.2)	43.6	321.0

Segment income (loss)
Propel	$88.7	$(0.6)	$6.5	$94.6
Work Function	9.0	(0.3)	9.5	18.2
Controls	24.7	(0.8)	14.0	37.9
Global Services and other expenses, net	(45.3)	0.3	(1.0)	(46.0)

Propel Segment

The Propel segment experienced strong growth, with a 13 percent increase in sales, excluding the effects of currency fluctuations, during the nine months ended September 30, 2006 compared to the same time period in 2005. Sales have increased due to both increased sales volumes and introduction of new products.  Segment income was negatively impacted by $2.1 million retrofit costs and $6.4 million of restructuring charges.  In March 2006 the Company announced plans to close the manufacturing facility in LaSalle, Illinois during 2006 along with certain other restructuring activities.  Restructuring costs incurred in 2006 consist of employee severance costs of $1.6 million, pension curtailment charges of $1.6 million, accelerated depreciation of fixed assets of $2.0 million, and $1.2 million of other charges.

Work Function Segment

Sales in the Work Function segment increased 7 percent, excluding the effects of currency fluctuations, during the nine months ended September 30, 2006. Segment income increased by $9.5 million due to the increase in sales along with improving margin percentages resulting from actions taken to address capacity constraints as well as expediting costs.  Segment income was negatively impacted by $2.8 million of restructuring costs. In March 2006 the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant. The Work Function segment incurred $1.3 million of employee severance costs and $1.5 million of fixed asset impairment charges related to the restructuring activities.

Controls Segment

Net sales in the Controls segment, excluding the effects of currency fluctuations, increased 16 percent during the nine months ended September 30, 2006 compared to the same period in 2005.  Gross profit as a percent of sales increased 1 percent, excluding the impact of currency fluctuations.  Operating costs during the nine months ended September 30, 2006 were $1.0 million lower primarily due to higher costs in 2005 for research and development spending for new products in development stage as well as start-up costs related to a new production facility in India.  The increase in sales, increase in margins and decrease in operating costs contributed to a 56 percent increase in segment income.

Global Services and other expenses, net

Global Services costs increased $1.0 million, or 2 percent, during the nine months ended September 30, 2006 compared to the same period in 2005, excluding the effects of currency fluctuations.  The increase is due to the change in transaction gains and losses on foreign currency transactions, which negatively affected other expenses by $6.7 million, as well as increased incentive costs.  This increase was offset by a $3.8 million decrease in costs associated with the implementation of a common company wide business system and a decrease of $2.7 million in outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

The Company’s effective tax rate was 23.9 percent for the nine months ended September 30, 2006 compared to 29.8 percent for the same period in 2005. The effective tax rate declined in 2006 because tax expense associated with income in the U.S. was offset by the reversal of valuation allowances of $6.0 million on deferred tax assets related to foreign and research credits that are now expected to be utilized.  In addition, the Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between the U.S. and Europe.

Order Backlog

The following table shows the Company’s order backlog at September 30, 2006 and 2005 and orders written in the nine-month periods ended September 30, 2006 and 2005, including the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	September 30, 2005	Currency fluctuations	Underlying increase	September 30, 2006
Americas
Backlog	$300.5	$0.1	$5.7	$306.3
Orders Written	588.8	2.1	58.2	649.1

Asia-Pacific
Backlog	23.1	0.1	8.4	31.6
Orders Written	98.8	(3.5)	11.1	106.4

Europe
Backlog	155.4	15.4	25.1	195.9
Orders Written	552.1	(9.3)	95.0	637.8

Total
Backlog	479.0	15.6	39.2	533.8
Orders Written	1,239.7	(10.7)	164.3	1,393.3

Total order backlog at September 30, 2006 was $533.8 million, compared to $479.0 million at September 30, 2005. Excluding the effect of currency fluctuations, order backlog increased 8 percent.  The increase in backlog at September 30, 2006 reflects the general overall economic strength across the various markets that the Company serves, with a particularly strong increase in Europe, 16 percent excluding currency impacts, due to the continued strengthening of the European economy.

New sales orders written in the nine months ended September 30, 2006 were $1,393.3 million, an increase of 12 percent over the $1,239.7 million of orders written in the nine months ended September 30, 2005. Excluding the impact of currency fluctuations, total orders written in the first nine months of 2006 increased 13 percent compared to orders written in the first nine months of 2005, contributing to the record sales for the nine months ended September 30, 2006.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. The Company had $3.7 million of expense related to transaction losses in the first nine months of 2006 compared to $3.0 million of income for the first nine months of 2005.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened slightly compared to other currencies between December 31, 2005 and September 30, 2006.

In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.  The forecasted sales represent sales to both external and internal parties.  Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.  The fair value of forward contracts outstanding at September 30, 2006 was $0.4 million.

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

The Company has a multicurrency revolving credit facility (the facility) that was amended in July 2006 to permit unsecured borrowings up to $300.0 million through December 2010.  As amended, the facility includes an additional $50.0 million term loan facility that matures in 2013.  The Amended and Restated Credit Agreement is described and attached as an exhibit to the Company’s Form 8-K filed on August 3, 2006.  At September 30, 2006 there was $102.7 million outstanding under the facility, compared to $98.3 million outstanding at December 31, 2005. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was a record $154.0 million during the nine months ended September 30, 2006 compared to $97.6 million for the nine months ended September 30, 2005.

Changes in operating assets and liabilities resulted in $8.8 million cash provided during the nine months ended September 30, 2006 compared to $36.3 million of cash used during the nine months ended September 30, 2005.   Increases in operating assets and liabilities in 2006 were mostly due to increases in accounts receivable and inventories resulting from higher sales volumes, offset by increases in accounts payable.

Total cash increased $10.7 million from December 31, 2005 to September 30, 2006.   The majority of the increase is the result of increases in cash balances in China.  At September 30, 2006 China held $18.5 million in cash, which is $8.0 million higher than the balance at December 31, 2005.  Due to the structure the Company has in China and the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into that country.  As the Company continues to consider expanding its manufacturing capabilities in low cost regions, it will make every effort to utilize the cash balances in those regions.

Cash Used in Investing Activities

Capital expenditures in the first nine months of 2006 were $65.2 million compared to $61.0 million in the first nine months of 2005.  The increase is primarily due to investments to add production capacity, particularly in the Work Function segment which incurred $25.8 million, or 40% of the total $65.2 million in capital expenditures.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. In the first quarter of 2006, the Board of Directors approved an increase to the quarterly dividend, raising it from $0.12 per share in 2005 to $0.14 per share in the first quarter of 2006.  In the third quarter of 2006 the Board of Directors approved increasing the quarterly dividend to $0.16 per share, which will be paid out in the fourth quarter of 2006.  Dividend payments during the first nine months of the year were $19.1 million in 2006 compared to $16.1 million in 2005.  Net repayment of borrowings used $56.7 million of cash in the first nine months of 2006 compared to $10.5 million in 2005. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06-03 on it’s consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The Company does not expect SAB 108 to have a material impact on the consolidated financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS Nos. 87, 88, 106, and 132(R).” This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its fiscal year-end. The Company expects its assets to decrease, liabilities to increase and accumulated other comprehensive income to decrease by approximately $9.0 million, $27.0 million, and $36.0 million, respectively due to the adoption of SFAS No. 158.  The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008.

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

Outlook

Sales levels were at record levels for the first nine months of 2006. Although earnings in 2006 will continue to be negatively impacted by implementation costs related to the new common business system and targeted restructuring activities, the financial results for the full year are expected to surpass the 2005 financial results. Management of the Company expects the implementation of the common business system and the restructuring activities currently underway to have a positive impact on Company’s financial results starting in 2007 and beyond.

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

The Company implemented a new business system at seven of its U.S. locations, one Danish location and two Slovakian locations during 2006.  This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings.  In addition, user access controls and segregation of duties have been improved.  While other controls within the system environment were changed as a result of this conversion, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Document

10.1	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company's Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
10.2

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

Date: November 3, 2006