Form 10-K
period 2006-12-31
SAUER DANFOSS INC
filed 2007-03-12
CIK 865754

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
COMMISSION FILE NUMBER: 1-14097

SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Parkway Drive, Suite 270, Lincolnshire, Illinois	60069
Krokamp 35, 24539 Neumünster, Germany
(Address of principal executive offices)	(Zip Code)
(515) 239-6000
(Registrant’s telephone number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☒         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2006 was $266,136,368. (The registrant does not have any other authorized common equity.)

As of March 9, 2007 there were 48,125,961 shares of common stock, $0.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held June 14, 2007 are incorporated by reference into Part III.

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

(b)   Financial Information About Segments

The Company reports its operating segments based on its product lines of Propel, Work Function, and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives, and valves that control and direct the power of a vehicle. Information about the Company’s reportable segments defined by product lines is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-33 through F-35 of this report and is incorporated herein by reference.

(c)   Description of Business

Information regarding the Company’s principal products, by segment, and the business in general is presented below. Information regarding sales by the Company’s segments and geographic regions is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-33 through F-35, and is incorporated herein by reference. No individual customer, OEM or other, accounted for 10 percent or more of the Company’s total net sales in 2006, 2005, or 2004.

Propel Segment

Hydrostatic Transmissions

Sauer-Danfoss designs, manufactures, and markets a range of closed circuit axial piston hydrostatic transmissions for the propulsion of mobile equipment in the Americas, Europe, and Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction, road building, specialty, and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment. The Company manufactures these hydrostatic transmissions at its facilities in Ames, Iowa; Lawrence, Kansas; Sullivan, Illinois; Princeton, Kentucky; Freeport, Illinois; Neumunster, Germany; Dubnica nad Vahom, Slovakia; Povazská Bystrica, Slovakia; Shanghai, China; and Osaka, Japan.

Open Circuit Piston Pumps

Sauer-Danfoss designs, manufactures, and markets custom-designed open circuit piston pumps used to transform mechanical power from the engine to hydraulic power for the various functions of the vehicle. The advantages of open circuit piston pumps compared to other types of pumps, such as vane or gear pumps, are the high degree of control within the work function hydraulic system and the more efficient use of engine power. These products are designed and manufactured at facilities in Ames, Iowa and Dubnica, Slovakia.

Work Function Segment

Open Circuit Gear Pumps and Motors

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

Steering Units

Sauer-Danfoss designs, manufactures, and markets hydrostatic steering units to customers throughout the world. The Company manufactures steering units in Nordborg, Denmark; Wroclaw, Poland; and Pune, India. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for agriculture tractors, combines, turf care, marine, and earthmoving equipment.

Controls Segment

Mobile Electronics

Sauer-Danfoss designs, manufactures, and markets electronic controls including microprocessor-based controls, electronic sensors, and joysticks through its electrohydraulics operations in Minneapolis, Minnesota, and Almhult, Sweden, and also designs electrohydraulic products in Neumunster, Germany; Redditch, United Kingdom; Cento, Italy; and Nordborg, Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of mobile equipment to control the Company’s hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion and work functions by providing standard or custom-designed controls.

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

Major Markets and Applications

Construction and Road Building	Agriculture and Turf Care	Material Handling and Specialty Vehicles
Chip spreaders	Combines	Fruit pickers
Concrete pumps	Cotton pickers	Industrial lift trucks
Concrete saws	Detasselers	Logging equipment
Crawler dozers	Seeders	Marine equipment
Crawler loaders	Sprayers	Mining equipment
Ditchers/trenchers	Tractors	Oil field equipment
Excavators	Windrowers	Railway maintenance vehicles
Grinders	Commercial wide-area, walk-	Rough terrain fork lifts
Landfill compactors	behind mowers	Self-propelled boom aerial lifts
Oil distributors	Commercial zero-turn mowers	Self-propelled scissor aerial lifts
Pavers	General turf maintenance	Snow groomers
Planers	equipment	Sweepers
Rollers	Lawn and garden tractors	Tree shakers
Skid steer loaders		Truck and bus fan drives
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

Because many of its products are designed and developed in conjunction with its customers’ design teams to fit their specific needs and to minimize inventory levels, the Company primarily manufactures products to order. The Company typically machines components with long lead times according to a sales forecast and machines certain unique components for specific customers according to firm orders. Inventories at the Company’s manufacturing sites consist primarily of raw materials and machined iron housings and components. Limited amounts of assembled finished units are maintained in inventory at the manufacturing sites. Certain Company’s sales locations maintain inventory that consist primarily of finished units manufactured specifically for distribution to customers in those locations.

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

Raw Materials

The Company purchases iron housings and components from various U.S., European, and Asian foundries and metal suppliers. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of sources in quantities sufficient to meet current requirements. In 2006 the availability of steel improved, but was still limited. The Company was still able to obtain sufficient quantities of steel and castings to meet its production needs. The cost of these materials was higher than in the past years due to continued limited supplies and metal surcharges. The Company has a global supplier quality program that is used by the Company to ensure all suppliers meet the Company’s quality expectations.

Patents, Trademarks, and Licenses

The Company owns or licenses rights to approximately 600 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.

To ensure worldwide availability of the Company’s design of products, the Company has, in the past, licensed its technology to unaffiliated companies in certain countries. The Company does not currently have any such license agreements in place. The Company currently has license agreements in place as part of joint venture agreements to which the company is a party for the joint venture entity to manufacture or distribute the Company’s technology.

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

Working Capital

The Company has historically funded its working capital requirements through cash flow from operations and its various credit facilities.

Backlog

At December 31, 2006 the Company’s backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2007) was $632 million, an increase of 19 percent from

December 31, 2005, excluding the impact of currency fluctuation. The amount of the Company’s backlog is significant because, among other factors, customer orders have historically involved long lead times and specific model types. Orders can be increased, canceled, or rescheduled by customers causing the backlog level to vary. In addition, customers’ ordering patterns can impact the level of reported backlog. For example, the Company’s U.S. distributor customers are placing orders with shorter lead times due to the Company’s ability to fill such orders.

Competition

The mobile hydraulics industry is very competitive. Sauer-Danfoss competes based on technological product innovation, quality, and customer service. The Company believes that to be successful over the long term, suppliers to mobile equipment manufacturers must have the ability to capitalize on the changing needs of the industry by providing technological innovation, shorter product development times, and reduced manufacturing lead times at globally competitive price levels.

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

Mobile Electronics Market

In the mobile electronics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company also produces alternating current (AC) and direct current (DC) motors and controls and is well equipped to serve customers in these segments with either a hydraulic solution or an electric solution for their propel and work function needs. The Company believes it is well positioned to establish itself as a technology leader in the work function and propel segments, as there is no clearly established technology in this sector that is deemed to be an industry standard.

Control Valves Market

The control valve marketplace is fragmented with a large number of suppliers most of which are focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of its customers. Competitors who provide partial lines include Hydra-Force, Sterling Hydraulics, Husco, Sun Hydraulics, Integrated Hydraulics, Walvoil, and Oil Control, plus many others. Complete global control valve line competitors are limited to Parker-Hannifin Corporation, Bosch Rexroth AG, and Eaton Corporation.

Research and Development

The Company’s research and development expenditures during 2006, 2005, and 2004 were approximately $61.9 million, $58.7 million, and $51.9 million, respectively.

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

Employees

As of December 31, 2006, 2005, and 2004 the Company had approximately 9,200, 8,600, and 8,300, employees, respectively. Of its full time employees at December 31, 2006, approximately 3,100 were located in the Americas with the remaining located in Europe and Asia. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.

Financial Information about Geographic Areas

Information regarding the Company’s net sales and long-lived assets by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-33 through F-35 of this report, and is incorporated herein by reference.

Available Information

The Company maintains an Internet Website and the address of that site is http://www.sauer-danfoss.com. The Company provides access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 through its Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet Website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC site is http://www.sec.gov.

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

Currency Exchange Rates

The Company has a number of manufacturing sites throughout the world and sells products in several countries other than those where the product is manufactured. As a result, the Company has exposure to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of countries in which the main manufacturing facilities are located. The Company’s most significant foreign currency exposures are the euro, Japanese yen, Slovakian koruna, Polish zloty, and Danish kroner. Exchange rate fluctuations relative to the U.S. dollar could adversely affect the Company’s results of operations. The Company does enter into forward contracts to reduce the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.

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

Income Tax Estimates

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is periodically under audit by tax authorities. Although management believes tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the outcome of a given tax audit or related litigation, a material effect on the Company’s income tax provision or net income may result in the period or periods from initial recognition in the Company’s reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty. In 2007 the Company will adopt Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48), which requires that a tax position have a greater than 50 percent likelihood of being sustained in order to recognize in the financial statements. The Company does not expect the adoption of FIN No. 48 to have a significant impact on its consolidated financial statements.

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

Item 2.   Properties.

Sauer-Danfoss Inc. conducts its manufacturing operations at 24 locations; eight in the United States, three in Italy, two each in Germany, Denmark, and Slovakia, and one each in the United Kingdom, Brazil, China, India, Japan, Poland, and Sweden. The Company leases approximately 15,000 square feet of office space in Lincolnshire, Illinois, where its principal executive offices are located. In addition, the Company has executive offices in Neumünster, Germany. The following table sets forth certain information relating to the Company’s principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel	330,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Freeport, Illinois	Propel	183,000	Owned
Sullivan, Illinois	Propel	176,000	Owned
Lawrence, Kansas	Propel and Work Function	162,000	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Propel	68,000	Owned
Hillsboro, Oregon	Controls	60,000	Leased
South America
Caxias do Sul, Brazil	Controls	29,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	680,000	Leased
Neumünster, Germany	Propel and Controls	463,000	Owned
Povazská Bystrica, Slovakia	Propel, Work Function and Controls	354,500	Owned
Dubnica nad Váhom, Slovakia	Propel	250,000	Owned
Bologna, Italy	Work Function	246,000	Owned
Swindon, England	Work Function	229,000	Leased
Berching, Germany	Controls	131,000	Leased
Odense, Denmark	Controls	121,500	Leased
Reggio Emilia, Italy	Controls	76,500	Leased
Wroclaw, Poland	Work Function	41,000	Owned
Älmhult, Sweden	Controls	20,000	Owned
Cento, Italy	Controls	3,500	Leased
India
Pune, India	Work Function	31,000	Leased
Asia
Shanghai/Pudong, China	Propel	105,000	Leased
Osaka, Japan	Propel	94,000	Leased
Total		4,113,000

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
David J. Anderson (1)	59	President and Chief Executive Officer	2000
Hans J. Cornett (1)	56	Executive Vice President Chief Marketing Officer	2000
Thomas K. Kittel (1)	58	Executive Vice President and President Propel Division	2000
Karl J. Schmidt (2)	53	Executive Vice President and Chief Financial Officer	2002
James R. Wilcox (1)	61	Executive Vice President and President Work Function Division	2000
Ronald C. Hanson (3)	44	Vice President — Human Resources	2003
Henrik Krabsen (1)	45	Vice President — Valves	2000
Finn H. Lyhne (1)	52	Vice President — Electric Drives	2000
Kenneth D. McCuskey (1)	52	Vice President and Chief Accounting Officer, Secretary	2000
Albert K. Zahalka (1)	55	Vice President — Mobile Electronics	2000
Charles M. Cohrs (4)	44	Treasurer	2005

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

(2)          Prior to joining the Company, Mr. Schmidt was employed by Degussa-Huls Corporation as Vice President and Chief Financial Officer.

(3)          Prior to joining the Company, Mr. Hanson was employed by Maytag Corporation as Vice President, Human Resources.

(4)          Prior to joining the Company, Mr. Cohrs was employed by Cable Design Technologies as Treasurer.

PART II

Item 5.                        Market for the Company’s Common Stock. Related Stockholder Matters and Company Purchases of Common Stock.

Market and Dividend Information

The Company’s Common Stock is traded on the New York Stock Exchange. Prior to February 2006 the Company’s common stock was also traded on the Frankfurt (Germany) Stock Exchange. As of March 2, 2007 there were 205 stockholders of record.

The Company is currently paying a quarterly dividend, which is subject to Board of Directors approval.

The following table sets forth the high and low prices on the New York Stock Exchange for the Company’s Common Stock since January 1, 2005, and the quarterly cash dividends declared in 2006 and 2005:

	1st	2nd	3rd	4th	Full Year
2006
High	$23.13	$25.98	$26.53	$33.56	$33.56
Low	$18.79	$21.55	$22.22	$23.80	$18.79
Dividends	$0.14	$0.14	$0.16	$0.16	$0.60
2005
High	$24.20	$23.27	$20.77	$21.25	$24.20
Low	$18.80	$16.99	$17.12	$17.34	$16.99
Dividends	$0.12	$0.12	$0.12	$0.12	$0.48

Performance Graph

The following graph shows a comparison of the cumulative total returns from December 31, 2001 to December 31, 2006, for the Company, the Russell 2000 Index and the Hemscott, Inc. — Diversified Machinery Index (“Hemscott-Group Index”). The graph assumes that $100 was invested on December 31, 2001 in the Company’s common stock, the Russell 2000 Index and the Hemscott-Group Index, a peer group index, and that all dividends were reinvested.

COMPARE CUMULATIVE TOTAL RETURN
AMONG SAUER-DANFOSS INC.
RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2006, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Avaliable for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,342,504	$0.00	4,280,435

The Company does not have any equity compensation plans that were not approved by security holders. Refer to Note 13 in the Notes to the Consolidated Financial Statements on pages F-29 through F-31 of this report for a description of the equity compensation plans.

Column (a) includes performance units granted in 2004, 2005, and 2006. The extent to which the performance goals established for each grant are met will determine how many shares of common stock are issued upon completion of the three year performance period. Subsequent to December 31, 2006, the Company’s Compensation Committee determined that the 2004 performance units would vest, based on satisfaction of the performance criteria established when such units were awarded, at 190 percent of the target levels. Therefore, included in the above amounts are the 2004 performance units at 190 percent and the 2005 and 2006 performance units at 100 percent of the target levels.

Column (c) includes 868,754 shares available for future issuance under the Company’s 1998 Long-Term Incentive Plan, 167,000 shares available for issuance under the Company’s Non-Employee Director Stock Option and Restricted Stock Plan, and 3,244,681 shares available for issuance under the Company’s 2006 Omnibus Incentive Plan. Each of these plans permits the Company to issue common stock at times other than upon the exercise of options, warrants, or rights; for example, issuance in the form of restricted stock grants.

Item 6.                        Selected Financial Data.

SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(in millions except per share and employee data)
Operating Data:
Net Sales	$1,739.1	$1,547.8	$1,404.2	$1,126.8	$952.3
Gross profit	396.8	357.7	346.1	252.4	219.0
Selling, general and administrative	215.6	217.1	200.2	156.7	128.6
Research and development	61.9	58.7	51.9	43.4	37.8
Impairment charges and loss on disposal of fixed assets	3.2	1.4	2.1	5.3	0.4
Total operating expenses	280.7	277.2	254.2	205.4	166.8
Total interest expense, net	17.8	15.7	17.4	17.4	17.2
Net income	53.7	38.7	33.2	11.2	13.7
Per Share Data:
Income per common share, basic	$1.13	$0.82	$0.70	$0.24	$0.29
Income per common share, diluted	$1.11	$0.81	$0.70	$0.24	$0.29
Cash dividends declared per share	$0.60	$0.48	$0.34	$0.28	$0.28
Weighted average basic shares outstanding	47.7	47.5	47.4	47.4	47.4
Weighted average diluted shares outstanding	48.2	47.8	47.5	47.5	47.4
Balance Sheet Data:
Inventories	$272.3	$238.9	$241.6	$198.9	$164.7
Property, plant and equipment, net	504.0	450.4	478.5	452.9	435.1
Total assets	1,309.2	1,170.9	1,211.6	1,101.8	970.5
Total debt	349.6	332.3	345.1	355.5	318.3
Stockholders’ equity	466.0	438.9	444.1	397.2	367.3
Debt to total capital (1)	40.2%	40.4%	41.6%	45.3%	44.7%
Other Data:
Backlog (at year-end)	$632.4	$504.2	$467.4	$408.6	$382.8
Depreciation and amortization	95.7	88.3	82.4	80.4	72.6
Capital expenditures	116.2	95.2	79.3	60.0	42.3
EBITDA (2)	206.1	172.3	170.2	124.0	121.8
Cash flows from (used in):
Operating activities	167.9	116.3	124.8	95.6	98.3
Investing activities	(109.3)	(93.3)	(75.5)	(65.0)	(66.3)
Financing activities	(45.0)	(20.1)	(53.3)	(28.8)	(34.4)
Number of employees (at year end)	9,167	8,614	8,275	7,409	7,207

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

	2006	2005	2004	2003	2002
Cash flows from operating activities	$167.9	$116.3	$124.8	$95.6	$98.3
Cumulative effect of change in accounting principle	—	—	—	—	(0.7)
Increase (decrease) in operating assets and liabilities, excluding the effects of acquisitions
Accounts receivable, net	24.5	4.8	30.8	5.6	(2.8)
Inventories	14.2	24.9	23.5	7.6	(1.1)
Accounts payable	(27.2)	13.3	(22.7)	(6.1)	(2.5)
Accrued liabilities	(8.5)	(17.6)	(10.2)	(6.2)	(4.1)
Deferred income taxes and other	0.1	3.9	(9.1)	10.6	10.3
Interest expense, net	17.8	15.7	17.4	17.4	17.2
Tax expense (benefit)	17.3	11.0	15.7	(0.5)	7.2
EBITDA	$206.1	$172.3	$170.2	$124.0	$121.8

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact material handling and specialty markets have, in recent months, been stronger than in recent years. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. was strong in the first half of the year it weakened in the second half of the year. The economic situation in Europe has begun to improve in the last half of the year although that improvement may not necessarily continue. The economy in China strengthened in 2006 after a sluggish 2005. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials and product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary of 2006 Compared to 2005

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company’s results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2005 to 2006. This analysis is more consistent with how the Company’s management internally evaluates results.

(in millions)	2005	Currency Fluctuations	Underlying increase (decrease)	2006
Net Sales	$1,547.8	$7.9	$183.4	$1,739.1
Gross Profit	357.7	1.9	37.2	396.8
% of Net Sales	23.1%			22.8%
Selling, general and administrative	217.1	1.2	(2.7)	215.6
Research and development	58.7	0.3	2.9	61.9
Impairment charges and loss on disposal of fixed assets	1.4	—	1.8	3.2
Total operating costs	277.2	1.5	2.0	280.7
Operating income	80.5	0.4	35.2	116.1
% of Net Sales	5.2%			6.7%
Net interest expense	(15.7)	(0.1)	(2.0)	(17.8)
Other expense, net	3.5	(0.2)	(9.0)	(5.7)
Income before taxes and minority interest	68.3	0.1	24.2	92.6
Minority interest	(18.6)	$—	$(3.0)	(21.6)
Earnings before taxes	49.7	0.1	21.2	71.0
% of Net Sales	3.2%			4.1%
Income tax benefit (expense)	(11.0)	0.2	(6.5)	(17.3)
Net income	$38.7	$0.3	$14.7	$53.7

The underlying growth in sales, excluding the effect of currency fluctuations, was approximately 12 percent in 2006. Sales were up in all regions and all segments with increases of 11 percent in the Americas, 13 percent in Europe and 12 percent in Asia-Pacific, excluding the impact of currency. The increase in sales was due to overall strong economic conditions, price increases and higher sales volumes. Gross profit margin on total net sales decreased due to several factors, including restructuring costs incurred, costs incurred for the transfer of production lines, labor costs for overtime worked to meet the high demand for product, and costs to expedite product to meet customer demand.

Selling, general and administrative costs decreased 1 percent during 2006 when compared to the same period in 2005. Costs associated with the implementation of a common company wide business system were $13.7 million in 2006, a decrease of $3.4 million compared to 2005. Costs incurred in 2006 were related to implementation of the system at seven U.S. locations, one Danish location, two Slovakian locations as well as implementations in process in China, Italy and several Scandinavian sales companies. Outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-

Oxley Act of 2002 also decreased $3.4 million. These reductions were partially offset by general price increases.

During the first quarter of 2006 the Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of certain product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the Propel and Controls segments. The Company incurred a total of $13.5 million in restructuring charges in connection with these plans during 2006, $10.9 million was included in cost of sales and $0.5 million in selling, general and administrative expenses and $2.1 million was loss on disposal of fixed assets. Costs incurred include employee termination costs of $3.8 million, impairment and loss on disposal of fixed assets of $2.1 million, accelerated depreciation of $2.1 million, pension curtailment costs of $1.6 million, facilities moving costs of $1.4 million, and other costs of $2.5 million. The restructuring costs as a percent of sales were 0.8 percent in 2006.

In 2006 the Company recognized $5.7 million of other expense, primarily related to foreign currency losses. During 2005 the Company recognized $3.5 million of other income, primarily related to foreign currency gains. The combined negative currency impact of $9.0 million in 2006 is due to the weakening of the U.S. dollar throughout 2006.

Operating Results — 2006 Compared to 2005

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	5%	(26)%	8%	5%
Construction/Road Building	6	17	20	14
Material Handling/Specialty	22	32	14	17
Distribution	18	21	8	15

Agriculture/Turf Care

The turf care market in the U.S. was moderately strong through the first half of the year but declined during the last half of the year. The strengthening agriculture market in Brazil and the increasing commodity prices in the U.S. contributed to the increased sales in the agricultural market in the Americas. Sales in the European market increased slightly compared to 2005 due primarily to strengthening economic conditions, particularly in Germany. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture and turf care markets and therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

All regions experienced sales increases in the construction and road building markets during 2006. Europe experienced the strongest growth at 20 percent. Increases in Europe are attributable to strengthening of the overall economy and strong export markets. The 6 percent increase in sales in the Americas region is primarily driven by strengthening economic conditions in Brazil as well as increased production of skid steer loaders and crawlers, particularly during the first half of the year. The Asia-Pacific market also benefited from the growth in the skid steer loader market, in addition to increased demand from the Chinese transit mixer market. The road building market in the Asia-Pacific region showed strong increases, mainly due to China’s increased focus on infrastructure spending.

Material Handling/Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the sales growth in the specialty markets. Growth in the aerial lift market continues to be the main contributor to the overall 17 percent increase in sales in 2006.

Distribution

Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog

The following table shows the Company’s order backlog and orders written activity for 2005 and 2006, separately identifying the impact of currency fluctuations.

(in millions)	2005	Currency Fluctuation	Underlying increase (decrease)	2006
Total
Backlog at December 31	$504.2	$32.8	$95.4	$632.4
Orders written	1,631.7	8.8	244.4	1,884.9

Total order backlog at the end of 2006 was $632.4 million, compared to $504.2 million at the end of 2005. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 19 percent over 2005. New sales orders written for 2006 were $1,884.9 million, an increase of 15 percent over 2005, excluding the impact of currency fluctuations.

In recent years backlog information has become less reliable as an indicator of future sales levels as customers alter their sales order patterns. The 15 percent increase in orders written in 2006 is reflective of the strong sales experienced during the year and backlog remains strong at the end of the year with over $630 million of customer orders received for future delivery.

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

(in millions)	2005	Currency fluctuation	Underlying increase (decrease)	2006
Net sales
Propel	$751.1	$1.0	$87.2	$839.3
Work Function	430.7	3.3	37.4	471.4
Controls	366.0	3.6	58.8	428.4
Segment income (loss)
Propel	$106.4	$0.0	$5.4	$111.8
Work Function	6.3	0.3	9.9	16.5
Controls	31.4	0.1	11.2	42.7
Global Services and other expenses, net	(60.1)	(0.2)	(0.3)	(60.6)

Propel Segment

The Propel segment experienced strong growth in 2006, with a sales increase of 12 percent excluding the effects of currency fluctuations. Gross profit margin decreased 1.2 percent excluding the effects of currency fluctuations during 2006. The decrease in gross profit margin is primarily due to $8.3 million of restructuring charges. In March 2006 the Company announced plans to close the manufacturing facility in LaSalle, Illinois during 2006 along with certain other restructuring activities. Restructuring costs incurred in 2006 consist of employee termination costs of $1.6 million, pension curtailment charges of $1.6 million, accelerated depreciation of fixed assets of $2.1 million, and $3.0 million of other charges.

Work Function Segment

Sales in the Work Function segment increased 9 percent, excluding the effects of currency fluctuations during 2006. The gross profit margin increased 0.7 percent excluding the impacts of currency fluctuations during 2006. Segment income was negatively impacted by $3.5 million of restructuring costs. In March 2006 the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant resulting in recognizing $1.9 million of employee termination costs and $1.6 million of fixed asset impairment charges.

Controls Segment

Net sales in the Controls segment, excluding the effects of currency fluctuations, increased 16 percent during 2006. The gross profit margin decreased 0.5 percent, excluding the impact of currency fluctuations, with increases through September 2006 offset by declines in the fourth quarter due to costs incurred for the introduction of new products. Despite increased sales, operating costs were $0.2 million lower primarily due to higher costs in 2005 for research and development spending for new products in the development stage as well as start-up costs related to a new production facility in India. The increase in sales, nearly flat margins and decreases in operating costs contributed to a 36 percent increase in segment income.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net relate to internal global service departments, along with the operating costs of the Company’s executive offices. Global services include costs such as consulting for special projects, tax, and accounting fees paid to outside third parties, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global Services costs decreased $0.3 million in 2006 compared to the same period in 2005, excluding the effects of currency fluctuations. The Company incurred $5.8 million of losses on foreign currency transactions in 2006 compared to $3.2 million of gains on foreign currency transactions in 2005, which negatively affected other expenses by $9.0 million when comparing to the 2005 results. These increases were offset by a $3.4 million decrease in costs associated with the implementation of a common company wide business system, decreased long-term incentive plan costs of $2.7 million, and a decrease of $3.4 million in outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

The Company’s effective tax rate was 24.3 percent in 2006 compared to 22.1 percent in 2005.

The 2006 rate includes benefit of $5.7 million for reversal of valuation allowances on deferred tax assets. The 2005 rate also included benefit of $4.4 million for reversal of valuation allowances on deferred tax assets. These deferred tax assets were generated in prior years and no tax benefits were recognized at that time. In addition, the 2005 rate included the benefit of the reduction of the statutory tax rate in Denmark from 30 percent to 28 percent, enacted in 2005, that resulted in a tax benefit of $1.5 million.

Executive Summary of 2005 Compared to 2004

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

The increase in selling, general, and administrative costs in 2005 was due to the continuing development and implementation of a common business system to standardize business processes and provide a single interface to direct OEM customers and suppliers. The new business system has been in development since 2003 and the costs incurred in 2004, with the exception of $3.5 million, related to development and therefore were capitalized. The common business system was implemented at five locations during 2005 and costs related to the system and its implementation are now expensed. Costs in 2005 related to the common business system totaled $23.0 million, of which $5.8 million are of an ongoing nature that will replace costs related to the current systems in place. In future years it is anticipated that the investment in the common business system will drive improved operational efficiency, customer service, and thereby improve financial performance. The system will continue to be implemented at additional locations until complete in 2008. The Company incurred $4.4 million of expense in 2004 to restructure its sales and distribution operations in Europe resulting in consolidated inventory, warehouse, and distribution operations as well as streamlined delivery directly from the manufacturing locations to the customer. There were no additional costs related to this restructuring in 2005.

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

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	1%	28%	4%	3%
Construction/Road Building	20	29	10	17
Material Handling/Specialty	30	5	11	14
Distribution	14	2	7	10

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

Material Handling/Specialty

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

(in millions)	2004	Currency Fluctuation	Underlying increase (decrease)	2005
Total
Backlog at December 31	$467.4	$(22.0)	$58.8	$504.2
Orders written	1,429.4	3.6	198.7	1,631.7

Total order backlog at the end of 2005 was $504.2 million, compared to $467.4 million at the end of 2004. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 13 percent over 2004. New sales orders written for 2005 were $1,631.7 million, an increase of 14 percent over 2004, excluding the impact of currency fluctuations.

In recent years backlog information has become less reliable as an indicator of future sales levels as customers alter their sales order patterns. The 14 percent increase in orders written in 2005 is reflective of the strong sales experienced during the year and backlog remains strong at the end of the year with over $500 million of customers orders received for future delivery.

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

In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same country in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company’s exposure to transaction risk. In 2006 the Company sold a total of $159.7 million into the U.S. of product that had been produced in European based currencies compared to sales into Europe of $57.6 million of product produced in U.S. dollars. This imbalance had a significant impact on the results of the Company. In 2006 the results were unfavorable as the dollar weakened in comparison to other currencies compared to 2005. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.

In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. In 2006 as a result of hedge accounting for the forward contracts, the Company recognized an increase to net sales of $0.5 million and expense of $0.3 million was recorded to offset gain on currency transactions. The fair value of forward contracts included as an asset on the balance sheet at December 31, 2006 was $1.1 million.

The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. The translation impact on making prior period comparisons with respect to the Company’s net sales can be material, although the impact has not been significant in either 2006 or 2005. Translation affects the comparability of both the income statement and the balance sheet.

The change in the exchange rate does affect the comparability of the balance sheet between 2006 and 2005 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar weakened by 11 percent against the euro and the Danish kroner from December 31, 2005 to December 31, 2006. The weakening of the dollar has resulted in approximately 40 percent of the Company’s total balance sheet being stated 11 percent higher than the prior year since roughly 40 percent of the Company’s total assets and liabilities are denominated in the euro or the Danish kroner.

Interest Rate Changes

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on the total debt portfolio. The Company was a party to three interest rate swap agreements at December 31, 2006, with a combined notional amount of 4.7 million euro, that require the Company to pay interest at a fixed rate and receive interest at a variable rate. The fair value of the interest rate swap agreements is recorded as a liability of $0.1 million on the balance sheet at December 31, 2006, with the offset recorded in accumulated other comprehensive income as the derivatives are accounted for using hedge accounting. The interest rate swap agreements mature at various dates through March 2009.

The following table summarizes the maturity of the Company’s debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt (1)	Variable Rate Debt
2007	$7.5	$112.7
2008	14.6	—
2009	13.3	—
2010	15.2	5.2
2011	18.1	10.4
2012 and Thereafter	69.1	36.5
Total	$137.8	$164.8

(1)          Includes total principal repayments of $6.2 million on variable rate debt. The rate has been fixed through the use of interest rate swaps.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flow from operations and from its various credit facilities. The Company historically has accessed diverse funding sources, including short and long-term unsecured bank lines of credit in the United States, Europe, and Asia, as well as the private debt markets in the United States as discussed in Note 7 in the Notes to Consolidated Financial Statements. The Company expects to have sufficient sources of liquidity to meet its future funding needs due to the multiple funding sources that have been, and continue to be, available to the Company.

The multicurrency revolving credit facility, as modified in July 2006, provides up to $300 million of unsecured credit through December 2010, as well as 40 million euro term loan which expires in July 2013. At December 31, 2006 the Company had $106.4 million outstanding under the revolving credit facility. The Company is required to meet certain financial covenants under this facility as described in Note 7 in the Notes to Consolidated Financial Statements. The Company was in compliance with the covenants at December 31, 2006 and is not aware of any circumstances currently that would impact compliance during the next twelve months.

Cash Flows from Operations

Cash provided by operations was $167.9 million in 2006. The Company invested an additional $14.3 million, excluding the effect of currency, in inventories in 2006 in order to meet the anticipated increase in demand for product in early 2007. In addition, a large increase in receivables of $24.5 million contributed to a use of cash due to the higher level of sales in the fourth quarter. These increases were offset by an increase in accounts payable of $27.2 million, primarily due to the increase in inventory.

Total cash of the Company increased $14.9 million from December 31, 2005 to December 31, 2006. At December 31, 2006 cash balances in China totaled $23.0 million, an increase of $12.5 million from December 31, 2005. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations, however, due to the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into that country. As the Company continues to consider expanding its manufacturing capabilities in low cost regions, it will make every effort to utilize the cash balances in those regions to fund future expansions. Total cash outside of China increased by $2.4 million in 2006.

Cash Used in Investing Activities

Capital expenditures for 2006 totaled $116.2 million. Capital expenditures were high in all business segments and were primarily related to the addition of production capacity in order to meet anticipated future demand levels.

Cash Used in Financing Activities

The Company continues to pay dividends to stockholders on a quarterly basis with $26.7 million of cash used to pay dividends in 2006. In addition, the Company periodically makes distributions to its minority interest partners from its various joint venture activities with distributions totaling $19.9 million in 2006. The distributions can vary from year to year depending on the amount of undistributed earnings of the businesses and the needs of the partners. The Company borrowed an additional $1.8 million, net, in 2006, and paid $0.3 million of fees related to the modification of its multicurrency revolving credit facility discussed above in Liquidity and Capital Resources.

Contractual Cash Obligations

The majority of the Company’s contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company’s future commitments under contractual obligations as of December 31, 2006:

							2012 and
Contractual Cash Obligations (3)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$302,631	$120,243	$14,554	$13,292	$20,360	$28,513	$105,669
Interest on long-term debt (1),(2)	63,192	14,609	13,642	12,397	11,105	3,922	7,517
Capital leases	19,076	1,131	1,139	1,129	999	876	13,802
Operating leases	54,389	10,956	8,819	6,730	3,517	1,496	22,871
Rental and service agreemnts with related party Danfoss A/S	54,959	7,583	7,582	7,580	7,588	7,597	17,029
Total contractual cash obligations	$494,247	$154,522	$45,736	$41,128	$43,569	$42,404	$166,888

The following assumptions are used in the calculation of the contractual cash obligations:

(1)         The annual amount borrowed under revolving credit agreements does not change from the $106.4 million borrowed at December 31, 2006, through the maturity date of the agreements.

(2)         The margin rate on variable interest rate debt does not change from December 31, 2006. The base interest rate for future years is based on the interest yield curves as of December 31, 2006.

(3)         Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2006 exchange rate.

In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. In 2007 the Company anticipates contributing $6.1 million to its U.S. and U.K. pension and health benefit plans. Although the Company has not funded the German pension plan in the past, it is discussing funding options and may partially fund the pension liabilities in 2007.

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

Inventory Valuation — As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to over 20 percent of total assets at December 31, 2006. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) record expenses due to excess capacity, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.

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

This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation and amortization, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. Despite management’s best efforts to determine the appropriate useful lives of its equipment, certain situations may arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known. In addition, goodwill is tested for impairment at least annually. As of December 31, 2006 a ten percent change in the depreciable lives of the Company’s assets would impact depreciation expense by approximately $9.6 million.

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

U.S. Health Care Costs — The Company self insures its U.S. health care costs for eligible employees and their qualified dependents with exposure for any one year, excluding prescription costs, limited to $0.2 million per individual. The Company establishes reserves for its health care cost based on historic claims data and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

Pensions — The Company has noncontributory defined benefit pension plans for a portion of its employees. In certain countries, such as the United States and the United Kingdom, these plans are funded with plan assets whereas in other countries such as Germany, the plans are completely unfunded, which is customary. The measurement of the Company’s pension obligations and costs is dependent on a variety of assumptions determined by management and used by the Company’s actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and other experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

The assumptions used in developing the required estimates include the following key factors:

Discount rates	Inflation
Salary growth	Expected return on plan assets
Retirement rates	Mortality rates

The Company bases the discount rate assumption on investment yields available at or near year-end on corporate long-term bonds rated AA. The inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategy, and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in such future periods.

The Company’s funding policy for the U.S. plans are to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2007 the Company anticipates contributing $2.2 million to its U.S. plans and $1.3 million to its U.K. plans.

Postretirement Benefits Other Than Pensions — The Company provides postretirement health care benefits for certain employee groups in the United States. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

The postretirement liability, which is determined on an actuarial basis, is recognized in the Company’s Consolidated Balance Sheets and the postretirement expense is recognized in the Consolidated Statements of Income. The Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at investment yield trends available near year-end on corporate bonds rated AA. In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. As of December 31, 2006 a one-percentage-point change in the assumed health care cost trend rate would impact the expense recognized in 2006 by $0.2 million and would affect the post-retirement benefit obligation by $2.4 million. In 2007 the Company anticipates contributing $2.6 million to this plan.

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

New Accounting Policies

In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in 2006 with no material effect on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its fiscal year-end. The Company adopted SFAS No. 158 in 2006. The effect of adoption was to decrease assets by $1.4 million, increase liabilities by $27.9 million, and decrease accumulated other comprehensive income by $29.3 million. The new measurement date requirement applies for fiscal years ending after December 15, 2008, however the Company already uses a measurement date of December 31 so this change will have no impact on the consolidated financial statements.

In September 2006 the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company adopted SAB 108 in 2006 with no impact on the consolidated financial statements.

In June 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on financial reporting and is currently evaluating the impact, if any, the adoption of FIN 48 will have on the consolidated financial statements.

In June 2006 the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06 — 3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF No. 06 — 3 is effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF No. 06 — 03 on its consolidated financial statements.

In September 2006 FASB issued SFAS No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for first fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on the consolidated financial statements.

Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s Independent Registered Public Accounting Firm, KPMG LLP, performed the following non-audit services that have been approved by the Audit Committee of the Board of Directors: international tax planning and compliance services, expatriate tax services for persons not in a financial reporting oversight role, statutory audits and related matters, and tax and accounting technical support.

Outlook

Management of the Company anticipates strong sales growth in 2007. This should be led by the strong European and Asia-Pacific markets, with the North American markets still showing some growth. The implementation of the Company’s common business system will continue, with implementation at the Company’s Chinese and Italian locations occurring in the second quarter of 2007, leaving some sales companies and smaller plants to be implemented later in 2007 and in 2008.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

Certain market risks are discussed on pages 27-28 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.                        Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Report of Management, and Reports of Independent Registered Public Accounting Firm are presented on pages F-1 through F-40 of this report.

Item 9A.                Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At December 31, 2006 the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Registrant’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining a system of internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm. There have been no significant changes in the Registrant’s internal control over financial reporting during the fourth quarter.

Under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, the Registrant conducted an evaluation of the effectiveness of the Registrant’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Registrant’s evaluation under the framework in Internal Control — Integrated Framework, the Registrant’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.

The Registrant’s management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is presented on pages F-39 and F-40.

PART III

Item 10.                 Directors. Executive Officers and Corporate Governance

Information regarding directors of the Company is set forth under the section entitled “ELECTION OF DIRECTORS” of the Company’s Proxy Statement for the annual meeting of stockholders to be held June 14, 2007, (the “Proxy Statement”), and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information regarding the Company’s code of conduct and code of ethics is set forth under the section entitled “GOVERNANCE OF THE COMPANY — Code of Conduct and Code of Ethics” of the Proxy Statement, and is incorporated herein by reference. Information regarding the Company’s audit committee is set forth under the section entitled “GOVERNANCE OF THE COMPANY — Audit Committee” of the Proxy Statement and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other Senior Financial Staff are posted on the Company’s website at www.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.

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

Item 11.                 Executive Compensation

Information as to Executive Compensation is set forth under the section entitled “Executive Compensation” of the Proxy Statement, and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the section entitled “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement, and is incorporated herein by reference. The Company’s compensation committee’s report is set forth under the section entitled “Compensation Committee Report” of the Proxy Statement, and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information regarding securities authorized for issuance under equity compensation plans is set forth under the section entitled “EXECUTIVE COMPENSATION — Equity Compensation” of the Proxy Statement, and is incorporated herein by reference. Information regarding security ownership is set forth under the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related party transactions, is set forth in Note 14 in the Notes to Consolidated Financial Statements on pages F-31 to F-32 of this report, and is incorporated herein by reference. Additional information regarding related party transactions is set forth under the section entitled “GOVERNANCE OF THE COMPANY — Related Party Transaction” of the Proxy Statement, and is incorporated herein by reference. Information about the independence of the Company’s directors is set forth under the section entitled

“‘GOVERNANCE OF THE COMPANY’ and ‘GOVERNANCE OF THE COMPANY — Basis for Board Determination of Independence of Directors’” of the Proxy Statement, and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information regarding accounting services and fees is set forth under the section entitled “RATIFICATON OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as a part of this report.

(1) The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004, on page F-1.

Consolidated Balance Sheets as of December 31, 2006 and 2005, on page F-2.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005, and 2004, on page F-3.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004, on page F-4.

Notes to Consolidated Financial Statements, December 31, 2006, 2005, and 2004, on pages F-5 through F-35.

Report of Management and Reports of Independent Registered Public Accounting Firm, KPMG LLP, on pages F-36 through F-40.

(2) The following schedule:

Schedule II, Valuation and Qualifying Accounts, on page F-41.

Report of Independent Registered Public Accounting Firm, KPMG LLP, on Schedule II, on page F-42.

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
10.1(aa)

The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1(s) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(ah)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(ag) above is attached as Exhibit 10.1(v) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(ai)

The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(aj)	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company’s Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
10.1(ak)

The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company’s Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(al)

The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(ak) above is attached as Exhibit 10.1(x) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(am)

The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1(ak) to the Company’s Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(an)

The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1(ac) to the Company’s Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

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

10.1(aq)

First Amendment to the Sauer-Danfoss Inc. Annual Officer Incentive Plan Effective December13, 2005, is attached as exhibit 9.4 to the Company’s Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(ar)

The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as exhibit 10.1(bk) to the Company’s Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

10.1(as)

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

10.1(au)

Summary of increased non-employee director compensation, effective April 27, 2005, is attached as Exhibit 10.1(bv) to the Company’s Form 8-K filed on May 3, 2005, and is incorporated herein by reference.

10.1(av)

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

10.1(ax)

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

10.1(ay)

The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees, effective December 13, 2005, is attached as Exhibit 9.2 to the Company’s Form 8-K, filed on December 7, 2005, and is incorporate herein by reference

10.1(az)

First Amendment to the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees effective January 1, 2006, is attached as Exhibit 9.5 to the Companies Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(ba)	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.1(bb)

Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (the “2006 Plan”), representing awards of Performance Units to participants under the 2006 Plan, including all executive officers, is attached as Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2006, and is incorporated herein by reference.

10.1(bc)

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

Date: March 12, 2007

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

Signature	Title	Date
/s/ DAVID J. ANDERSON	Director and President and Chief	March 12, 2007
David J. Anderson	Executive Officer
/s/ KARL J. SCHMIDT	Executive Vice President and Chief	March 12, 2007
Karl J. Schmidt	Financial Officer
/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting	March 12, 2007
Kenneth D. McCuskey	Officer, Secretary
/s/ OLE STEEN ANDERSEN	Director	March 12, 2007
Ole Steen Andersen
/s/ JORGEN M. CLAUSEN	Director	March 12, 2007
JOrgen M. Clausen
/s/ NICOLA KEIM	Director	March 12, 2007
Nicola Keim
/s/ JOHANNES F. KIRCHOFF	Director	March 12, 2007
Johannes F. Kirchhoff
/s/ HANS KIRK	Director	March 12, 2007
Hans Kirk

/s/ F. JOSEPH LOUGHREY	Director	March 12, 2007
F. Joseph Loughrey
/s/ KLAUS H. MURMANN	Director	March 12, 2007
Klaus H. Murmann
/s/s SVEN MURMANN	Director	March 12, 2007
Sven Murmann
/s/ STEVEN H. WOOD	Director	March 12, 2007
Steven H. Wood

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Net Sales	$1,739,088	$1,547,816	$1,404,159
Costs and Expenses:
Cost of sales	1,342,324	1,190,070	1,058,075
Selling, general and administrative	215,565	217,130	200,142
Research and development	61,880	58,673	51,913
Impairment charges and loss on disposal of fixed assets	3,246	1,391	2,119
Total costs and expenses	1,623,015	1,467,264	1,312,249
Operating income	116,073	80,552	91,910
Nonoperating Income (Expenses):
Interest expense	(18,415)	(17,540)	(18,403)
Interest income	654	1,887	988
Other, net	(5,675)	3,465	(4,052)
Nonoperating expenses, net	(23,436)	(12,188)	(21,467)
Income Before Income Taxes and Minority Interest	92,637	68,364	70,443
Minority Interest	(21,617)	(18,657)	(21,522)
Income Before Income Taxes	71,020	49,707	48,921
Income Tax Expense	(17,272)	(10,992)	(15,735)
Net Income	$53,748	$38,715	$33,186
Net Income per common share, basic	$1.13	$0.82	$0.70
Net Income per common share, diluted	$1.11	$0.81	$0.70
Weighted average basic shares outstanding	47,699,972	47,455,507	47,409,377
Weighted average diluted shares outstanding	48,237,814	47,795,160	47,509,941

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$29,112	$14,194
Accounts receivable (net of allowances for doubtful accounts of $5,705 and $4,900 in 2006 and 2005, respectively)	259,976	220,752
Inventories	272,286	238,905
Other current assets	43,931	38,369
Total current assets	605,305	512,220
Property, Plant and Equipment, net	503,977	450,426
Other Assets:
Goodwill	108,811	120,318
Other intangible assets, net	27,160	29,587
Deferred income taxes	58,217	42,871
Other	5,685	15,491
Total other assets	199,873	208,267
	$1,309,155	$1,170,913
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$46,952	$28,275
Long-term debt due within one year	120,243	168,548
Accounts payable	142,234	107,090
Accrued salaries and wages	56,923	44,035
Accrued warranty	17,022	17,047
Other accrued liabilities	54,588	46,312
Total current liabilities	437,962	411,307
Long-Term Debt	182,388	135,452
Other Liabilities
Long-term pension liability	80,607	49,590
Postretirement benefits other than pensions	35,193	19,461
Deferred income taxes	30,590	44,277
Other	22,976	20,464
Total other liabilities	169,366	133,792
Minority Interest in Net Assets of Consolidated Companies	53,448	51,440
Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2006 and 2005; issued and outstanding 47,746,279 in 2006 and 47,498,232 in 2005	477	475
Additional paid-in capital	336,146	332,861
Retained earnings	103,278	78,176
Accumulated other comprehensive income	26,090	27,410
Total stockholders’ equity	465,991	438,922
	$1,309,155	$1,170,913

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Aditional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total
Year Ended December 31, 2004:
Beginning balance	47,432,268	$474	$314,319	$45,202	$37,376	$(157)	$397,214
Comprehensive income:
Net income	—	—	—	33,186	—	—
Pension adjustment	—	—	—	—	(7,655)	—
Unrealized losses on hedging activities	—	—	—	—	(538)	—
Currency translation	—	—	—	—	32,527	—
Total comprehensive income							57,520
Restricted stock grant	13,500	—	208	—	—	(208)	—
Restricted stock and performance unit compensation	—	—	5,344	—	—	128	5,472
Cash dividends declared ($.34 per share)	—	—	—	(16,131)	—	—	(16,131)
Ending Balance	47,445,768	474	319,871	62,257	61,710	(237)	444,075
Year Ended December 31, 2005:
Comprehensive income:
Net income	—	—	—	38,715	—	—
Pension adjustment	—	—	—	—	92	—
Unrealized gains on hedging activities	—	—	—	—	192	—
Currency translation	—	—	—	—	(34,584)	—
Total comprehensive income							4,415
Adoption of SFAS No. 123R
“Share Based Payment”	—	—	(237)	—	—	237	—
Performance units vested	38,964	1	(1)	—	—	—	—
Modification of performance units	—	—	3,545	—	—	—	3,545
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	9,683	—	—	—	9,683
Cash dividends declared ($.48 per share)	—	—	—	(22,796)	—	—	(22,796)
Ending Balance	47,498,232	475	332,861	78,176	27,410	—	438,922
Year Ended December 31, 2006:
Comprehensive income:
Net income	—	—	—	53,748	—	—
Pension and postretirement adjustment	—	—	—	—	(40,256)	—
Unrealized gains on hedging activities	—	—	—	—	847	—
Currency translation	—	—	—	—	38,089	—
Total comprehensive income							52,428
Performance units vested	234,547	2	—	—	—	—	2
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	6,292	—	—	—	6,292
Tax benefits on performance unit compensation			137				137
Minimum tax witholding settlement	—	—	(3,144)	—	—	—	(3,144)
Cash dividends declared ($.60 per share)	—	—	—	(28,646)	—	—	(28,646)
Ending Balance	47,746,279	$477	$336,146	$103,278	$26,090	$—	$465,991

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$53,748	$38,715	$33,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95,665	88,322	82,363
Minority interest	21,617	18,657	21,522
Restricted stock and performance unit compensation under equity method	6,292	9,683	5,344
Impairment charge and net loss on disposal of fixed assets	3,246	1,391	2,119
Change in deferred income taxes	(13,909)	(12,449)	(2,174)
(Increase) decrease in operating assets and liabilities, excluding effects of acquisitions —
Accounts receivable, net	(24,512)	(4,829)	(30,780)
Inventories	(14,242)	(24,860)	(23,466)
Accounts payable	27,244	(13,368)	22,705
Accrued liabilities	8,511	17,621	10,191
Other	4,252	(2,571)	3,802
Net cash provided by operating activities	167,912	116,312	124,812
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(116,244)	(95,247)	(79,257)
Payments for acquisitions and license rights, net of cash acquired	—	—	(5,656)
Proceeds from sales of property, plant and equipment	6,959	1,942	9,367
Net cash used in investing activities	(109,285)	(93,305)	(75,546)
Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	20,351	7,598	(14,978)
Net borrowings (repayments) on revolving credit facility	(37,918)	(62,355)	33,420
Repayments of long-term debt	(32,137)	(13,253)	(42,355)
Borrowings of long-term debt	51,517	77,190	—
Payments for debt financing costs	(285)	(898)	—
Performance unit compensation excess tax deduction	137	—	—
Cash dividends	(26,706)	(21,843)	(14,706)
Distribution to minority interest partners	(19,908)	(6,570)	(14,711)
Net cash used in financing activities	(44,949)	(20,131)	(53,330)
Effect of Exchange Rate Changes on Cash	1,240	45	251
Cash and Cash Equivalents:
Net increase (decrease) during the year	14,918	2,921	(3,813)
Beginning balance	14,194	11,273	15,086
Ending balance	$29,112	$14,194	$11,273
Supplemental Cash Flow Disclosures:
Interest paid	$17,163	$15,601	$17,984
Income taxes paid	$25,337	$14,780	$12,324

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
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

Cash and Cash Equivalents —

Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2006 cash and cash equivalents balances in China totaled approximately $23,000. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations, however, due to the nature of the governmental and other regulatory controls it is difficult to move cash out of this country for reasons other than payment for goods shipped into the country.

Trade Receivables —

The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical write-offs of accounts,

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

aging of its receivables, and by monitoring the financial strength of its customers. If the Company becomes aware of a customer’s inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

Inventories —

Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the inventory valuation method in place prior to acquisition, either weighted average or first-in, first-out (FIFO). The percentage of year-end inventory valued under the LIFO and FIFO, cost methods was 19% and 81%, respectively, for 2006, and 18% and 82%, respectively, for 2005.

Property, Plant and Equipment and Depreciation —

Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($41,729, $38,697, and $36,533 in 2006, 2005, and 2004, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income.

Goodwill and Other Intangible Assets —

Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill is not amortized, but tested for impairment at least annually. Intangible assets consist primarily of trade names, technology, and customer relationships and are recorded at cost or fair value at the time of acquisition. Intangible assets are amortized on a straight-line basis over their legal or estimated useful lives, which range from three to thirty five years.

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

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

Impairment of Long-Lived Assets and Assets to be Disposed Of —

Consistent with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset or group of assets is impaired, the Company recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets. In 2006 the Company recognized an impairment of long-lived assets to be disposed of related to restructuring activity in the Work Function segment of approximately $1,500 (see Note 3 for more information).

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
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

be met in accordance with the incentive plan will be achieved. Shares under both the restricted stock plan and the long term incentive plan have an exercise price of zero.

	Net Income	Shares	EPS
December 31, 2006
Basic net income	$53,748	47,699,972	$1.13
Effect of dilutive securities:
Restricted stock	—	22,768	—
Performance units	—	515,074	(0.02)
Diluted net income	$53,748	48,237,814	$1.11
December 31, 2005
Basic net income	$38,715	47,455,507	$0.82
Effect of dilutive securities:
Restricted stock	—	22,486	—
Performance units	—	317,167	(0.01)
Diluted net income	$38,715	47,795,160	$0.81
December 31, 2004
Basic net income	$33,186	47,409,377	$0.70
Effect of dilutive securities:
Restricted stock	—	18,185	—
Performance units	—	82,379	—
Diluted net income	$33,186	47,509,941	$0.70

Fair Value of Financial Instruments —

The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.

The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities. At December 31, 2006 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $302,979 compared to its carrying value of $302,631. At December 31, 2005 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $307,550 compared to its carrying value of $304,000. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Translation of Non-U.S. Currencies —

Assets and liabilities of consolidated non-U.S. subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each period, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in stockholders’

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

equity. Gains or losses on transactions denominated in non-functional currencies and the related tax effects are reflected in the consolidated statements of income.

Derivatives and Hedging —

It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, all derivatives are recorded at fair value on the balance sheet as current or long-term other assets or other liabilities depending on whether the maturity date of the derivative contract is within one year from the balance sheet date.

The Company uses interest rate swaps to establish fixed interest rates on outstanding borrowings. There is no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives is recorded in accumulated other comprehensive income. The Company utilizes forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.

When, and if, a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting is discontinued and any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement. Any changes in fair values of derivatives not qualifying as hedges would be reported immediately in other income (expense) on the consolidated statement of income, however, the Company did not have any derivatives that did not qualify as hedges in 2006 or 2005.

Employee Stock-Based Compensation —

The Company accounts for employee stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments.” The fair value method is used to account for employee-stock compensation .

New Accounting Principles —

In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 on inventory pricing to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in 2006 with no material effect on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS No. 87, 88, 106, and 132(R).” This

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its fiscal year-end. The Company adopted SFAS No. 158 in 2006. The effect of adoption was to decrease assets by $1,438, increase liabilities by $27,888, and decrease accumulated other comprehensive income by $29,326. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company already uses a measurement date of December 31 so this change will have no impact on the consolidated financial statements.

In September 2006 the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company adopted SAB 108 in 2006 with no impact on the consolidated financial statements.

In June 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on financial reporting and is currently evaluating the impact, if any, the adoption of FIN 48 will have on the consolidated financial statements.

In June 2006 the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06 — 3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF No. 06 — 3 is effective for reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06 — 03 to have a significant impact on the consolidated financial statements.

In September 2006 FASB issued SFAS No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for first fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a significant impact on the consolidated financial statements.

Reclassifications —

Certain previously reported amounts have been reclassified to conform to the current period presentation. Spare machining parts and perishable tooling totaling approximately $6,500 at December 31, 2005 was reclassified from inventory to other assets in the current year.

(2) Business Combinations:

During the second quarter of 2004 the Company exercised its option to acquire the remaining 15% of Comatrol S.p.A for approximately $4,300. The Company acquired Comatrol, located in Reggio Emilia, Italy, with approximately 100 employees and $22,000 in annual sales, for its manufacturing and product technology. In the second quarter of 2003, the Company purchased 40% of the outstanding shares of Comatrol, increasing its ownership percentage to 85%, and therefore began to consolidate the financial results of the business. The total purchase price paid to acquire Comatrol was approximately $22,100. The Company recognized intangible assets of approximately $600 and $2,200 for technology and customer relationships, respectively, in connection with the Comatrol acquisition. The transaction also resulted in recognizing approximately $14,500 of goodwill in the Controls segment.

(3) Restructuring Charges:

In March 2006 the Company announced its plans to close the LaSalle, Illinois, plant, and discontinue production of certain product lines manufactured in Swindon, England. Certain products currently manufactured in LaSalle were outsourced to reduce costs and increase efficiencies. The total cost of the restructuring activities at LaSalle and Swindon are expected to be approximately $8,500 and $4,800, respectively. Costs related to the LaSalle plant closing are included in the Propel segment and are anticipated to be completed by the end of the first quarter 2007. Costs related to the Swindon product line discontinuance are included in the Work Function segment and are anticipated to be completed by the end of the third quarter 2007. In addition the Propel and Controls segments have incurred costs related to smaller restructuring activities. Other than the accrual of employee termination costs, the restructuring charges are expensed as incurred.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

The following table summarizes the restructuring charges incurred in 2006:

	Propel	Work Function	Controls	Total
Employee termination costs	$1,572	$1,915	$271	$3,758
Property and equipment impairment and loss on disposal	309	1,567	290	2,166
Accelerated depreciation due to change in useful lives	2,086	—	—	2,086
Pension curtailment	1,551	—	—	1,551
Production inefficiencies	1,064	—	—	1,064
Equipment moving costs	740	—	620	1,360
Other	968	—	543	1,511
Total	$8,290	$3,482	$1,724	$13,496

Costs incurred during the year ended December 31, 2006 consist of $10,855, $475, and $2,166 included in cost of sales; selling, general and administrative expenses; and impairment charges and net loss on disposal of fixed assets, respectively. The amount for pension curtailment is the recognition of unamortized prior service costs related to the LaSalle pension plan.

No significant restructuring projects were underway in 2005. The Company completed restructuring of its European sales and distribution operations in 2004. During 2004 the Company also completed the relocation of the operations of its West Branch, Iowa, location to other existing facilities and outsourced certain processes to reduce costs and increase efficiencies. The costs related to the West Branch restructuring and to management reorganization were included in the Work Function segment. The charges related to the European sales and distribution restructuring were allocated to all segments. The following table summarizes the restructuring charges incurred in 2004:

	Work Function	European Sales Operations
	2004	2004
Employee termination costs	$1,338	$2,323
Employee retraining & relocation costs	148	176
Property and equipment impairment and loss on disposal	131	—
Coordinating team	—	1,166
Equipment relocation costs	136	—
Other costs	470	743
Total	$2,223	$4,408

In addition to the Work Function and European sales and distribution restructuring, the Company incurred $165 of employee termination costs related to the partial consolidation of the U.S. non-manufacturing functions within the Controls segment. The cost for restructuring in 2004 totaled $6,796 consisting of $1,320, $5,345, and $131 included in cost of sales, selling, general and administrative expenses, and loss on disposal of fixed assets, respectively. The West Branch relocation was completed in March 2004. The European sales and distribution restructuring was completed in December 2004.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

The following table summarizes the activity in the restructuring accrued liability for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Balance at beginning of year	$—	$—	$—
Charges to expense	3,758	—	3,661
Severence payments made	(643)	—	(3,661)
Balance at end of year	$3,115	$—	$—

(4) Inventories:

The composition of inventories is as follows:

	December 31,
	2006	2005
Raw materials	$116,122	$95,434
Work in progress	56,274	59,583
Finished goods and parts	117,104	98,530
LIFO allowance	(17,214)	(14,642)
Total	$272,286	$238,905

(5) Property, Plant and Equipment and Property Held for Disposal:

The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2006	2005
Cost —
Land and improvements	$16,063	$15,134
Buildings and improvements	132,418	117,901
Machinery and equipment	1,044,030	981,647
Construction in progress	79,433	42,778
Plant and equipment under capital leases	16,694	15,447
Total costs	1,288,638	1,172,907
Less — accumulated depreciation	(784,661)	(722,481)
Net property, plant and equipment	$503,977	$450,426

Depreciation expense for 2006, 2005, and 2004 was $92,902, $85,346, and $79,307, respectively.

In connection with the discontinuation of certain product lines discussed in Note 3 the Company intends to sell or dispose of the related machinery and equipment. The Company recorded an impairment charge of approximately $1,500 when it reduced the carrying value of these assets to their fair market value, calculated based on expected sales price. During 2001 the Company closed a manufacturing facility in Racine, Wisconsin, as part of a restructuring related to an acquisition. In 2004 this property was sold and

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

a gain on sale of approximately $600 was recognized in the income statement in the Global Services segment results. The Company also had an undeveloped piece of land in Brooklyn Park, Minnesota, which had a carrying value of approximately $3,000, which was classified in other current assets on the consolidated balance sheet at December 31, 2005. In 2006 this property was sold and a gain of $100 was recognized in the income statement in the Controls segment results.

In 2003 the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold. This property is classified in other current assets with a carrying value of approximately $3,600 in the Work Function segment on the consolidated balance sheets at December 31, 2006 and 2005 as it is held for sale. Based upon its most recent analysis, the Company believes that no impairments existed at December 31, 2006.

(6) Intangible Assets:

The following table summarizes the components of the other intangible asset balances at December 31, 2006 and 2005:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2006
Cost	$19,000	$11,324	$6,670	$2,615	$39,609
Accumulated amortization	(3,258)	(4,866)	(3,123)	(1,202)	(12,449)
Other intangible assets, net	$15,742	$6,458	$3,547	$1,413	$27,160
December 31, 2005
Cost	$19,000	$11,263	$6,065	$5,057	$41,385
Accumulated amortization	(2,715)	(3,965)	(2,242)	(2,876)	(11,798)
Other intangible assets, net	$16,285	$7,298	$3,823	$2,181	$29,587

The weighted average useful lives for the intangible assets are 35, 14, and 12 years for trade name, technology, and customer relationships, respectively. Amortization of intangible assets was $2,763, $2,976, and $3,056 in 2006, 2005, and 2004, respectively. Amortization expense is expected to be approximately $1,800 in 2007, $1,600 in 2008, and $1,500 in 2009 through 2011.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(7) Long-Term Debt:

Long-term debt outstanding at December 31, 2006 and 2005 consisted of the following:

	2006		2005
	Long-term debt due within one year	Long-term debt	Long-term debt due within one year	Long-term debt
Multicurrency Revolving and Term Loan Facility	$106,374	$52,106	$98,268	$—
Danish Revolving Credit Facility	—	—	56,278	—
German Long-Term Bank Facilities maturing through 2018	9,802	11,212	9,820	18,952
Multicurrency Term Loan Facility due through 2015	—	80,512	—	75,556
U.S. 1997 Senior Notes, due through 2007	4,000	—	4,000	4,000
U.S. 2000 Senior Notes, due through 2010	—	35,000	—	35,000
Other Borrowings	67	3,558	182	1,944
Total	$120,243	$182,388	$168,548	$135,452

Multicurrency and Non-U.S. Bank Facilities

In December 2005 the Company entered into a Multicurrency Revolving Facility Agreement which was modified in July 2006 (the Agreement). Under the Agreement the Company may borrow up to $300,000 through December 2010. The Agreement includes a 40,000 euro term loan which expires in July 2013. Proceeds from the term loan were used to pay off a portion of the Company’s revolving credit balances. Debt issuance costs of approximately $1,000 were capitalized and are being amortized to interest expense over the term of the Agreement. Any amounts drawn under the revolving portion of the facility must be repaid or reborrowed within 360 days. The revolving portion of this facility is classified as current and the 40,000 euro term loan is classified as long-term.

Borrowings under the Agreement bear interest at a rate based on either the relevant interbank offering rate plus a margin (0.625% at December 31, 2006), Federal Funds plus 0.5%, or the prevailing Prime Rate. The margin on the interbank offering rate option ranges from 0.5% to 1.125%, depending upon the Company’s ratio of net debt to EBITDA, as defined. The weighted average interest rate on outstanding borrowings under the Agreement was approximately 5.6% at December 31, 2006. The Company is also required to pay a commitment fee on the unused portion of the Agreement. The commitment fee rate varies depending upon the Company’s ratio of net debt to EBITDA, as defined. This fee was 0.15% at December 31, 2006 and the Company incurred commitment fee expense of $310 and $12 in 2006 and 2005, respectively. The Agreement contains certain financial covenants relating to the Company’s EBITDA to net interest expense and net debt to EBITDA, as defined. The Company was in compliance with the covenants at December 31, 2006.

The Agreement was a modification of the Multicurrency Revolving Credit Facility Agreement that the Company had entered into in September 2003 (the Prior Agreement). The Company incurred $468 of commitment fee expense related to the Prior Agreement in 2005.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(7) Long-Term Debt: (Continued)

The Company also had a revolving credit facility of 800,000 Danish kroner that was available through June 2006. At December 31, 2005 the Company had 447,149 Danish kroner or $71,254 available under this facility. The interest rate on the loans outstanding at December 31, 2005 was 3.4%. In addition, the Company was required to pay a commitment fee on the unused portion of this credit facility, which was at a rate of 0.50% at December 31, 2005. The Company incurred $114 and $71 of commitment fee expense in 2006 and 2005, respectively.

The German Long-Term Bank Facilities represent a series of long-term and short-term bank loans. Included in the balance of $21,014 are loans with $14,900 outstanding at December 31, 2006 that are secured by property. Interest on the German facilities may be either fixed or variable depending on the individual loan. Interest rates range from 4.1% to 6.0% at December 31, 2006. These facilities contain a variety of repayment schedules and have final maturities ranging from June 2007 through June 2018.

In December 2005 the Company borrowed $75,000 under a new term loan facility. The Company borrowed $30,000 in U.S. dollars at a fixed interest rate of 5.74% and 38,450 euro at a fixed interest rate of 4.05% over the ten year term of the loan. The euro portion of the loan is allocated to a Danish subsidiary. Sauer-Danfoss Inc. guarantees these euro borrowings including interest, amortization and fees. Repayments on the term loan are scheduled from December 2011 through December 2015. The outstanding balance on this loan at December 31, 2006 was $80,512. The Agreement contains certain financial covenants relating to the Company’s EBITDA to net interest expense and net debt to EBITDA, as defined, which the Company was in compliance with at December 31, 2006.

U.S. Borrowings

In December 1997 the Company issued $25,000 of 6.68% Senior Notes (1997 Senior Notes), of which $4,000 remains outstanding at December 31, 2006. The 1997 Senior Notes have one remaining repayment on December 15, 2007. The 1997 Senior Notes contain certain restrictions and require the maintenance of minimum tangible net worth and maximum leverage, as defined. At December 31, 2006 the Company was in compliance with these requirements.

In October 2000 the Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of certain financial ratios that are similar to the 1997 Senior Notes. At December 31, 2006 the Company was in compliance with these requirements.

The Company maintains overdraft facilities in various currencies in multiple countries for cash management purposes. The interest rates and commitment fees vary by country and arrangement. At December 31, 2006 there was $46,952 outstanding under the overdraft facilities. A Danish subsidiary maintains a line of credit for purposes of centralizing cash management for the European locations. Sauer-Danfoss Inc. guarantees this line of credit up to 20,000 euro.

Payments required to be made on long-term debt outstanding as of December 31, 2006 during the years ending 2007 through 2011 and for 2012 and thereafter are $120,243, $14,554, $13,292, $20,360, $28,513, and $105,669, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions:

The Company has noncontributory defined benefit pension plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company also provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The measurements for the pension and health benefits plans were performed at December 31.

The Company has adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in December 2006. In accordance with SFAS 158, the 2005 accounting and related disclosures were not adjusted by the adoption of the new standard. The table below summarizes the incremental effects of the adoption of SFAS No. 158 on the individual line items in the Consolidated Balance Sheet at December 31, 2006:

	Pre SFAS No. 158 Adoption	SFAS No. 158 Adjustment	Post SFAS No. 158 Adoption
Assets:
Other assets	$13,469	$(13,242)	$227
Deferred income taxes	3,232	11,804	15,036
Liabilities:
Other accrued liabilities	10,012	(5,460)	4,552
Long-term pension liability	64,868	15,739	80,607
Post retirment benefits other than pensions	17,584	17,609	35,193
Stockholders’ equity:
Accumulated other comprehensive income	22,483	29,326	51,809

Pension Benefits

The Company’s funding policy for pension plans outside of Germany is to contribute annually an amount that falls within the range determined to be deductible for income tax purposes. The net pension liabilities reflected in the accompanying consolidated balance sheets result principally from unfunded pension plans of the Company’s operations in Germany, where it is common practice to fund pension obligations at the time payments are made to retirees, and the unfunded portions of the U.S. and U.K. plans.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

Pension expense for 2006, 2005, and 2004 for these defined benefit plans consists of the following components:

	December 31,
	2006	2005	2004
Service cost	$5,576	$4,516	$4,250
Interest cost	11,265	10,559	9,945
Expected return on plan assets	(9,500)	(8,226)	(7,528)
Amortization of prior service cost	122	526	530
Amortization of net loss	3,095	2,362	1,476
Net periodic pension expense	$10,558	$9,737	$8,673

The Company incurred $1,551 of curtailment expense in 2006 related to the LaSalle Factory pension plan as a result of the decision to close the LaSalle plant. The curtailment expense is not included in the net periodic pension expense disclosed above.

The Company expects to incur $107 and $2,933 for amortization of prior service cost and amortization of net loss in 2007.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

The following table sets forth the plans’ funded status as of the respective balance sheet dates:

	December 31,
	2006	2005
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(208,909)	$(196,149)
Service cost	(5,576)	(4,516)
Interest cost	(11,265)	(10,559)
Plan participant contributions	(647)	(456)
Plan amendments	—	(238)
Actuarial loss	(6,843)	(16,217)
Benefit payments	9,352	8,696
Effect of exchange rate changes	(12,317)	10,530
Benefit obligation at December 31	$(236,205)	$(208,909)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	134,379	116,138
Actual return on plan assets	14,146	13,254
Employer contributions	6,115	15,963
Effect of exchange rate changes	6,340	(4,221)
Plan participant contributions	647	456
Benefit payments	(7,747)	(7,211)
Fair value of plan assets at December 31	153,880	134,379
Funded status at December 31	(82,325)	(74,530)
Unrecognized actuarial loss	—	46,233
Unrecognized prior service costs	—	1,511
Net amount recognized	$(82,325)	$(26,786)

Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2006	2005
Long-term pension liability, net (1)	$(80,380)	$(37,549)
Current pension liability	(1,945)	(5,049)
Intangible asset	—	1,665
Accumulated other comprehensive income	—	14,147
Net amount recognized	$(82,325)	$(26,786)

(1)          Includes plan assets of $227 and $12,041 in 2006 and 2005, respectively for the U.K. plan that is included in other assets.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

Amounts recognized in accumulated other comprehensive income as of:

	December 31,
	2006	2005
Actuarial loss	$48,052	$—
Prior Service Cost	1,183	—
Additional minimum pension liability	—	14,147
	$49,235	$14,147

Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2006	2005	2004
Discount Rates
United States	6.00%	5.75%	6.00%
Germany	4.50	4.50	4.75
United Kingdom	5.00	4.66	5.25
Rates of increase in compensation levels
United States	3.50	3.50	3.50
Germany	2.00	2.00	2.50
United Kingdom	4.20	3.90	4.00
Expected long-term rate of return on assets
United States	8.50	8.50	8.50
United Kingdom	5.88	5.86	6.20

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

The weighted average asset allocations by asset category for the U.S. and U.K. pension plans at December 31 are as follows:

	U.S. Plan		U.K. Plan
	2006	2005	2006	2005
Equity securities	66%	62%	50%	48%
Debt securities	31	35	32	34
Other	3	3	18	18
Total	100%	100%	100%	100%

During December 2005 the Company contributed approximately $8,600 to the U.K. Plan funds, which is being held in a high-interest cash deposit account pending a review of long-term investment strategy.

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

The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2006, 2005, and 2004, were as follows:

	2006	2005	2004
Service cost	$595	$553	$621
Interest cost	2,016	1,876	1,753
Net deferral and amortization	762	693	543
Postretirement benefit expense	$3,373	$3,122	$2,917

The Company expects to incur $923 for net deferral and amortization in 2007.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2006	2005
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(34,219)	$(29,502)
Service cost	(595)	(553)
Interest cost	(2,016)	(1,876)
Actuarial loss	(3,615)	(4,494)
Benefit payments	2,648	2,206
Accumulated postretirement benefit liability at December 31	(37,797)	(34,219)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	2,648	2,206
Benefit payments	(2,648)	(2,206)
Fair value of plan assets at December 31	—	—
Funded status	(37,797)	(34,219)
Unrecognized actuarial loss	—	14,758
Postretirement benefit obligation	(37,797)	(19,461)
Less current portion	2,604	—
Postretirement benefit obligation, long-term	$(35,193)	$(19,461)

At December 31, 2006 there is $17,610 of actuarial loss recognized in accumulated other comprehensive income.

The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 10.0% for 2007 and is assumed to decrease ratably in 2008 through 2012 and remain level at 4.5% thereafter.

U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, and retiring after age 65 with ten years of service, will be eligible 65 for a Medicare reimbursement allowance based on years of service.

A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2006, by $2,418, and increased or decreased postretirement benefit expense for 2006 by $209. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 6.0%, 5.75%, and 6.0%, for 2006, 2005, and 2004, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions:  (Continued)

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pensions	Health Care	Health Care subsidy receipts (1)
2007	$7,409	$2,681	$78
2008	8,086	2,945	98
2009	8,821	3,223	118
2010	9,649	3,497	141
2011	10,400	3,853	154
2012-2016	64,919	20,926	1,210

(1)          See discussion of Medicare subsidy provided by the Medicare Prescription Drug Improvement and Modernization Act of 2003 in Note 1.

The Company plans to contribute approximately $6,100 to the Company pension and health benefit plans in 2007.

The Company also maintains two defined contribution plans, the Sauer-Danfoss Employees’ Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan, for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $2,500, $2,200 and $1,900 to these plans in 2006, 2005 and 2004, respectively.

(9) Income Taxes:

The Company’s income (loss) before income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004
United States	$6,519	$5,790	$(4,973)
European and other	64,501	43,917	53,894
Total	$71,020	$49,707	$48,921

The Company’s primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

The expense for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2006	2005	2004
Current
United States
Federal	$585	$(414)	$2,411
State	(446)	357	(100)
European and other	(23,373)	(23,722)	(21,294)
Total Current	(23,234)	(23,779)	(18,983)
Deferred
United States
Federal	3,070	7,594	3,130
State	1,165	252	(563)
European and other	1,727	4,941	681
Total Deferred	5,962	12,787	3,248
Total income tax expense	$(17,272)	$(10,992)	$(15,735)

A reconciliation of tax expense calculated using the U.S. statutory tax rate and recorded income tax expense based on the Company’s income before income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004
Tax expense based on U.S. statutory tax rate	$(24,857)	$(17,398)	$(17,124)
Deferred tax benefit not previously recognized	5,660	4,355	—
Reduction of income tax accrued liability	—	—	2,600
Statutory tax rate change	—	1,072	—
Tax holiday in China	—	539	251
Tax on Dividend repatriation under AJCA	—	(829)	—
European and Asian locations’ losses not tax benefit	(1,199)	(627)	(1,435)
Taxes on non-U.S. locations’ income at rates which differ from the U.S. rate	4,385	2,690	3,806
State income taxes	467	396	(431)
Tax effect of minority interest	(1,752)	(914)	(900)
Other	24	(276)	(2,502)
Total income tax expense	$(17,272)	$(10,992)	$(15,735)

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

The components of the Company’s net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$27,414	$—	$26,122	$—
Deferred compensation, post-retirement medical and accrued pension benefits	35,415	—	20,996	(953)
Fixed asset basis differences	6,230	(27,477)	7,250	(30,688)
Inventory and warranty accruals	6,660	(1,577)	10,177	(1,958)
Intangible asset fair market value step-up	6,199	(1,194)	10,748	(10,909)
Other items	9,879	(2,944)	11,658	(4,060)
Gross deferred tax assets/liabilities	91,797	(33,192)	86,951	(48,568)
Valuation allowance	(15,440)	—	(30,808)	—
Net deferred tax assets/liabilities	76,357	(33,192)	56,143	(48,568)
Less current portion	(18,140)	2,602	(13,272)	4,291
Net deferred tax assets/liabilities, long-term	$58,217	$(30,590)	$42,871	$(44,277)

In 2006 the company determined that unrecognized tax benefit of tax credits would be realized in the U.S. As a result $5,660 in valuation allowance was reversed and tax expense was reduced. Also in 2006 the company determined that most of the US NOL carryforward will offset future taxable income. This resulted in a decrease to the valuation allowance of $16,533 and a corresponding decrease to goodwill. This NOL was acquired in 2000 related to the merger with Danfoss Fluid Power and is subject to annual limits under IRC section 382. The remaining valuation allowance relates primarily to German deferred tax assets in excess of the German NOL-National noted below and an NOL in the U.K. which management has determined is not likely to be recognized in the future. To the extent the unrecognized tax benefit is recognized in the future, the tax benefit will reduce tax expense.

As of December 31, 2006 and 2005, the Company had not provided U.S. federal income taxes on $149,143, and $122,934 of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

The Company had the following tax return carryforwards available to offset future years’ taxable income at December 31, 2006:

	Amount	Expiration Dates
German NOL — National	$56,955	None
German NOL — Local	5,979	None
U.S. NOL	24,469	2010-2019
U.K. NOL	8,368	None
Other non-U.S. NOL	1,516	Various
State NOL	17,884	Various
Foreign tax credits (available to offset U.S. taxes)	10,858	2011-2015
State tax credits	2,577	Various
US general business tax credits	1,908	2022-2026

The German NOLs reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company’s primary German operations as a flow-through entity for U.S. tax purposes. Accordingly, no net deferred tax asset has been established for the German NOL carryforwards.

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment including invoicing of costs to non-U.S. locations related to the common business system and discontinuance of LIFO method of valuing inventory for a total of $16,600. Based on these factors, management believes it is more likely than not that the Company will realize benefits of the net deferred tax assets as of December 31, 2006.

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

(10) Minority Interests:

Minority interests in net assets and income reflected in the accompanying consolidated financial statements consists of:

a)               A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership, for 2006, 2005, and 2004.

b)              A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture for 2006, 2005, and 2004.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

c)               A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation, for 2006, 2005, and 2004.

(10) Minority Interests: (Continued)

d)              A 49.9% minority interest held by Topcon Laser Systems in TSD Integrated Controls LLC, a U.S. limited partnership, for 2006, 2005, and 2004.

e)               A 55% minority interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation, for 2006, 2005 and 2004.

f)                 A 15% minority interest held by Mr. Mose Natale Arduini in Comatrol S.p.A., an Italian corporation, through April 30, 2004.

The following table sets forth the components of minority interest in the consolidated balance sheets:

	December 31,
	2006	2005
Hydro-Gear Limited Partnership	$29,938	$33,586
Sauer Shanghai Hydraulic Transmission Co., Ltd	5,552	4,357
Sauer-Danfoss-Daikin, Ltd	9,725	7,765
TSD Integrated Controls LLC	1,834	847
Daikin-Sauer-Danfoss Manufacturing, Ltd.	6,399	4,885
Total	$53,448	$51,440

The Hydro-Gear Limited Partnership agreement indicates a termination date of December 31, 2035. This entity is consolidated in the Company’s financial statements. The agreement indicates that if the partnership were to terminate the partnership would be liquidated and the resulting proceeds would be distributed in accordance with each partner’s ownership percentage.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(11) Accumulated Other Comprehensive Income:

The changes in accumulated other comprehensive income for the years ended December 31, 2004, 2005, and 2006 follows:

	Currency Translation	Pension / Postretirement Benefit Adjustment		Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2004	$41,299	$(3,990)		$67	$37,376
Change in period	32,527	(9,331)		(674)	22,522
Effect of exchange rate changes	—	(127)		—	(127)
Income tax benefit	—	1,803		136	1,939
Balance as of December 31, 2004	73,826	(11,645)		(471)	61,710
Change in period	(34,584)	88		301	(34,195)
Effect of exchange rate changes	—	699		—	699
Income tax expense	—	(695	)(1)	(109)	(804)
Balance as of December 31, 2005	39,242	(11,553)		(279)	27,410
Change in period	38,089	(51,800)		1,145	(12,566)
Effect of exchange rate changes	—	(817)		—	(817)
Income tax benefit (expense)	—	12,361		(298)	12,063
Balance as of December 31, 2006	$77,331	$(51,809)		$568	$26,090

(1)          Represents tax effect on German pension amounts, not previously tax-effected related to net operating loss carryforwards.

(12) Derivative Financial Instruments:

The Company recognizes all derivative financial instruments, including foreign exchange contracts and interest rate swaps, in the consolidated financial statements at fair value in accordance with SFAS No. 133.

In 2005 the Company began to enter into forward contracts to hedge the value of the U.S. dollar cash flow at locations that do not have the U.S. dollar as their functional currency but conduct certain transactions in U.S. dollars. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars through the cash settlement date. The Company enters forward contracts that mature from two to eighteen months after the contract date.

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

Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. Any portion of the hedge that is deemed ineffective due to the absolute value of

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(12) Derivative Financial Instruments: (Continued)

the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of income. There was no hedge ineffectiveness in 2006 or 2005.

During the year ended December 31, 2006 the Company recognized an increase in net sales of $483 due to the effects of hedge accounting for forward contracts. In addition, the Company recognized additional other expense of $327 as a result of the forward contracts.

At December 31, 2006 the Company expects to reclassify $643 of gains, net of tax, on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual fulfillment of forecasted transactions.

Interest rate swaps, which are designated as cash flow hedges, are used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2006 and 2005, the Company had three interest rate swaps outstanding that mature at various dates through March 2009. The combined notional amount of the three contracts was 4,686 and 6,769 euros at December 31, 2006 and 2005, respectively. There is no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives of $74 and $221, net of deferred taxes, were recorded in accumulated other comprehensive income at December 31, 2006 and 2005, respectively.

(13) Long-Term Incentive Plan:

The Company’s 1998 Long-Term Incentive Plan (1998 Incentive Plan) provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares, and other incentive awards to officers and key employees. The total number of shares of common stock that may be subject to awards or be issued under the 1998 Incentive Plan shall not exceed 2,400,000 shares, of which no more than 1,200,000 shares may be issued as restricted stock. The settlement of performance units is in shares of company stock or cash as determined by the Compensation Committee of the Board of Directors. The performance units entitle the participants to receive an amount equal to the Company’s dividends during the vesting period.

In December 2005 the Board of Directors approved the adoption of the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), which was approved by the stockholders at the annual meeting in June 2006. The 2006 Incentive Plan provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment. The total number of shares of common stock that may be issued under the 2006 Incentive Plan shall not exceed 3,500,000 shares. In February 2006 the Compensation Committee granted 346,013 performance units under the 2006 Incentive Plan, 260,862 of which would be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 85,151 performance units granted to certain individuals that would be settled as cash. The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

The following chart summarizes performance unit activity under the Plan for the year ended December 31, 2006:

	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	948,029	$18.42	2.8
Units settled	(257,164)	16.98	2.0
Units granted	260,862	25.93	3.0
Units forefeited	(17,033)	21.74	3.0
Units Outstanding at December 31	934,694	20.85	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	—	—	—
Units granted	85,151	$32.25	3.0
Units Outstanding at December 31	85,151	$32.25	3.0

The Compensation Committee sets performance goals for each performance unit grant and depending on the extent to which these goals are met will determine the number of performance units that will be paid out to the participants. Based on performance results for 2004 through 2006 the performance units granted in 2004 are expected to be settled at 190% or the equivalent of approximately 700,000 shares.

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

In February 2004 the Board of Directors approved granting approximately 323,000 performance units under the 1998 Incentive Plan to replace all performance units and stock options previously granted, as the original targets established for those grants were no longer deemed reasonable due to unforeseen economic conditions. In addition, on that date, the Board of Directors approved granting approximately 385,000 additional performance units under the 1998 Incentive Plan. In 2004 compensation cost related to the units to be distributed in company stock and in cash had been recognized based on the fair value of the equity instruments at the performance unit grant date and fair value at December 31, 2004, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant or modification, with an offsetting increase in additional paid-in capital. The expense related to the performance units granted under the 2006 Incentive Plan was based on the market price of the Company’s stock as of June 1, 2006, the time the 2006 Incentive Plan was approved by the Company’s stockholders. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date. Compensation expense recognized in selling, general, and administrative expenses in conjunction with the performance units outstanding was $6,827, $9,499, and $10,458 in 2006, 2005, and 2004, respectively. The tax benefits recognized related to this expense was $2,468, $3,506, and $4,125 in 2006, 2005, and 2004, respectively. The Company expects to recognize approximately $10,800 of additional expense through 2008 related to the outstanding performance units under these two plans.

The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250,000 shares.

Under the Non-employee Director Stock Option and Restricted Stock Plan the Company awarded, 13,500 shares of restricted stock to non-employee directors in 2006, 2005, and 2004. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. Prior to the adoption of SFAS No. 123R, unearned compensation related to the restricted stock was shown as a reduction of stockholders’ equity. The Company adopted SFAS No. 123R using a modified prospective application which requires that any unearned compensation related to awards prior to the adoption of SFAS No. 123R be eliminated against the appropriate equity account on the consolidated balance sheet. Compensation expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the vesting period of the grants. Compensation expense recognized in conjunction with the restricted stock outstanding in 2006, 2005, and 2004 amounted to $243, $184, and $128, respectively.

(14) Related Party Transactions:

In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2006, 2005, and 2004 was approximately $63,400, $52,900, and $51,800, respectively. At December 31, 2006 and 2005 approximately $10,700 and $8,000 owed to Danfoss A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2006, during the years ending 2007 though 2011 and 2012 and thereafter, are $7,583, $7,582, $7,580, $7,588, $7,597, and $17,029, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(14) Related Party Transactions: (Continued)

The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a minority interest owner in an entity included in the Company’s consolidated financial statements. Purchases were approximately $3,200, $3,300, and, $2,600 in 2006, 2005, and 2004, respectively.

In addition, the Company sold product totaling approximately $4,600, $5,400 and $6,000 in 2006, 2005, and 2004, respectively, to Daikin Industries Ltd. (Daikin), a minority interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2006, 2005, and 2004 were approximately $5,900, $6,600 and $6,900, respectively.

The Company had advertising expense of $150 in 2004 to sponsor a competitive sailing yacht owned by a director of the Company. In 2005 the Company also contributed $350 to a science park principally sponsored by a shareholder of Danfoss A/S. In addition, the Company had sales to Faun Umwelttechnik GmbH & Co., a company owned by a director, of $1,200, $900 and $800 in 2006, 2005 and 2004, respectively.

(15) Commitments, Contingencies, and Guarantees:

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2006, 2005, and, 2004 was $18,490, $16,429, and $17,678, respectively. Rent is expensed on a straight-line basis over the term of the leases.

Minimum future rental commitments under all noncancelable operating leases as of December 31, 2006, during the years ending 2007 through 2011 and for 2012 and thereafter, are $10,956, $8,819, $6,730, $3,517, $1,496, and $22,871, respectively.

The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2006, during the years ending 2007 through 2011 and for 2012 and thereafter, are $1,131, $1,139, $1,129, $999, $876, and $13,802, respectively.

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(16) Quarterly Financial Data (Unaudited):

Summarized quarterly data is set forth in the following table:

	Quarter
	First	Second	Third	Fourth	Total
2006
Net sales	$483,959	$469,856	$381,895	$403,378	$1,739,088
Gross profit	115,972	118,475	82,500	79,817	396,764
Net income (loss)	25,221	23,510	7,078	(2,061)	53,748
Basic net income (loss) per common share (1)	$0.54	$0.49	$0.15	$(0.04)	$1.13
Diluted net income (loss) per common share (1)	$0.54	$0.49	$0.15	$(0.04)	$1.11
2005
Net sales	$422,585	$438,096	$342,032	$345,103	$1,547,816
Gross profit	98,988	109,376	76,205	73,177	357,746
Net income	10,810	19,562	4,292	4,051	38,715
Basic net income per common share	$0.23	$0.41	$0.09	$0.09	$0.82
Diluted net income per common share	$0.23	$0.41	$0.09	$0.08	$0.81
2004
Net sales	$361,054	$379,117	$324,729	$339,259	$1,404,159
Gross profit	87,677	106,187	77,811	74,409	346,084
Net income (loss)	11,023	21,607	7,744	(7,188)	33,186
Basic and diluted net income (loss) per common share	$0.23	$0.46	$0.16	$(0.15)	$0.70

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
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(17) Segment and Geographic Information: (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and equity in net earnings of affiliates. The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2006, 2005, and 2004, respectively:

	Propel	Work Function	Controls	Global Services	Total
2006
Trade sales	$839,306	$471,379	$428,403	$—	$1,739,088
Segment income (loss)	111,762	16,509	42,680	(60,553)	110,398
Interest expense					(18,415)
Interest income					654
Minority interest					(21,617)
Income before income taxes					71,020
Depreciation and amortization	42,822	29,190	18,399	5,254	95,665
Total assets	405,847	335,843	242,724	324,741	1,309,155
Capital expenditures	42,934	39,050	29,393	4,867	116,244
2005
Trade sales	$751,134	$430,668	$366,014	$—	$1,547,816
Segment income (loss)	106,376	6,345	31,436	(60,140)	84,017
Interest expense					(17,540)
Interest income					1,887
Minority interest					(18,657)
Income before income taxes					49,707
Depreciation and amortization	38,636	27,408	17,190	5,088	88,322
Total assets	397,950	321,738	256,958	194,267	1,170,913
Capital expenditures	39,285	33,043	19,454	3,465	95,247
2004
Trade sales	$656,482	$412,046	$335,631	$—	$1,404,159
Segment income (loss)	89,992	20,840	24,680	(47,654)	87,858
Interest expense					(18,403)
Interest income					988
Minority interest					(21,522)
Income before income taxes					48,921
Depreciation and amortization	34,564	24,466	14,789	8,544	82,363
Total assets	417,684	340,272	269,378	184,247	1,211,581
Capital expenditures	28,156	21,838	14,122	15,141	79,257

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

(17) Segment and Geographic Information: (Continued)

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)			Long-Lived Assets (2)
	2006	2005	2004	2006	2005
United States	$734,844	$679,849	$598,007	$181,242	$174,201
Germany	166,756	145,521	134,513	64,743	56,687
Italy	118,334	100,641	100,072	31,892	28,222
Denmark (3)	19,362	22,747	22,187	192,271	188,109
Other countries	699,792	599,058	549,380	175,485	168,603
Total	$1,739,088	$1,547,816	$1,404,159	$645,633	$615,822

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Independent Oversight

All of our directors are skilled business leaders. The members of the Board and each committee have express authority to retain outside advisors. The Board and each committee perform annual self-evaluations in order to assess their performance and to ensure that the Board and committee structure is providing effective oversight of corporate management.

Our Audit Committee is composed entirely of independent outside directors. The Committee meets periodically with management, the internal auditors, and the independent auditors, both separately and jointly, to discuss internal accounting controls and the quality of financial reporting. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their audits and their opinions on the adequacy of internal controls and the quality of financial reporting. The Audit Committee has the direct responsibility for the appointment of the independent registered accounting firm to be retained for the coming year, subject to stockholder approval.

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

Code of Legal and Ethical Business Conduct

The Sauer-Danfoss Code of Legal and Ethical Business Conduct is based not just solely on what we have a right to do, but even more importantly, on what is the right thing to do. Annually, we reiterate the vital importance of our Code of Legal and Ethical Business Conduct by requiring employees in key functional areas to certify their compliance with the standards of the Code.

David J. Anderson	Karl J. Schmidt
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders of Sauer-Danfoss Inc.:

We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, on December 31, 2006.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007, expressed an unqualified opinion on management’s assessment of, and effective operations of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Sauer-Danfoss Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Sauer-Danfoss Inc. (a Delaware corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sauer-Danfoss Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
March 12, 2007

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2005, and 2006
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2004
Allowance for doubtful accounts	$4,144	411	(147)	263	$4,671
For the year ended December 31, 2005
Allowance for doubtful accounts	$4,671	1,178	(349)	(600)	$4,900
For the year ended December 31, 2006
Allowance for doubtful accounts	$4,900	1,140	(613)	278	$5,705

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders of Sauer-Danfoss Inc.:

Under date of March 12, 2007, we reported on the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15.(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the 2006, 2005, and 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated March 12, 2007, notes that the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007, expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
March 12, 2007