Form 10-Q
period 2007-03-31
SAUER DANFOSS INC
filed 2007-05-04
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14097

SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

250 Parkway Drive, Suite 270, Lincolnshire, Illinois	60069
Krokamp 35, Neumunster, Germany	24539
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (515) 239-6000

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

Yes  ☐    No  ☒

As of May 7, 2007, 48,125,961 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$523,132	$483,959
Cost of sales	398,547	367,987
Gross profit	124,585	115,972

Selling, general and administrative	61,852	53,783
Research and development	16,850	14,534
Impairment charges and net loss on disposal of fixed assets	252	1,881
Loss on sale of business	6,230	—
Total operating expenses	85,184	70,198
Operating income	39,401	45,774

Nonoperating Expenses:
Interest expense, net	(5,356)	(4,584)
Other, net	(1,112)	(1,161)
Nonoperating expenses, net	(6,468)	(5,745)
Income Before Income Taxes and Minority Interest	32,933	40,029
Minority Interest	(8,384)	(8,118)
Income Before Income Taxes	24,549	31,911
Income Tax Expense	(9,180)	(6,337)
Net Income	$15,369	$25,574
Net income per common share, basic	$0.32	$0.54
Net income per common share, diluted	$0.32	$0.54
Weighted average basic shares outstanding	48,085,461	47,692,279
Weighted average diluted shares outstanding	48,269,277	47,796,162

Dividends declared per common share	$0.18	$0.14

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$34,596	$29,112
Accounts receivable, less allowances of $6,140 and $5,705 at March 31, 2007 and December 31, 2006, respectively	339,936	259,976
Inventories	274,819	272,286
Other current assets	48,122	43,931
Total current assets	697,473	605,305

Property, Plant and Equipment, net of accumulated depreciation of $797,383 and $784,661 at March 31, 2007 and December 31, 2006, respectively	510,019	503,977

Other Assets:
Goodwill	109,488	108,811
Other intangible assets, net	26,603	27,160
Deferred income taxes	57,873	58,217
Other	5,338	5,685
Total other assets	199,302	199,873
	$1,406,794	$1,309,155
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$41,992	$46,952
Long-term debt due within one year	164,970	120,243
Accounts payable	160,392	142,234
Accrued salaries and wages	63,816	56,923
Accrued warranty	17,452	17,022
Other accrued liabilities	66,097	54,588
Total current liabilities	514,719	437,962

Long-Term Debt	186,734	182,388

Other Liabilities:
Long-term pension liability	82,893	80,607
Postretirement benefits other than pensions	35,114	35,193
Deferred income taxes	30,582	30,590
Other	23,841	22,976
Total other liabilities	172,430	169,366

Minority Interest in Net Assets of Consolidated Companies	59,595	53,448

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2007 and 2006; issued and outstanding 48,125,961 in 2007 and 47,746,279 in 2006	481	477
Additional paid-in capital	329,785	336,146
Retained earnings	109,985	103,278
Accumulated other comprehensive income	33,065	26,090
Total stockholders’ equity	473,316	465,991
	$1,406,794	$1,309,155

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Aditional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2006	47,746,279	$477	$336,146	$103,278	$26,090	$465,991
Period Ended March 31, 2007
(Unaudited)
Comprehensive income:
Net income	—	—	—	15,369	—
Unrealized gains on hedging activities	—	—	—	—	73
Currency Translation	—	—	—	—	6,902
Total comprehensive income	—	—	—	—	—	22,344
Performance units vested	379,682	4	(4)	—	—	—
Minimum tax withholding net settlement	—	—	(8,967)	—	—	(8,967)
Restricted stock and performance unit compensation	—	—	2,610	—	—	2,610
Cash dividends declared ($.18 per share)	—	—	—	(8,662)	—	(8,662)
Ending Balance	48,125,961	$481	$329,785	$109,985	$33,065	$473,316

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$15,369	$25,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,530	22,001
Minority interest	8,384	8,118
Restricted stock and performance unit compensation	2,610	2,244
Impairment charge and loss on disposal of fixed assets	252	1,881
Loss on sale of business	6,230	—
Change in deferred income taxes	101	(686)
(Increase) decrease in operating assets and liabilities -
Accounts receivable, net	(74,228)	(75,153)
Inventories	770	20,363
Accounts payable	14,335	4,364
Accrued liabilities	5,401	12,511
Other	(1,637)	4,191
Net cash provided by operating activities	2,117	25,408

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(24,876)	(16,883)
Proceeds from sales of property, plant and equipment	542	406
Net cash used in investing activities	(24,334)	(16,477)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(10,186)	16,349
Net borrowings (repayments) on revolving credit facility	43,721	(9,955)
Repayments of long-term debt	(1,068)	(1,062)
Borrowings of long-term debt	3,869	935
Cash dividends	(7,639)	(5,700)
Distribution to minority interest partners	(2,613)	(2,028)
Net cash provided by (used in) financing activities	26,084	(1,461)

Effect of Exchange Rate Changes on Cash	1,617	(4,445)

Cash and Cash Equivalents:
Net increase during the year	5,484	3,025
Beginning balance	29,112	14,194
Ending balance	$34,596	$17,219

Supplemental Cash Flow Disclosures:
Interest paid	$5,324	$4,802
Income taxes paid	$5,449	$7,505

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies -

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2007.

Use of Estimates —

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Principles —

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007 with no impact on the consolidated financial statements. As of the adoption date, the tax years subject to review in the U.S., Denmark, and Germany were the years after 2001, 2002, and 2003, respectively. The Company recognizes interest related to taxes as interest income or expense. No penalties have been accrued.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. The Company adopted EITF Issue No. 06-3 in the first quarter of 2007. Taxes collected from customers and remitted to governmental authorities are presented net in the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for first fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a significant impact on the consolidated financial statements.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods ended March 31, 2007 and 2006:

	March 31, 2007			March 31, 2006
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income	$15,369	48,085,461	$0.32	$25,574	47,692,279	$0.54
Effect of dilutive securities:
Restricted stock	—	30,230	—	—	27,532	—
Performance units	—	153,586	—	—	76,351	—
Diluted net income	$15,369	48,269,277	$0.32	$25,574	47,796,162	$0.54

3)            Restructuring Charges -

In March 2006, the Company announced its plans to close the LaSalle, Illinois, plant, and discontinue production of certain product lines manufactured in Swindon, England. Certain products manufactured in LaSalle were outsourced to reduce costs and increase efficiencies. The total cost of the restructuring activities at LaSalle and Swindon are expected to be approximately $9,700 and $4,800, respectively. Costs related to the LaSalle plant closing are included in the Propel segment and are substantially complete at the end of the first quarter 2007.  Cumulative costs incurred for the project are approximately $9,300.  Costs related to the Swindon product line discontinuance are included in the Work Function segment and are anticipated to be completed by the end of the second quarter 2007.  Cumulative costs incurred for the Swindon project are approximately $4,100.

In April 2007 the Company sold the direct current (DC) electric motors business as discussed in Note 10.  The $6,230 loss on sale of business is not included in the restructuring numbers below.  In preparation for this disposition the Company incurred costs to transfer all DC production lines to one location.  These costs are included in Controls segment.  The Propel and Controls segments have also incurred costs related to smaller restructuring activities to relocate production lines.

The following table summarizes the restructuring charges incurred for the three months ended March 31, 2007 and 2006:

	March 31, 2007
	Propel	Work Function	Controls	Total
Employee termination costs	$—	$610	$600	$1,210
Employee training costs	894	—	819	1,713
Property and equipment impairment and loss on disposal	6	—	13	19
Equipment moving cost	848	—	724	1,572
Other	21	—	1,155	1,176
Total	$1,769	$610	$3,311	$5,690

	March 31, 2006
	Propel	Work Function	Controls	Total
Employee termination costs	$1,283	$251	$—	$1,534
Property and equipment impairment and loss on disposal	—	1,547	108	1,655
Accelerated depreciation due to change in useful lives	326	—	—	326
Pension curtailment	1,551	—	—	1,551
Total	$3,160	$1,798	$108	$5,066

Costs incurred during the three months ended March 31, 2007 consist of $4,885, $786, and $19 included in cost of sales,  selling, general and administrative expenses and impairment charges and loss on disposal of fixed assets, respectively.  The cost of restructuring for the three months ended March 31, 2006 consisted of $3,338, $73, and $1,655 included in cost of sales, selling, general and administrative expenses, and impairment charges and loss on disposal of fixed assets, respectively. In 2006 the amount for pension curtailment is the recognition of unamortized prior service costs related to the LaSalle pension plan.

Other than the accrual of employee termination costs, the restructuring charges are expensed as incurred.  The following table summarizes the activity in the restructuring accrued liability during the three months ended March 31, 2007.

Balance at beginning of year	$3,115
Charges to expense	1,210
Severence payments made	(284)
Balance at end of period	$4,041

The majority of the accrued liabilities are expected to be paid in 2007 with the remainder paid in 2008.

4)            Inventories-

The composition of inventories is as follows:

	March 31, 2007	December 31, 2006
Raw materials	$121,084	$116,122
Work in progress	57,568	56,274
Finished goods and parts	113,977	117,104
LIFO allowance	(17,810)	(17,214)
Total	$274,819	$272,286

5)            Assets Held for Sale -

In 2003 the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold. This property is classified in other current assets with a carrying value of approximately $3,600 at December 31, 2006 in the Work Function segment on the consolidated balance sheets as it is held for sale. An additional impairment charge of $100 was recognized in the first quarter of 2007 due to the expected sale of  the property for $3,500, which closed in April of 2007.

In connection with the restructuring activity discussed in Note 3 the Company intends to sell the land and building at the LaSalle, Illinois location. The Company reclassified the land and building as property held for sale in the first quarter of 2007. The property has a carrying value of $1,500 and is reported in the Propel segment.

6)            Accrued Warranty Costs -

The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records warranty liabilities for the estimated costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded.  In addition, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective product with a specific customer, which are known as field recalls.  Due to the infrequent nature of field recalls the Company can not estimate these costs at the time the products are sold and therefore records an accrual at the time the information becomes available to the Company.  The following table presents the changes in the Company’s accrued warranty liability:

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$17,022	$17,047
Payments	(2,749)	(4,071)
Accruals for warranties	3,047	4,119
Currency impact	132	94
Balance, end of period	$17,452	$17,189

7)            Long-Term Incentive Plans -

Under the 1998 Long-Term Incentive Plan (1998 Incentive Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees. In December 2005, the Board of Directors approved the adoption of the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), which was approved by the stockholders at the annual meeting in June 2006.  The 2006 Incentive Plan provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment.  Refer to Note 13 in the Notes to Consolidated Financial Statements in the Company’s 2006 annual report filed on Form 10-K for additional information.

In March 2007 the Compensation Committee granted 259,975 performance units under the 2006 Incentive Plan, 200,427 of which will be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 59,548 performance units granted to certain individuals that would be settled in cash.  The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method. The expense related to the performance units granted in 2007 and to be settled in Company stock was based on the market price of the Company’s stock as of  March 20, 2007, the date the award was approved by the Company’s Board of Directors. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date.  The Company recognized $2,981 of expense during the three month period ended March 31, 2007 related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized a tax benefit of approximately $1,000 related to this expense during the three month period ended March 31, 2007. The Company expects to recognize approximately $16,100 of additional expense through 2009 related to the outstanding performance units under these plans.

The following charts summarize performance unit activity under the plans for the three months ended March 31, 2007:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	934,694	$20.85	3.0
Units settled	(368,288)	16.98	3.0
Units granted	200,427	31.23	3.0
Units forfeited	(4,142)	24.56	3.0
Units Outstanding at March 31	762,691	$25.43	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	85,151	$30.10	3.0
Units granted	59,548	30.10	3.0
Units Outstanding at March 31	144,699	$30.10	3.0

8)            Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three months ended March 31, 2007 and 2006 for the defined benefit plans consists of the following components:

	Three months ended March 31,
	2007	2006
Service cost	$1,373	$1,059
Interest cost	2,961	2,361
Expected return on plan assets	(2,436)	(1,828)
Amortization of prior service cost (1)	170	1,661
Amortization of net loss	665	544
Net periodic pension expense	$2,733	$3,797

(1)  The 2006 amount includes $1,551 for the write-off of unamortized prior service costs related to the LaSalle pension plan. The write-off is part of the restructuring activities discussed in Note 3.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
Service cost(1)	$62	$141
Interest cost	529	470
Net deferral and amortization	209	173
Postretirement benefit expense	$800	$784

(1)  Service cost decreased in 2007 due to the closure of the LaSalle, Illinois plant in December 2006.  The Company is no longer incurring service cost related to these employees, however interest and amortization costs will continue until all benefits have been paid out of the plan.

9)            Income Taxes -

The Company reversed $1,142 and $4,172 of valuation allowance on deferred tax assets during the three month periods ended March 31, 2007 and 2006, respectively.

10)          Sale of Business -

In the first quarter of 2007, the Company sold the DC motors business. The sale resulted in a loss of $6,230 including transaction costs. The loss is reported in the Controls segment and a majority of the balance is accrued in other accrued liabilities on the balance sheet. The sale agreement was signed as of March 21, 2007; however, the transaction did not close until April 4, 2007.

11)          Segment and Geographic Information -

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

The following table presents the significant items by operating segment for the results of operations for the three month periods ended March 31, 2007 and 2006.

	Propel	Work Function	Controls	Global Services	Total
March 31, 2007
Trade sales	$256,970	$138,373	$127,789	$—	$523,132
Segment income (loss)	45,673	2,479	5,002	(14,865)	38,289
Interest expense, net					(5,356)
Minority interest					(8,384)
Income before income taxes					24,549
Depreciation and amortization	10,626	7,891	4,672	1,341	24,530
Capital expenditures	7,990	9,426	6,400	1,060	24,876
March 31, 2006
Trade sales	$251,944	$124,939	$107,076	$—	$483,959
Segment income (loss)	40,250	5,684	14,322	(15,643)	44,613
Interest expense, net					(4,584)
Minority interest					(8,118)
Income before income taxes					31,911
Depreciation and amortization	10,433	6,209	4,184	1,175	22,001
Capital expenditures	6,386	6,943	3,347	207	16,883

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets (2)
	Three months ended March 31,		March 31,
	2007	2006	2007	2006
United States	$217,943	$227,992	$179,378	$171,906
Germany	54,274	44,781	64,924	56,578
Italy	37,405	30,660	32,404	28,452
Denmark (3)	7,582	4,979	195,379	189,932
Other countries	205,928	175,547	179,363	165,483
Total	$523,132	$483,959	$651,448	$612,351

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors.  It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. remains unstable due to the uncertainty surrounding continued job creation, interest rates, crude oil prices, and the U.S. government’s stance on the weaker dollar, the economic situation in Europe has been improving in recent months. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. The foregoing risks and uncertainties are further described in Item1A (Risk Factors) in the Company’s latest annual report on Form 10-K filed with the SEC, which should be reviewed in considering the forward-looking statements contained in this quarterly report.

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

Executive Summary — Three months ended March 31, 2007

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company’s first quarter 2007 and 2006 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended March 31, 2006	Currency Fluctuations	Underlying increase (decrease)	Three months ended March 31, 2007
Net sales	$484.0	$22.6	$16.5	$523.1
Gross profit	116.0	6.8	1.8	124.6
% of Sales	24.0%			23.8%

Selling, general and administrative	55.7	2.9	3.5	62.1
Loss on sale of business	—	—	6.2	6.2
Research & development	14.5	0.8	1.6	16.9
Total operating costs	70.2	3.7	11.3	85.2
Operating income	$45.8	$3.1	$(9.5)	$39.4
% of Sales	9.5%			7.5%

Net sales for the first quarter 2007 increased 3 percent over first quarter 2006, excluding the effects of currency.  Sales were particularly strong in the European markets, which helped to offset a slowdown in the U.S. markets.  The Controls  segment experienced the strongest growth in sales with a 13 percent increase excluding the impacts of currency.  This was followed by the Work Function segment with a 4 percent increase, while in the Propel segment sales remained nearly level with 2006.

There were several factors contributing to the decrease in operating income, excluding the effects of currency.  Operational issues during the quarter contributed an additional $5.0 million of costs.  These costs related to work stoppages in Denmark due to contract negotiations, expediting and overtime costs to meet increased demand for alternating current (AC) electric motors while restructuring this product line, and continued investment in a major lean project in Denmark.  Also contributing to the decreased operating income was a $3.5 million increase in selling, general, and administrative costs excluding the effects of currency.  This increase is primarily attributed to $0.8 million costs related to the start-up of a European financial shared services center, as well as increasing headcount, particularly for sales and marketing functions.  These increases were offset by decreases in restructuring charges in selling, general, and administrative costs of $0.9 million.  Research and development costs also increased $1.6 million excluding the impacts of currency.  These increases were primarily driven by increasing headcount and ongoing product developments in the Controls segment.

The Company incurred a loss of $6.2 million related to the sale of the direct current (DC) electric motor business located in Berching, Germany during the three months ended March 31, 2007.  The DC electric motor business was sold as part of the Company’s plan to divest of product lines that do not fit the Company’s long-term strategic direction.  The sale will allow the Company to concentrate on growing the AC electric motor business.

During the first quarter of 2006 the Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of certain product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the Propel and Controls segments.  During the first quarter of 2007 the company entered an agreement to sell the DC electric motors business and incurred costs to transfer all DC production lines to one location.  The Propel and Controls segments have also incurred costs related to smaller restructuring activities to relocate production lines during 2007.  The Company incurred a total of $5.7 million in restructuring charges in connection with these activities during the first quarter of 2007, with $4.9 million charged to cost of sales and $0.8 million charged to selling, general and administrative expenses.  Costs incurred include employee termination costs of $1.2 million, facilities moving costs of $1.6 million, employee retraining costs of $1.7 million and other costs of $1.2 million.  Total restructuring costs incurred during the three months ended March 31, 2006 were $5.1 million, or 1 percent of sales.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	(5)%	(3)%	8%	(1)%
Construction/Road Building	(22)	0	12	(5)
Specialty	19	20	16	17
Distribution	2	14	10	6

Agriculture/Turf Care

The overall agriculture and turf care markets were down slightly during the first quarter of 2007 compared to the first quarter of 2006.  The decrease in the Americas is primarily driven by slowing turf care sales.  Agriculture sales increased  in the Americas due to strengthening commodity prices resulting partly from rapidly expanding ethanol production.  Agriculture sales in Europe continue to be strong as a result of the positive economic development in Europe, particularly in Germany.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture and turf care markets, therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Overall there was a decrease in the construction and road building markets during the first quarter of 2007 compared to the first quarter of 2006.  The most significant decreases are in the Americas.  These decreases are driven primarily by a reduction in new housing starts.  Europe is the largest contributor to off set the decrease in the Americas with an increase of 12 percent.  This increase was driven by both the construction and road building markets and was due primarily to strengthening economic conditions in Europe.  The Asia-Pacific construction and road building markets were flat due to weakening markets in Japan and Australia, offset by the continued strong Chinese markets.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the strong sales growth in the specialty markets in the first quarter.  Sales in the telehandler, energy-related marine and offshore equipment, mining applications, and street sweeper markets are all strong.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Order Backlog

The following table shows the Company’s order backlog at March 31, 2007 and 2006 and orders written in the three-month periods ended March 31, 2007 and 2006, including the effect of currency fluctuations.

(in millions)	2006	Currency Fluctuation	Underlying increase (decrease)	2007
Total
Backlog at March 31	$522.0	$45.8	$100.3	$668.1
Orders written	507.0	28.0	33.7	568.7

Total order backlog at March 31, 2007 was $668.1 million, compared to $522.0 million at March 31, 2006. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 19 percent over 2006. New sales orders written during the three months ended March 31, 2007 were $568.7 million, an increase of 7 percent over 2006, excluding the impact of currency fluctuations.

In recent years backlog information has become less reliable as an indicator of future sales levels as customers alter their sales order patterns. The 7 percent increase in orders written during the three months ended March 31, 2007 is reflective of the strong sales experienced during the quarter compared to a strong first quarter in 2006.  Backlog remains strong at the end of the quarter with over $668 million of customer orders received for future delivery.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 11 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.  Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended March 31, 2006	Currency fluctuations	Underlying increase (decrease)	Three months ended March 31, 2007
Net sales
Propel	$252.0	7.0	(2.0)	$257.0
Work Function	124.9	8.4	5.0	138.3
Controls	107.1	7.2	13.5	127.8

Segment income (loss)
Propel	$40.3	1.6	3.8	$45.7
Work Function	5.7	0.6	(3.8)	2.5
Controls	14.3	0.6	(9.9)	5.0
Global Services and other expenses, net	(15.6)	(0.7)	1.4	(14.9)

Propel Segment

The Propel segment experienced less than a 1 percent decrease in sales, excluding the effects of currency fluctuations, in the first quarter 2007 compared to 2006.  Despite a slight decline in sales, segment income increased 9 percent during the quarter.  Several factors contributed to this increase.  The Propel segment showed a 2.1 percent increase in gross profit margin during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  This increase is due partly to a $1.4 million reduction in restructuring costs classified in cost of goods sold, as well as reduced warranty costs of approximately $1.0 million.  Operating costs remained level compared to 2006, excluding the effects of currency.

Work Function Segment

Sales in the Work Function segment increased 4 percent, excluding the effects of currency fluctuations, in the first quarter of 2007. Despite the increase in sales, Work Function segment income decreased compared to the first quarter of 2006.  Work stoppages related to contract negotiations which were successfully completed by the end of the quarter, as well as continued investment in a major lean project in Denmark resulted in $3.0 million of additional costs, contributing to the decline in segment income.  Offsetting these additional costs was a decrease in restructuring charges of $1.2 million.  In March 2006 the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant.  During the three months ended March 31, 2007, a total of $0.6 million was incurred primarily related to accruals for employee severance costs.  During the three months ended March 31, 2006 a total of $1.8 million was incurred related to these restructuring activities, $1.5 million related to charges for the impairment of fixed assets and $0.3 million for employee severance costs.

Controls Segment

Net sales in the Controls segment for first quarter 2007, excluding the effects of currency fluctuations, increased 13 percent compared to first quarter 2006.  Despite the increases in sales, segment income declined during the first quarter of 2007.  The decline is mainly due to a loss of $6.2 million related to the sale of the DC electric motor business located in Berching, Germany and restructuring costs of $3.3 million primarily related to restructuring the AC and DC electric motors business prior to the sale.  Also contributing to the decline in segment income were expediting and overtime costs of $1.5 million for AC electric motors related to increasing demand while the restructuring was occurring.  Work stoppages related to contract negotiations, which were successfully completed by the end of the quarter, also contributed $0.4 million additional costs.  A field recall and other quality issues primarily related to one product line contributed an additional $1.0 million in costs.  Research and development costs increased $0.9 million excluding the impacts of currency compared to the first quarter 2006, due partly to increased headcount as well as continued investment in new product development.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $1.4 million excluding the impacts of currency, or 9 percent.  This is primarily due to a $0.8 million reduction in costs incurred related to the implementation of a common business system during the three months ended March 31, 2007.

Income Taxes

The effective tax rate was 37.4 percent and 19.9 percent for the three month periods ended March 31, 2007 and 2006, respectively.  The effective tax rate was higher in 2007 due primarily to the $6.2 million loss on the sale of the DC electric motors business which is not deductible in the country where the loss is recognized.  The effective tax rate is also higher in 2007 due to a reduction in valuation allowance reversals from $4.2 million in 2006 to $1.1 million in 2007 based on projected future taxable income and tax planning strategies.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. The expense incurred related to currency fluctuation remained nearly flat during the three months ended March 31, 2007 compared to 2006.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened slightly compared to other currencies between December 31, 2006 and March 31, 2007.

In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.  The forecasted sales represent sales to both external and internal parties.  Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.  The fair value of forward contracts outstanding at March 31, 2007 was an asset of $1.1 million.

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

The Company has a multicurrency revolving credit facility (the facility) to permit unsecured borrowings up to $300.0 million through December 2010.  As amended, the facility includes an additional 40 million euro term loan facility that matures in 2013.  At March 31, 2007 there was $203.4 million outstanding under the facility, compared to $158.5 million outstanding at December 31, 2006. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was $2.1 million during the three months ended March 31, 2007 compared to $25.4 million for the three months ended March 31, 2006.

Changes in operating assets and liabilities resulted in $44.8 million cash used during the three months ended March 31, 2007 compared to $36.8 million of cash used during the three months ended March 31, 2006.   Additional cash used in 2007 is due primarily to a $20.4 million decrease in inventory levels in 2006 compared to a decrease of only $0.7 million in 2007.  Offsetting this change was a $10.7 million increase in accounts payable and other accrued liabilities in 2007 compared to 2006.

Total cash increased $5.5 million from December 31, 2006 to March 31, 2007.   The majority of the increase is the result of increases in cash balances in China.  At March 31, 2007 China held $27.2 million in cash, which is $4.2 million higher than the balance at December 31, 2006.  Due to the structure the Company has in China and the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into that country.  As the Company continues to consider expanding its manufacturing capabilities in low cost regions, it will make every effort to utilize the cash balances in those regions.

Cash Used in Investing Activities

Capital expenditures in the first three months of 2007 were $24.9 million compared to $16.9 million in the first three months of 2006.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. In the first quarter of 2007 dividend payments were $7.6 million based on a dividend declared in December 2006 of $0.16 per share.  In 2006 $5.7 million was paid based on a dividend of $0.12 per share which was declared in December 2005. Net borrowings provided $46.5 million of cash in the first three months of 2007 compared to net repayment of borrowings which used $10.1 million of cash in 2006. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007 with no material impact on the consolidated financial statements. As of the adoption date, the tax years subject to review in the U.S., Denmark, and Germany were the years after 2001, 2002, and 2003, respectively. The Company recognizes interest related to taxes as interest income or expense. No penalties have been accrued.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. The Company adopted EITF Issue No. 06-3 in the first quarter of 2007. Taxes collected from customers and remitted to governmental authorities are presented net in the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for first fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a significant impact on the consolidated financial statements.

Outlook

Sales levels were at record levels for the first three months of 2007. Although earnings in 2007 are being affected by the sale of the DC motor business and other restructuring activities, the financial results for the full year are expected to surpass the 2006 financial results. Management of the Company expects the implementation of the common business system and the restructuring activities currently underway to have a positive impact on Company’s financial results in 2007 and beyond.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Registrant’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2007 was made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Document
10.1	Agreement for Sale and Assignment of Shares dated March 21, 2007 by and between of Sauer-Danfoss Holding ApS and Aurelius Industriekapital GmbH.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: May 4, 2007