Form 10-Q
period 2007-06-30
SAUER DANFOSS INC
filed 2007-08-06
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

As of August 1, 2007, 48,149,461 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$503,472	$469,856	$1,026,605	$953,815
Cost of sales	391,177	351,381	789,724	719,368
Gross profit	112,295	118,475	236,881	234,447

Selling, general and administrative	59,893	56,036	121,745	109,819
Research and development	17,196	15,478	34,046	30,012
Impairment charges and net loss on disposal of fixed assets	198	319	450	2,200
Loss on sale of businesses	1,811	—	8,041	—
Total operating expenses	79,098	71,833	164,282	142,031
Operating income	33,197	46,642	72,599	92,416

Nonoperating Income (Expenses):
Interest expense, net	(5,764)	(4,446)	(11,120)	(9,030)
Other, net	(308)	(1,402)	(1,421)	(2,563)
Nonoperating expenses, net	(6,072)	(5,848)	(12,541)	(11,593)
Income Before Income Taxes and Minority Interest	27,125	40,794	60,058	80,823
Minority Interest	(6,259)	(7,671)	(14,643)	(16,145)
Income Before Income Taxes	20,866	33,123	45,415	64,678
Income Tax Expense	(3,233)	(9,613)	(12,413)	(15,950)
Net Income	$17,633	$23,510	$33,002	$48,728
Net Income per common share, basic	$0.37	$0.49	$0.69	$1.02
Net Income per common share, diluted	$0.37	$0.49	$0.68	$1.02
Weighted average basic shares outstanding	48,093,917	47,695,839	48,089,712	47,694,069
Weighted average diluted shares outstanding	48,267,171	48,197,928	48,268,218	47,998,155

Dividends declared per common share	$0.18	$0.14	$0.36	$0.28

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$34,095	$29,112
Accounts receivable, less allowances of $4,829 and $5,705 at June 30, 2007 and December 31, 2006, respectively	317,435	259,976
Inventories	265,627	272,286
Other current assets	42,780	43,931
Total current assets	659,937	605,305

Property, Plant and Equipment, net of accumulated depreciation of $739,295 and $784,661 at June 30, 2007 and December 31, 2006, respectively	506,275	503,977

Other Assets:
Goodwill	111,736	108,811
Other intangible assets, net	26,262	27,160
Deferred income taxes	55,229	58,217
Other	5,540	5,685
Total other assets	198,767	199,873
	$1,364,979	$1,309,155
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$44,337	$46,952
Long-term debt due within one year	133,387	120,243
Accounts payable	146,627	142,234
Accrued salaries and wages	62,627	56,923
Accrued warranty	16,503	17,022
Other accrued liabilities	47,522	54,588
Total current liabilities	451,003	437,962

Long-Term Debt	188,530	182,388

Other Liabilities
Long-term pension liability	83,165	80,607
Postretirement benefits other than pensions	37,671	35,193
Deferred income taxes	28,929	30,590
Other	23,440	22,976
Total other liabilities	173,205	169,366

Minority Interest in Net Assets of Consolidated Companies	64,048	53,448

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 75,000,000 in 2007 and 2006; issued and outstanding 48,149,461 in 2007 and 47,746,279 in 2006	481	477
Additional paid-in capital	329,793	336,146
Retained earnings	118,950	103,278
Accumulated other comprehensive income	38,969	26,090
Total stockholders’ equity	488,193	465,991
	$1,364,979	$1,309,155

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2006	47,746,279	$477	$336,146	$103,278	$26,090	$465,991

Period Ended June 30, 2007
(Unaudited)
Comprehensive income:
Net income	—	—	—	33,002	—
Pension curtailment	1,034
Unrealized gains on hedging activities	—	—	—	—	420
Currency translation	—	—	—	—	11,425
Total comprehensive income	—	—	—	—	—	45,881
Performance units vested	379,682	4	(4)	—	—	—
Minimum tax withholding net settlement	—	—	(8,967)	—	—	(8,967)
Restricted stock grant	23,500
Restricted stock and performance unit compensation	—	—	2,618	—	—	2,618
Cash dividends declared ($0.18 per share)	—	—	—	(17,330)	—	(17,330)
Ending Balance	48,149,461	$481	$329,793	$118,950	$38,969	$488,193

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$33,002	$48,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,932	44,720
Minority interest	14,643	16,145
Restricted stock and performance unit compensation	2,618	4,047
Impairment charge and net loss on disposal of fixed assets	450	2,200
Loss on sale of businesses	8,041	—
Changes in operating assets and liabilities
Accounts receivable, net	(60,079)	(60,535)
Inventories	2,279	8,634
Accounts payable	4,474	18,148
Accrued liabilities	5,068	25,666
Change in deferred income taxes	1,525	490
Other	(2,822)	2,197
Net cash provided by operating activities	59,131	110,440

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(52,686)	(42,348)
Proceeds from sales of property, plant and equipment	5,026	3,528

Proceeds from sale of businesses, net of payment for acquisition, net of cash acquired	7,033	—
Net cash used in investing activities	(40,627)	(38,820)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(8,402)	6,121
Net borrowings (repayments) on revolving credit facility	17,846	(34,558)
Repayments of long-term debt	(8,818)	(18,896)
Borrowings of long-term debt	5,992	924
Cash dividends	(16,302)	(12,382)
Distribution to minority interest partners	(4,263)	(3,750)
Net cash used in financing activities	(13,947)	(62,541)

Effect of Exchange Rate Changes on Cash	426	(833)

Cash and Cash Equivalents:
Net increase during the year	4,983	8,246
Beginning balance	29,112	14,194
Ending balance	$34,095	$22,440

Supplemental Cash Flow Disclosures:
Interest paid	$10,530	$8,191
Income taxes paid	$10,550	$10,939

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”  which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a significant impact on the consolidated financial statements.

The Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in December 2006.  As a result of the adoption of this statement, accumulated other comprehensive income decreased by $29,326.  The decrease was incorrectly reported as a component of comprehensive income in the 2006 Consolidated Statement of Stockholders’ Equity and Comprehensive Income.  Total comprehensive income was incorrectly reported as $52,428 and should have been reported as $81,754 for the year ended December 31, 2006.  The decrease due to adopting the statement should have been reported as a direct adjustment to accumulated other comprehensive income.  The Company will correct the error in the presentation of changes in accumulated other comprehensive income in the next annual report on Form 10-K filing.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six month periods ended June 30, 2007 and 2006:

	June 30, 2007			June 30, 2006
Three Months	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income	$17,633	48,093,917	$0.37	$23,510	47,695,839	$0.49
Effect of dilutive securities:
Restricted stock	—	19,668	—	—	17,844	—
Performance units	—	153,586	—	—	484,245	—
Diluted net income	$17,633	48,267,171	$0.37	$23,510	48,197,928	$0.49

Six Months
Basic net income	$33,002	48,089,712	$0.69	$48,728	47,694,069	$1.02
Effect of dilutive securities:
Restricted stock	—	24,920	—	—	22,661	—
Performance units	—	153,586	(0.01)	—	281,425	—
Diluted net income	$33,002	48,268,218	$0.68	$48,728	47,998,155	$1.02

3)            Restructuring Charges —

In March 2006, the Company announced its plans to close the LaSalle, Illinois plant, outsourcing certain products to reduce costs and increase efficiencies.  Costs related to the LaSalle plant closing are included in the Propel segment and are substantially complete at the end of the second quarter 2007.  The Propel segment has also incurred costs related to the relocation of certain production lines between production facilities in the U.S, which is expected to be complete by the end of 2007.

In April 2007, the Company sold the direct current (DC) electric motors business.  The loss on sale of business of approximately $6,400 is not included in the restructuring numbers below.  In preparation for this disposition the Company incurred costs to transfer all DC production lines to one location.  These costs are included in the Controls segment.  The Controls segment has also incurred costs related to a smaller project to relocate production lines, which is also expected to be complete by the end of 2007.

In 2006, the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown.  In June 2007 the assets related to this production facility were sold as discussed in Note 10.  All costs incurred in 2007 related to the sale of the production assets are included in the loss on sale of business line on the income statement and are not included in the restructuring numbers below.

The following table summarizes the restructuring charges for the three and six months ended June 30, 2007 and 2006, as well as the cumulative charges incurred to date:

(Three months ended)	Propel	Work Function	Controls	Total
Charges incurred for the period ended June 30, 2007	$1,716	$(610)	$573	$1,679
Charges incurred for the period ended June 30, 2006	1,138	508	692	2,338

(Six months ended)
Charges incurred for the period ended June 30, 2007	3,485	—	3,884	7,369
Charges incurred for the period ended June 30, 2006	4,298	2,282	800	7,380

Cumulative charges incurred as of June 30, 2007	11,775	3,482	5,608	20,865

Cumulative charges expected to be incurred	13,300	3,500	6,500	23,300

The restructuring costs incurred during the three and six months ended June 30, 2007 and 2006 are reported  in the income statement as detailed  in the following table:

(Three months ended)	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges for the period ended June 30, 2007	$1,672	$7	$—	$1,679
Charges for the period ended June 30, 2006	$2,226	$112	$—	$2,338

(Six months ended)
Charges for the period ended June 30, 2007	$6,674	$676	$19	$7,369
Charges for the period ended June 30, 2006	$5,562	$187	$1,631	$7,380

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the three and six months ended June 30, 2007.

	Employee Termination Costs	Employee Training Costs	Impairment Charges	Equipment Moving Costs	Other	Total
Balance as of December 31, 2006	$3,115	$—	$—	$—	$—	$3,115
Charges to expense	1,210	1,713	19	1,572	1,176	5,690
Payments made	(284)	(1,713)	(19)	(1,572)	(1,176)	(4,764)
Balance at of March, 2007	$4,041	$—	$—	$—	$—	$4,041
Charges to expense	(610)	441	—	1,484	364	1,679
Reversal of accrual due to sale of business	(1,915)	—	—	—	—	(1,915)
Payments made	(991)	(441)	—	(1,484)	(364)	(3,280)
Balance at of June 30, 2007 (1)	$525	$—	$—	$—	$—	$525

Cumulative charges incurred as of
June 30, 2007	$4,358	$2,154	$2,185	$4,416	$7,752	$20,865

Cumulative charges expected to
be incurred	$4,400	$2,700	$2,200	$6,200	$7,800	$23,300

(1)  Approximately $150 of the accrued liabilities are expected to be paid in 2007 with the remainder paid in 2008.

Included in cumulative charges - other is $1,551 of  pension curtailment costs incurred in 2006.  This is the recognition of unamortized prior service costs related to the LaSalle pension plan.

4)            Inventories-

The composition of inventories is as follows:

	June 30, 2007	December 31, 2006
Raw materials	$117,299	$116,122
Work in progress	54,145	56,274
Finished goods and parts	112,702	117,104
LIFO allowance	(18,519)	(17,214)
Total	$265,627	$272,286

5)            Assets Held for Sale —

In 2003, the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold. This property was classified in other current assets with a carrying value of approximately $3,600 at December 31, 2006 in the Work Function segment on the consolidated balance sheets as it was held for sale. In April of 2007 the location was sold for approximately $3,300. The loss on sale of assets of approximately $300 is reported in the Work Function segment.

In connection with the restructuring activity discussed in Note 3, the Company intends to sell the land and building at the LaSalle, Illinois location.  The Company reclassified the land and building as property held for sale in the first quarter of 2007.  The property has a carrying value of $1,500 and is reported in the Propel segment.

6)            Accrued Warranty Costs —

The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records warranty liabilities for the estimated costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sale of the products are recorded.  In addition, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective product with a specific customer, which are known as field recalls.  Due to the infrequent nature of field recalls the Company can not estimate these costs at the time the products are sold and therefore records an accrual at the time the information becomes available to the Company.  The following table presents the changes in the Company’s accrued warranty liability:

	Six Months Ended June 30,
	2007	2006
Balance, beginning of period	$17,022	$17,047
Payments	(6,987)	(6,175)
Accruals for warranties	6,324	6,493
Currency impact	144	387
Balance, end of period	$16,503	$17,752

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

In March 2007, the Compensation Committee granted 259,975 performance units under the 2006 Incentive Plan, 200,427 of which will be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 59,548 performance units granted to certain individuals that would be settled in cash.  In April 2007, the Compensation Committee granted 13,126 performance units under the 2006 Incentive Plan which will be settled 100% in company stock with shares withheld having a value to meet the minimum statutory withholding requirements.  The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method. The expense related to the performance units granted in March 2007 to be settled in Company stock was based on the market price of the Company’s stock as of  March 20, 2007 and the expense related to the performance units granted in April 2007 was based on the market price of the Company’s stock as of April 17, 2007.  The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date.  The Company recognized income of $62 and expense of $2,919 in the three month and six month periods ended June 30, 2007 related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized tax expense of approximately $20 and tax benefit of approximately $1,050 on these amounts during the three month and six month periods ended June 30, 2007. The Company expects to recognize approximately $9,400 of additional expense through 2009 related to the outstanding performance units under these two plans.

The following charts summarize performance unit activity under the plans for the six months ended June 30, 2007:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years

Units Outstanding at January 1	934,694	$20.85	3.0
Units settled	(368,288)	16.98	3.0
Units granted	213,553	31.20	3.0
Units forfeited	(9,007)	24.07	3.0
Units Outstanding at June 30	770,952	$25.53	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	85,151	$29.76	3.0
Units granted	59,548	29.76	3.0
Units Outstanding at June 30	144,699	$29.76	3.0

8)            Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2007 and 2006 for the defined benefit plans consists of the following components:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$1,299	$994	$2,672	$2,053
Interest cost	2,850	2,218	5,811	4,579
Expected return on plan assets	(2,328)	(1,648)	(4,764)	(3,476)
Amortization of prior service cost (1)	1,195	102	1,365	1,763
Amortization of net loss	651	494	1,316	1,038
Net periodic pension expense	$3,667	$2,160	$6,400	$5,957

(1)          The 2006 amount includes $1,551 for the write-off of unamortized prior service costs related to the LaSalle pension plan.  The write-off is part of the restructuring activities discussed in Note 3.  The 2007 amount includes $1,020 for the write-off of unamortized prior service costs related to the Swindon pension plan.  The write-off is included in the loss on the sale of the Swindon assets and product lines as discussed in Note 10.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost(1)	$62	$141	$124	$282
Interest cost	528	472	1,057	942
Net deferral and amortization	210	172	419	345
Postretirement benefit expense	$800	$785	$1,600	$1,569

(1)  Service cost decreased in 2007 due to the closure of the LaSalle, Illinois plant in December 2006.  The Company is no longer incurring service cost related to these employees, however interest and amortization costs will continue until all benefits have been paid out of the plan.

9)            Income Taxes -

The Company reversed $1,726 and $2,868 of valuation allowance on deferred tax assets during the three month and six month periods ended June 30, 2007, respectively; and $1,661 and $5,833 during the three and six month periods ended June 30, 2006, respectively.

10)          Sale of Businesses -

In the first quarter of 2007, the Company sold the DC motors business. The sale resulted in a loss of approximately $6,200, including transaction costs, which was recognized in the first quarter.  In the second quarter of 2007, an additional loss on sale of approximately $200 was recognized due to an adjustment to the sales price.  The loss is reported in the Controls segment.  The sale agreement was signed in March 2007 and the transaction closed in April 2007.

The Company sold the assets and product lines located in the Swindon, England location in June 2007.  The assets were used to produce customized open circuit gear pumps. Open circuit gear pumps and motors continue to be produced at other locations within the Company.  The Company recognized a loss on the sale of approximately $1,600, including transaction costs, in the second quarter, reported in the Work Function segment. The Company had anticipated discontinuing production at this location by the end of 2007 and had established an accrual with the expectation that termination payments would be made to employees at the time production ended.  A severance accrual of approximately $2,500, established during 2006 and the first quarter of 2007, was reversed at the time of sale.   The reversal of the accrual was reflected as an offset to the loss on sale of business calculation.

11)          Business Combination -

In May 2007, the Company acquired all outstanding shares of a company in Denmark which produces steering columns.  The acquired company, with annual sales of approximately $4,700, was previously a supplier and was acquired in order to control production and delivery of steering columns used in Work Function products.  The Company has consolidated the financial results since the date of acquisition. The purchase price was allocated to inventory and property, plant, and equipment. Goodwill of approximately $2,200 represents the excess of cost over the fair value of net tangible assets.  The goodwill recognized in the second quarter represents a preliminary allocation of the purchase price, subject to valuation finalization expected to be completed in 2007.

12)          Segment and Geographic Information -

The Company’s operating segments are organized around its product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended June 30, 2007 and 2006:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2007
Trade sales	$242,758	$136,492	$124,222	$—	$503,472

Segment income (loss)	41,032	(1,104)	4,899	(11,938)	32,889
Interest expense, net					(5,764)
Minority interest					(6,259)
Income before income taxes					20,866

Depreciation and amortization	10,989	8,264	5,144	1,009	25,406
Capital expenditures	12,393	7,514	6,619	1,284	27,810

June 30, 2006
Trade sales	$236,864	$121,175	$111,817	$—	$469,856

Segment income (loss)	39,349	6,346	14,979	(15,434)	45,240
Interest expense, net					(4,446)
Minority interest					(7,671)
Income before income taxes					33,123

Depreciation and amortization	10,443	6,567	4,219	1,490	22,719
Capital expenditures	7,403	12,244	5,508	311	25,466

Six months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2007
Trade sales	$499,727	$274,865	$252,013		$1,026,605

Segment income (loss)	86,706	1,375	9,900	(26,803)	71,178
Interest expense, net					(11,120)
Minority interest					(14,643)
Income before income taxes					45,415

Depreciation and amortization	21,616	16,155	9,815	2,346	49,932
Capital expenditures	20,383	16,939	13,019	2,345	52,686

June 30, 2006
Trade sales	$488,807	$246,115	$218,893	$—	$953,815

Segment income (loss)	79,416	11,912	29,182	(30,657)	89,853
Interest expense, net					(9,030)
Minority interest					(16,145)
Income before income taxes					64,678

Depreciation and amortization	20,865	12,767	8,397	2,691	44,720
Capital expenditures	13,789	19,187	8,855	517	42,348

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended June 30,		Six months ended June 30,		June 30,
	2007	2006	2007	2006	2007	2006
United States	$196,444	$207,674	$414,387	$435,667	$181,332	$173,564
Germany	53,955	45,125	108,228	89,906	51,606	58,508
Italy	38,121	32,094	75,525	62,754	31,590	29,549
Denmark (3)	7,798	9,026	15,380	14,005	202,854	197,186
Other countries	207,154	175,937	413,085	351,483	182,431	165,891
Total	$503,472	$469,856	$1,026,605	$953,815	$649,813	$624,698

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Sauer-Danfoss Inc. and Subsidiaries (the Company)

Safe Harbor Statement — This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this quarterly report, contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

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

Executive Summary — Three months ended June 30, 2007

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.

The following table summarizes the Company’s second quarter 2007 and 2006 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended June 30, 2006	Currency Fluctuations	Underlying increase (decrease)	Three months ended June 30, 2007
Net sales	$469.9	$20.5	$13.1	$503.5
Gross profit	118.5	5.1	(11.3)	112.3
% of Sales	25.2%			22.3%

Selling, general and administrative	56.4	2.6	1.1	60.1
Loss on sale of business	—	—	1.8	1.8
Research & development	15.5	0.7	1.0	17.2
Total operating costs	71.9	3.3	3.9	79.1
Operating income	$46.6	$1.8	$(15.2)	$33.2
% of Sales	9.9%			6.6%

Net sales for the second quarter 2007 increased 3 percent over second quarter 2006, excluding the effects of currency.  Sales were particularly strong in the European markets, which helped to offset a slowdown in the U.S. markets.  The Controls and Work Function segments experienced the strongest increases, while the Propel segment sales remained nearly level with 2006.

There were several factors contributing to the decrease in operating income, excluding the effects of currency.  Increased order fulfillment costs during the quarter contributed $6.7 million of costs.  These charges related to expediting and overtime costs to meet increased demand in the Work Function and Controls segments.  A major lean project in Denmark contributed $1.6 million of costs during the second quarter.  Also contributing to the decreased operating income was a $1.1 million increase in selling, general, and administrative costs excluding the effects of currency.  This increase is primarily attributed to $0.8 million of costs related to the start-up of a European financial shared services center, as well as increasing headcount, particularly for sales and marketing functions.  Research and development costs increased $1.0 million excluding the impacts of currency.  These increases were primarily driven by increasing headcount and ongoing product development in the Controls segment.

The Company incurred a loss of $1.6 million related to the sale of the manufacturing facility in Swindon, England during the three months ended June 30, 2007.  The loss included the reversal of an accrual of $0.6 million for severance which was established in the first quarter of 2007 in anticipation of shutting down the Swindon plant.  The Swindon plant was sold as part of the Company’s plan to divest of product lines that do not fit the Company’s long-term strategic direction.

During the second quarter of 2007 the Propel and Controls segments incurred costs related to restructuring activities to relocate production lines.  The Company incurred a total of $1.7 million in restructuring charges in connection with these activities during the second quarter of 2007, with the majority of the costs charged to cost of sales.  Restructuring charges of $2.3 million were incurred during the second quarter of 2006.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results —Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(6)%	3%	9%	(1)%
Construction/Road Building	(23)	9	9	(5)
Specialty	20	17	9	12
Distribution	7	3	10	7

Agriculture/Turf Care

The overall agriculture and turf care markets were down slightly during the second quarter of 2007 compared to the second quarter of 2006.  The decrease in the Americas is primarily driven by slowing turf care sales resulting from sharp declines in housing starts and increasing energy prices.   This is partially offset by increased agriculture sales in the Americas due to strengthening commodity prices resulting partly from rapidly expanding ethanol production.  Agriculture sales in Europe continue to be strong as a result of the positive economic development in Europe, as well as new sales into the Russian markets.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture and turf care markets, therefore the increase in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Overall there was a decrease in the construction and road building markets during the second quarter of 2007 compared to the second quarter of 2006.  The most significant decreases are in the Americas.  These decreases are driven primarily by a sharp reduction in new housing starts.  Europe increased 9 percent, driven by both the construction and road building markets and was due primarily to strengthening economic conditions in Europe.  The Asia-Pacific construction and road building markets were up 9 percent, due primarily to the continued strength of the road building market in China.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the strong sales growth in the specialty markets in the second quarter.  Sales in the telehandler, energy-related marine and offshore equipment, mining applications, and street sweeper markets were all strong during the second quarter 2007.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 12 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.  Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle.  Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle.  Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.  The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended June 30, 2006	Currency Fluctuations	Underlying increase (decrease)	Three months ended June 30, 2007
Net sales
Propel	$236.9	$6.5	$(0.6)	$242.8
Work Function	121.2	7.8	7.5	136.5
Controls	111.8	6.2	6.2	124.2

Segment income (loss)
Propel	$39.3	$1.3	$0.4	$41.0
Work Function	6.3	0.1	(7.5)	(1.1)
Controls	15.0	0.5	(10.6)	4.9
Global Services and other expenses, net	(15.4)	(0.4)	3.9	(11.9)

Propel Segment

The Propel segment experienced less than a 1 percent decrease in sales, excluding the effects of currency fluctuations, in the second quarter 2007 compared to 2006 mainly due to reduced sales in the turf care and construction / road building markets.  Despite a slight decline in sales, segment income increased 1 percent during the quarter.  The Propel segment showed a 0.6 percent increase in gross profit margin during the three months ended June 30, 2007 due primarily to a favorable change in product mix compared to the three months ended June 30, 2006.

Work Function Segment

Sales in the Work Function segment increased 6 percent, excluding the effects of currency fluctuations, in the second quarter of 2007. Despite the increase in sales, Work Function segment income decreased compared to the second quarter of 2006.  Continued investment in a major lean project in Denmark resulted in $1.6 million of additional costs, contributing to the decline in segment income.  Operational issues contributed an additional $1.4 million of costs due to expedited freight costs and increased overtime to keep up with increasing demand, primarily in Denmark.  In addition, production inefficiencies related to lower volumes in other facilities resulted in additional expense of $0.3 million.  In March 2006, the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant and recognized expense of $0.5 million in the second quarter of 2006 to accrue for future employee termination costs.  In June 2007, the manufacturing facility was sold and additional expense of $1.0 million was recognized in the quarter.

Controls Segment

Net sales in the Controls segment for second quarter 2007, excluding the effects of currency fluctuations, increased 6 percent compared to second quarter 2006.  Despite the increases in sales, segment income declined during the second quarter of 2007.  The decline is mainly due to increased order fulfillment costs, air freight and overtime, of $5.3 million due to increased demand levels for certain products in the Controls segment.  Research and development costs increased $0.8 million excluding the impacts of currency compared to the first quarter 2006, due partly to increased headcount as well as continued investment in new product development.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $3.5 million excluding the impacts of currency, or 23 percent.  This is primarily due to a reduction in incentive costs during the three months ended June 30, 2007.

Income Taxes

The Company’s effective tax rate was 15.5 percent for the second quarter of 2007 compared to 29.0 percent for the same period in 2006.  The effective tax rate declined in the second quarter of 2007 partially due to a reduction of deferred tax expense in Denmark of $1.4 million due to a legislative statutory rate reduction from 28 percent to 25 percent in June of 2007 that was effective for periods beginning January 1, 2007.  The Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Six months ended June 30, 2007

The following table summarizes the Company’s results from operations for the six months ended June 30, 2007 and 2006, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six months ended June 30, 2006	Currency Fluctuations	Underlying increase (decrease)	Six months ended June 30, 2007
Net sales	$953.8	$43.1	$29.7	$1,026.6
Gross profit	234.4	11.9	(9.4)	236.9
% of Sales	24.6%			23.1%

Selling, general and administrative	112.0	5.5	4.8	122.3
Loss on sale of business	—	—	8.0	8.0
Research & development	30.0	1.6	2.4	34.0
Total operating costs	142.0	7.1	15.2	164.3
Operating income	$92.4	$4.8	$(24.6)	$72.6
% of Sales	9.7%			7.1%

Net sales for the six months ended June 30, 2007 increased 3 percent compared to the six months ended June 30, 2006, excluding the effects of currency.  Sales were particularly strong in the European markets, which helped to offset a slowdown in the U.S. markets.  The Controls and Work Function segments experienced the strongest increases, while the Propel segment sales remained nearly level with 2006.  The specialty and distribution markets experienced the strongest sales growth, the agriculture / turf care markets remained nearly flat and the construction / road building markets decreased.

There were several factors contributing to the decrease in operating income, excluding the effects of currency.  Operational issues contributed $9.7 million of costs.  These costs related to work stoppages in Denmark due to contract negotiations and increased order fulfillment costs related to expediting and overtime costs to meet increased demand in the Work Function and Controls segments.  Also contributing to the decreased operating income was a $4.8 million increase in selling, general, and administrative costs excluding the effects of currency.  This increase is primarily attributed to $1.6 million costs related to the start-up of a European financial shared services center, as well as increasing headcount, particularly for sales and marketing functions.  Restructuring charges in selling, general, and administrative costs increased $0.5 million.  Research and development costs increased $2.4 million excluding the impacts of currency, primarily driven by increasing headcount and ongoing product development in the Controls segment.

The Company incurred a loss of $6.4 million related to the sale of the direct current (DC) electric motor business located in Berching, Germany and a loss of $1.6 million on the sale of its manufacturing facility in Swindon, England during the six months ended June 30, 2007 as part of the Company’s plan to divest of product lines that do not fit the Company’s long-term strategic direction.

During the six months ended June 30, 2007, the Propel and Controls segments incurred $7.4 million of restructuring costs primarily to relocate production lines to other production facilities within the Company.  Restructuring charges incurred during the six months ended June 30, 2006 were also $7.4 million, primarily related to restructuring in the Propel and Work Function segments

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results — Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total

Agriculture/Turf Care	(5)%	(2)%	9%	(1)%
Construction/Road Building	(23)	3	11	(5)
Specialty	19	21	13	15
Distribution	4	7	9	6

Agriculture/Turf Care

The overall agriculture and turf care markets were down slightly during the six months ended June 30, 2007 compared to the same period in 2006.  The decrease in the Americas is primarily driven by slowing turf care sales resulting from sharp declines in housing starts and increasing energy prices.  Agriculture sales increased  in the Americas due to strengthening commodity prices resulting partly from rapidly expanding ethanol production.  Agriculture sales in Europe continue to be strong as a result of the positive economic development in Europe.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture and turf care markets, therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Overall there was a slight decrease in the construction and road building markets during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The most significant decreases are in the Americas.  These decreases are driven primarily by a sharp reduction in new housing starts.  Europe is the largest contributor to offset the decrease in the Americas with an increase of 11 percent.  This increase was driven by both the construction and road building markets and was due primarily to strengthening economic conditions in Europe.  The Asia-Pacific construction and road building markets were up slightly.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the strong sales growth in the specialty markets in the second quarter.  Sales in the telehandler, energy-related marine and offshore equipment, mining applications, and street sweeper markets are all strong.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 12 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.

The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Six months ended June 30, 2006	Currency Fluctuations	Underlying increase (decrease)	Six months ended June 30, 2007
Net sales
Propel	$488.8	$13.5	$(2.6)	$499.7
Work Function	246.1	16.2	12.6	274.9
Controls	218.9	13.4	19.7	252.0

Segment income (loss)
Propel	$79.4	$2.9	$4.4	$86.7
Work Function	11.9	0.8	(11.3)	1.4
Controls	29.2	1.1	(20.4)	9.9
Global Services and other expenses, net	(30.7)	(1.1)	5.0	(26.8)

Propel Segment

The Propel segment experienced less than a 1 percent decrease in sales, excluding the effects of currency fluctuations, during the six months ended June 30, 2007 compared to 2006.  Despite a slight decline in sales, segment income increased 6 percent during the same time period.  Several factors contributed to this increase.  The Propel segment showed a 1.4 percent increase in gross profit margin during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  This increase is due partly to a $0.8 million reduction in restructuring costs classified in cost of goods sold as well as reduced warranty costs of approximately $1.4 million.  Operating costs increased $0.7 million compared to 2006, excluding the effects of currency due primarily to increased headcount.

Work Function Segment

Sales in the Work Function segment increased 5 percent, excluding the effects of currency fluctuations, during the six months ended June 30, 2007. Despite the increase in sales, Work Function segment income decreased compared to the second quarter of 2006.  Continued investment in a major lean project in Denmark resulted in $3.6 million of charges.  Operational issues contributed an additional $2.5 million of costs due primarily to increased order fulfillment charges and costs associated with work stoppages in Denmark.  In March 2006, the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant.  Expense of $2.3 million was recognized during the six months ended June 30, 2006 related to asset impairment and future employee termination payments.  During 2007, the manufacturing facility was sold and a loss on the sale of $1.6 million was recognized.

Controls Segment

Net sales in the Controls segment for the six months ended June 30, 2007, excluding the effects of currency fluctuations, increased 9 percent compared to the six months ended June 30, 2006.  Despite the increases in sales, segment income declined.  The decline is mainly due to a loss of $6.4 million on the sale of the DC electric motor business in March 2007 and $3.0 million of costs to reorganize the DC and AC electric motors business prior to the sale.  Expediting and overtime costs of $6.8 million were also incurred due to increased demand for certain products in the Controls segment.  Research and development costs increased $1.7 million excluding the impacts of currency due primarily to increased headcount as well as continued investment in new product development.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $5.0 million excluding the impacts of currency, or 16 percent.  This is primarily due to a reduction in incentive costs during the six months ended June 30, 2007, as well as a reduction of $0.8 million in costs associated with the implementation of the Company’s common business system.

Income Taxes

The Company’s effective rate was 27.3 percent for the six months ended June 30, 2007 compared to 24.7 percent for the same period in 2006.  The Company’s effective tax rate can vary significantly from period to period due to the mix of earnings between countries.

Order Backlog

The following table shows the Company’s order backlog at June 30, 2007 and 2006 and orders written in the six-month periods ended June 30, 2007 and 2006, separately identifying the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	2006	Currency Fluctuation	Underlying increase	2007
Backlog at June 30	$557.1	$26.6	$127.9	$711.6
Orders written	1,058.6	69.9	8.6	1,137.1

Total order backlog at June 30, 2007 was $711.6 million, compared to $557.1 million at June 30, 2006, an increase of 28 percent. Excluding the effect of currency fluctuations, order backlog increased 23 percent during this same period.  New sales orders written during the six months ended June 30, 2007 were $1,137.1 million, an increase of 1 percent over 2006, excluding the impact of currency fluctuations.

In recent years backlog information has become less reliable as an indicator of future sales levels as customers alter their sales order patterns. The 1 percent increase in orders written during the six months ended June 30, 2007 is reflective of the strong sales experienced compared to a strong first half of 2006.  Backlog remains strong at June 30, 2007 with over $711 million of customer orders received for future delivery.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Expense of $1.6 million related to currency fluctuation was incurred during the six months ended June 30, 2007, compared to expense of $2.6 million during the same period in 2006.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2006 and June 30, 2007.

In 2005, the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.  The forecasted sales represent sales to both external and internal parties.  Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.  The fair value of forward contracts outstanding at June 30, 2007 was an asset of $1.4 million.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. The Company has not entered into any new interest rate swap agreements in 2007.  Additional information regarding interest rate swaps is set forth in the Company’s most recent annual report filed on Form 10-K and is incorporated herein by reference.   There has been no

material change in this information.

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

The Company has a multicurrency revolving credit facility (the facility) to permit unsecured borrowings up to $300.0 million through December 2010.  The facility includes an additional 40 million euro term loan facility that matures in 2013.  At June 30, 2007 there was $178.3 million outstanding under the facility, compared to $158.5 million outstanding at December 31, 2006. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was $59.1 million during the six months ended June 30, 2007 compared to $110.4 million for the six months ended June 30, 2006.

Changes in operating assets and liabilities resulted in $48.3 million cash used during the six months ended June 30, 2007 compared to $8.1 million of cash used during the six months ended June 30, 2006.  Additional cash used in 2007 is due primarily to a decrease in cash provided by the reduction in accounts payable and accrued liabilities from December 31 of $34.3 million.

Total cash increased $5.0 million from December 31, 2006 to June 30, 2007.  The majority of the increase is the result of increases in cash balances in China.  At June 30, 2007 China held $28.4 million in cash, which is $5.4 million higher than the balance at December 31, 2006.  Due to the structure the Company has in China and the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into that country.  As the Company continues to consider expanding its manufacturing capabilities in low cost regions, it will make every effort to utilize the cash balances in those regions.

Cash Used in Investing Activities

Capital expenditures in the first six months of 2007 were $52.7 million compared to $42.3 million in the first six months of 2006.  In 2007, the Company received proceeds from the sale of businesses, net of cash paid to acquire a business, of $7.0 million.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. Dividend payments in 2007 were $16.3 million compared to $12.4 million in 2006.  Net borrowings provided $6.6 million of cash in the first six months of 2007 compared to net repayment of borrowings which used $46.4 million of cash in 2006. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of

2007 with no material impact on the consolidated financial statements.  As of the adoption date, the tax years subject to review in the U.S., Denmark, and Germany were the years 2001, 2002, and 2003, respectively.  The Company recognizes interest related to taxes as interest income or expense.  No penalties have been accrued.

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

In September 2006, the FASB issued Statemenf of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for first fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a significant impact on the consolidated financial statements.

Outlook

Sales levels are expected to remain strong throughout 2007.  As noted earlier, operating income has been negatively impacted in the first six months of 2007 by operational issues involving capacity and increased costs to deliver products to customers.  The Company plans to address these issues during the second half of 2007 and begin to see improved results in 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Registrant’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2007 was made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

The Company established a European Financial Shared Service Center which began to  manage the accounts payable, accounts receivable, fixed assets and general ledger processes for the Denmark location during the second quarter of 2007.  There were no changes to internal controls related to the implementation of the Shared Service Center.   Processes from the remaining European locations will be transitioned to the Shared Service Center during the remainder of 2007 and 2008.

In addition, the Company implemented a new business system at three Italian and three Chinese locations during the second quarter of 2007.  This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings.  While other controls within the system environment were changed as a result of the conversions, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 14, 2007, at which stockholders re-elected ten directors and ratified the appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2007.  Results of the voting in connection with each issue were as follows:

	For	Withheld	Total
Voting on Directors:
Ole Steen Andersen	42,146,629	3,954,798	46,101,427
David J. Anderson	42,360,751	3,740,676	46,101,427
Jørgen M. Clausen	40,993,549	5,107,878	46,101,427
Nicola Keim	42,541,793	3,559,634	46,101,427
Johannes F. Kirchhoff	45,626,797	474,630	46,101,427
Hans Kirk	42,146,008	3,955,419	46,101,427
F. Joseph Loughrey	45,984,678	116,749	46,101,427
Klaus H. Murmann	40,916,119	5,185,308	46,101,427
Sven Murmann	42,145,532	3,955,895	46,101,427
Steven H. Wood	45,984,678	116,749	46,101,427

Ratification of Independent Registered Public Accounting Firm:
For			46,043,893
Against			52,641
Abstain			4,893
Total			46,101,427

Item 6. Exhibits.

Exhibit No.	Description of Document

10.1	The Restricted Stock Award Agreement with Wolfgang Schramm dated June 14, 2007, is attached hereto.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: August 6, 2007