Form 10-Q
period 2007-09-30
SAUER DANFOSS INC
filed 2007-11-02
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

As of November 1, 2007, 48,149,461 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	$451,771	$381,895	$1,478,376	$1,335,710
Cost of sales	357,550	299,395	1,147,275	1,018,763
Gross profit	94,221	82,500	331,101	316,947

Selling, general and administrative	54,845	51,164	176,591	160,983
Research and development	16,492	15,647	50,538	45,659
Impairment charges and net loss (gain) on disposal of fixed assets	81	(176)	531	2,024
Loss on sale of businesses	662	—	8,702	—
Total operating expenses	72,080	66,635	236,362	208,666
Operating income	22,141	15,865	94,739	108,281

Nonoperating Expenses:
Interest expense, net	(5,600)	(4,293)	(16,720)	(13,323)
Other, net	(2,029)	(1,009)	(3,449)	(3,572)
Nonoperating expenses, net	(7,629)	(5,302)	(20,169)	(16,895)
Income Before Income Taxes and Minority Interest	14,512	10,563	74,570	91,386
Minority Interest	(869)	(1,949)	(15,512)	(18,094)
Income Before Income Taxes	13,643	8,614	59,058	73,292
Income Tax Expense	(8,144)	(1,536)	(20,557)	(17,486)
Net Income	$5,499	$7,078	$38,501	$55,806
Net Income per common share, basic	$0.11	$0.15	$0.80	$1.17
Net Income per common share, diluted	$0.11	$0.15	$0.80	$1.16
Weighted average basic shares outstanding	48,098,961	47,705,779	48,092,829	47,698,015
Weighted average diluted shares outstanding	48,275,442	48,439,499	48,270,653	48,146,886

Dividends declared per common share	$0.18	$0.16	$0.54	$0.44

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$30,735	$29,112
Accounts receivable, less allowances of $5,142 and $5,705 at September 30, 2007 and December 31, 2006, respectively	314,247	259,976
Inventories	282,764	272,286
Other current assets	53,701	43,931
Total current assets	681,447	605,305

Property, Plant and Equipment, net of accumulated depreciation of $771,685 and $784,661 at September 30, 2007 and December 31, 2006, respectively	529,363	503,977

Other Assets:
Goodwill	114,328	108,811
Other intangible assets, net	25,755	27,160
Deferred income taxes	57,884	58,217
Other	5,978	5,685
Total other assets	203,945	199,873
	$1,414,755	$1,309,155
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$59,147	$46,952
Long-term debt due within one year	131,680	120,243
Accounts payable	153,435	142,234
Accrued salaries and wages	63,521	56,923
Accrued warranty	19,024	17,022
Other accrued liabilities	62,757	54,588
Total current liabilities	489,564	437,962

Long-Term Debt	182,379	182,388

Other Liabilities:
Long-term pension liability	83,012	80,607
Postretirement benefits other than pensions	38,142	35,193
Deferred income taxes	30,304	30,590
Other	24,304	22,976
Total other liabilities	175,762	169,366

Minority Interest in Net Assets of Consolidated Companies	62,069	53,448

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 75,000,000 in 2007 and 2006; issued and outstanding 48,149,461 in 2007 and 47,746,279 in 2006	481	477
Additional paid-in capital	330,441	336,146
Retained earnings	115,782	103,278
Accumulated other comprehensive income	58,277	26,090
Total stockholders’ equity	504,981	465,991
	$1,414,755	$1,309,155

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2006	47,746,279	$477	$336,146	$103,278	$26,090	$465,991

Period Ended September 30, 2007 (Unaudited)
Comprehensive income:
Net income	—	—	—	38,501	—
Pension adjustments	—	—	—	—	1,194
Unrealized gains on hedging activities	—	—	—	—	1,585
Currency translation	—	—	—	—	29,408
Total comprehensive income	—	—	—	—	—	70,688
Performance units vested	379,682	4	(4)	—	—	—
Minimum tax withholding net settlement	—	—	(8,967)	—	—	(8,967)
Restricted stock grant	23,500	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	3,266	—	—	3,266
Cash dividends declared ($0.18 per share)	—	—	—	(25,997)	—	(25,997)
Ending Balance	48,149,461	$481	$330,441	$115,782	$58,277	$504,981

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$38,501	$55,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,193	67,711
Minority interest	15,512	18,094
Restricted stock and performance unit compensation	3,266	5,460
Impairment charge and net loss on disposal of fixed assets	531	2,024
Loss on sale of businesses	8,702	—
Changes in operating assets and liabilities
Accounts receivable, net	(40,190)	(22,073)
Inventories	(5,234)	(12,158)
Accounts payable	1,398	15,101
Accrued liabilities	17,310	27,895
Change in deferred income taxes	(249)	(4,092)
Other	(15,738)	268
Net cash provided by operating activities	99,002	154,036

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(83,036)	(65,209)
Proceeds from sales of property, plant and equipment	5,111	4,382
Proceeds from sale of businesses, net of payment for acquisition, net of cash acquired	7,006	—
Net cash used in investing activities	(70,919)	(60,827)

Cash Flows from Financing Activities:
Net borrowings on notes payable and bank overdrafts	6,096	8,863
Net borrowings (repayments) on revolving credit facility	3,600	(90,427)
Repayments of long-term debt	(9,929)	(26,693)
Borrowings of long-term debt	5,978	51,514
Cash dividends	(24,968)	(19,066)
Distribution to minority interest partners	(7,987)	(5,984)
Net cash used in financing activities	(27,210)	(81,793)

Effect of Exchange Rate Changes on Cash	750	(693)

Cash and Cash Equivalents:
Net increase during the year	1,623	10,723
Beginning balance	29,112	14,194
Ending balance	$30,735	$24,917

Supplemental Cash Flow Disclosures:
Interest paid	$16,881	$11,450
Income taxes paid	$14,831	$15,703

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine month periods ended September 30, 2007 and 2006:

	September 30, 2007			September 30, 2006
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$5,499	48,098,961	$0.11	$7,078	47,705,779	$0.15
Effect of dilutive securities:
Restricted stock	—	22,895	—	—	19,989	—
Performance units	—	153,586	—	—	713,731	—
Diluted net income	$5,499	48,275,442	$0.11	$7,078	48,439,499	$0.15

Nine Months
Basic net income	$38,501	48,092,829	$0.80	$55,806	47,698,015	$1.17
Effect of dilutive securities:
Restricted stock	—	24,238	—	—	21,761	—
Performance units	—	153,586	—	—	427,110	(0.01)
Diluted net income	$38,501	48,270,653	$0.80	$55,806	48,146,886	$1.16

3)            Restructuring Charges –

In March 2006, the Company announced its plans to close the LaSalle, Illinois plant, outsourcing certain products to reduce costs and increase efficiencies. Costs related to the LaSalle plant closing are included in the Propel segment and are substantially complete at the end of the third quarter 2007. The Propel segment has also incurred costs related to the relocation of certain production lines between production facilities in the U.S, which is expected to be complete by the end of 2007.

In April 2007, the Company sold its direct current (DC) electric motors business. The loss on sale of business of approximately $6,700 is not included in the restructuring numbers below. In preparation for this disposition the Company incurred restructuring costs to transfer all DC production lines to one location. These costs are included in the Controls segment. The Controls segment has also incurred costs related to the relocation of certain production lines, which is also expected to be complete by the end of 2007.

In 2006, the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown. In June 2007, the assets related to this production facility were sold as discussed in Note 10. All costs incurred in 2007 related to the sale of the production assets are included in the loss on sale of business line on the income statement and are not included in the restructuring numbers below.

The following table summarizes the restructuring charges for the three and nine months ended September 30, 2007 and 2006, as well as the cumulative charges incurred to date:

	Propel	Work Function	Controls	Total
(Three months ended)
Charges incurred for the period ended September 30, 2007	$1,230	$—	$487	$1,717
Charges incurred for the period ended September 30, 2006	2,127	555	257	2,939

(Nine months ended)
Charges incurred for the period ended September 30, 2007	4,715	—	4,371	9,086
Charges incurred for the period ended September 30, 2006	6,425	2,837	1,057	10,319

Cumulative charges incurred as of September 30, 2007	13,005	3,482	6,095	22,582

Cumulative charges expected to be incurred	13,605	3,482	6,395	23,482

The restructuring costs incurred during the three and nine months ended September 30, 2007 and 2006 are reported  in the income statement as detailed  in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
(Three months ended)
Charges for the period ended September 30, 2007	$1,697	$20	$—	$1,717
Charges for the period ended September 30, 2006	2,772	167	—	2,939

(Nine months ended)
Charges for the period ended September 30, 2007	8,397	669	19	9,085
Charges for the period ended September 30, 2006	8,336	328	1,655	10,319

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the three and nine months ended September 30, 2007.

	Employee Termination Costs	Employee Training Costs	Impairment Charges	Equipment Moving Costs	Other	Total
Balance as of December 31, 2006	$3,115	$—	$—	$—	$—	$3,115
Charges to expense	1,210	1,713	19	1,572	1,176	5,690
Payments made	(284)	(1,713)	(19)	(1,572)	(1,176)	(4,764)
Balance at of March 31, 2007	$4,041	$—	$—	$—	$—	$4,041
Charges to expense	(610)	441	—	1,484	364	1,679
Reversal of accrual due to sale of business	(1,915)	—	—	—	—	(1,915)
Payments made	(991)	(441)	—	(1,484)	(364)	(3,280)
Balance at of June 30, 2007	$525	$—	$—	$—	$—	$525
Charges to expense	—	995	—	530	192	1,717
Payments made	(75)	(995)	—	(530)	(192)	(1,792)
Balance at of September 30, 2007 (1)	$450	$—	$—	$—	$—	$450

Cumulative charges incurred as of September 30, 2007	$4,358	$3,149	$2,185	$4,946	$7,944	$22,582

Cumulative charges expected to be incurred	$4,358	$3,499	$2,185	$5,096	$8,344	$23,482

(1)  Approximately $75 of the remaining $450 of accrued liabilities are expected to be paid in 2007 with the remainder paid in 2008.

Included in cumulative charges - other is $1,551 of  pension curtailment costs incurred in 2006. This is the recognition of unamortized prior service costs related to the LaSalle pension plan.

4)            Inventories-

The composition of inventories is as follows:

	September 30, 2007	December 31, 2006
Raw materials	$130,657	$116,122
Work in progress	54,963	56,274
Finished goods and parts	116,340	117,104
LIFO allowance	(19,196)	(17,214)
Total	$282,764	$272,286

5)            Assets Held for Sale –

In 2003, the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold. This property was classified as held for sale in other current assets with a carrying value of approximately $3,600 at December 31, 2006. In April of 2007, the location was sold for approximately $3,300. The loss on sale of assets of approximately $300 is reported in the Work Function segment.

In connection with the restructuring activity discussed in Note 3, the Company intends to sell the land and building at the LaSalle, Illinois location. The Company reclassified the land and building as property held for sale in other current assets in the first quarter of 2007. The property has a carrying value of $1,500 and is reported in the Propel segment.

6)            Accrued Warranty Costs –

The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records warranty liabilities for the estimated costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sale of the products are recorded. In addition, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective product with a specific customer, which are known as field recalls. Due to the infrequent nature of field recalls the Company cannot estimate these costs at the time the products are sold and therefore records an accrual at the time the information becomes available to the Company. The following table presents the changes in the Company’s accrued warranty liability:

	Nine Months Ended September 30,
	2007	2006
Balance, beginning of period	$17,022	$17,047
Payments	(6,584)	(7,833)
Accruals for warranties	7,942	8,446
Currency impact	644	480
Balance, end of period	$19,024	$18,140

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

In March 2007, the Compensation Committee granted 259,975 performance units under the 2006 Incentive Plan, 200,427 of which will be settled 100 percent in company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 59,548 performance units granted to certain individuals that would be settled in cash. In April 2007, the Compensation Committee granted 13,126 performance units under the 2006 Incentive Plan which will be settled 100 percent in company stock with shares withheld having a value to meet the minimum statutory withholding requirements. The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method. The expense related to the performance units granted in March 2007 to be settled in Company stock was based on the market price of the Company’s stock as of  March 20, 2007 and the expense related to the performance units granted in April 2007 was based on the market price of the Company’s stock as of April 17, 2007. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date. The Company recognized $188 and $3,106 expense in the three month and nine month periods ended September 30, 2007 related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized $68 and $1,118 of tax benefit on these amounts during the three month and nine month periods ended September 30, 2007. The Company expects to recognize approximately $7,200 of additional expense through 2009 related to the outstanding performance units under these two plans.

The following charts summarize performance unit activity under the plans for the nine months ended September 30, 2007:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	934,694	$20.85	3.0
Units settled	(368,288)	16.98	3.0
Units granted	213,553	31.20	3.0
Units forfeited	(36,660)	22.08	3.0
Units Outstanding at September 30	743,299	$25.68	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	85,151
Units granted	59,548
Units forfeited	(47,503)
Units Outstanding at September 30	97,196	$26.68	3.0

8)            Pension and Postretirement Benefits Other than Pensions –

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2007 and 2006 for the defined benefit plans consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$964	$1,245	$3,636	$3,596
Interest cost	2,795	2,747	8,606	7,866
Expected return on plan assets	(2,287)	(2,146)	(7,051)	(6,113)
Amortization of prior service cost (1)	168	134	1,533	1,932
Amortization of net loss	903	655	2,219	1,883
Net periodic pension expense	$2,543	$2,635	$8,943	$9,164

(1)          The year to date 2006 amount includes $1,551 for the write-off of unamortized prior service costs related to the LaSalle pension plan. The write-off is part of the restructuring activities discussed in Note 3. The year to date 2007 amount includes $1,020 for the write-off of unamortized prior service costs related to the Swindon pension plan. The write-off is included in the loss on the sale of the Swindon assets and product lines as discussed in Note 10.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost (1)	$111	$142	$235	$423
Interest cost	741	470	1,798	1,412
Net deferral and amortization	291	172	710	518
Postretirement benefit expense	$1,143	$784	$2,743	$2,353

(1)  Service cost decreased in 2007 due to the closure of the LaSalle, Illinois plant in December 2006. The Company is no longer incurring service cost related to these employees, however interest and amortization costs will continue until all benefits have been paid out of the plan.

9)            Income Taxes -

The Company reversed $2,492 and $5,928 of valuation allowance on deferred tax assets during the three month and nine month periods ended September 30, 2007, respectively; and $179 and $6,012 during the three and nine month periods ended September 30, 2006, respectively.

10)          Sale of Businesses -

In the first quarter of 2007, the Company sold its DC motors business. The sale resulted in a loss of approximately $6,700, including  transaction costs. The loss is reported in the Controls segment. The sale transaction closed in April 2007.

The Company sold the assets and product lines located in the Swindon, England location in June 2007. The assets were used to produce customized open circuit gear pumps. Open circuit gear pumps and motors continue to be produced at other locations within the Company. The Company recognized a loss on the sale of approximately $2,000, including transaction costs, reported in the Work Function segment. The Company had anticipated discontinuing production at this location by the end of 2007 and had established an accrual with the expectation that termination payments would be made to employees at the time production ended. A severance accrual of approximately $2,500, established during 2006 and the first quarter of 2007, was reversed at the time of sale. The reversal of the accrual was reflected as an offset to the loss on sale of business calculation.

11)          Business Combination -

In May 2007, the Company acquired all outstanding shares of a company in Denmark which produces steering columns. The acquired company, with annual sales of approximately $4,700, was previously a supplier and was acquired in order to control production and delivery of steering columns used in Work Function products. The Company has consolidated the financial results since the date of acquisition. The purchase price was allocated to inventory and property, plant, and equipment. Goodwill of approximately $2,200 represents the excess of cost over the fair value of net tangible assets and represents a preliminary allocation of the purchase price, subject to valuation finalization, expected to be completed in 2007.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended September 30, 2007 and 2006:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2007
Trade sales	$207,637	$124,479	$119,655	$—	$451,771

Segment income (loss)	24,530	880	6,837	(12,135)	20,112
Interest expense, net					(5,600)
Minority interest					(869)
Income before income taxes					13,643

Depreciation and amortization	10,775	8,233	4,868	1,381	25,257
Capital expenditures	12,531	5,375	10,536	1,908	30,350

September 30, 2006
Trade sales	$166,627	$113,178	$102,090	$—	$381,895

Segment income (loss)	15,156	6,311	8,657	(15,268)	14,856
Interest expense, net					(4,293)
Minority interest					(1,949)
Income before income taxes					8,614

Depreciation and amortization	10,964	6,520	4,558	949	22,991
Capital expenditures	9,109	6,659	6,328	765	22,861

Nine months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2007
Trade sales	$707,366	$399,343	$371,667	$—	$1,478,376

Segment income (loss)	111,237	2,254	16,737	(38,938)	91,290
Interest expense, net					(16,720)
Minority interest					(15,512)
Income before income taxes					59,058

Depreciation and amortization	32,391	24,388	14,684	3,730	75,193
Capital expenditures	32,914	22,314	23,556	4,252	83,036

September 30, 2006
Trade sales	$655,435	$359,292	$320,983	$—	$1,335,710

Segment income (loss)	94,583	18,233	37,851	(45,958)	104,709
Interest expense, net					(13,323)
Minority interest					(18,094)
Income before income taxes					73,292

Depreciation and amortization	31,829	19,287	12,955	3,640	67,711
Capital expenditures	22,897	25,846	15,182	1,284	65,209

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2007	2006	2007	2006	2007	2006
United States	$155,370	$147,448	$569,757	$583,115	$182,625	$174,259
Germany	45,360	46,526	153,588	136,432	55,796	59,140
Italy	34,588	26,654	110,113	89,408	35,148	30,701
Denmark (3)	7,547	6,840	22,928	20,846	210,840	197,187
Other countries	208,906	154,427	621,990	505,909	191,015	167,924
Total	$451,771	$381,895	$1,478,376	$1,335,710	$675,424	$629,211

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

No single customer accounted for 10 percent or more of total consolidated sales in any period presented.

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

Executive Summary — Three months ended September 30, 2007

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.

The following table summarizes the Company’s third quarter 2007 and 2006 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended September 30, 2006	Currency Fluctuations	Underlying increase	Three months ended September 30, 2007
Net sales	$381.9	$21.4	$48.5	$451.8
Gross profit	82.5	5.6	6.1	94.2
% of Sales	21.6%			20.8%

Selling, general and administrative	51.0	2.4	1.5	54.9
Loss on sale of business	—	—	0.7	0.7
Research & development	15.6	0.7	0.2	16.5
Total operating costs	66.6	3.1	2.4	72.1
Operating income	$15.9	$2.5	$3.7	$22.1
% of Sales	4.2%			4.9%

Net sales for the third quarter 2007 increased 13 percent over third quarter 2006, excluding the effects of currency. Sales increased 17 percent excluding the effects of currency and the divestitures of product lines in Swindon, England and the DC motors business. Sales increased in all regions and segments. Excluding the impacts of currency and divestitures, sales grew 28 percent in Asia Pacific, 21 percent in Europe and 10 percent in the Americas. Sales in the Propel segment were up 20 percent. Sales in the Controls segment grew 22 percent, followed by an increase of 8 percent in the Work Funcion segment.

Operating income increased 23 percent, excluding the impacts of currency. Several factors contributed to the increased operating income. The operating margin in the Propel segment increased nearly 3 percentage points. Total restructuring costs declined $1.2 million compared to the three months ended September 30, 2006. Costs incurred to implement a common company-wide business system also declined nearly $0.9 million and incentive plan costs declined $1.1 million. Offsetting these decreases were an additional $0.5 million costs related to a major lean project in Denmark, $0.7 million of costs related to the start-up of a European financial shared services center, as well as increasing headcount, particularly for sales and marketing functions.

The Company incurred an additional loss of $0.7 million during the three months ended September 30, 2007 related to the sale of the assets and product lines which were manufactured in Swindon, England and the sale of the DC motors business. These additional charges were primarily related to the transfer of software licenses and transaction costs.

Restructuring charges incurred during the third quarter of 2007 were $1.7 million, down from the $2.9 million incurred during the third quarter of 2006. The Propel and Controls segments incurred costs related to restructuring activities to relocate production lines, with the majority of the costs charged to cost of sales.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	14%	9%	24%	17%
Construction/Road Building	(2)	33	13	10
Specialty	16	48	11	14
Distribution	8	16	10	10

Agriculture/Turf Care

Sales into the agriculture/turf care market increased in all regions during the third quarter of 2007 compared to the third quarter of 2006. The sales increase in the Americas is driven by a strengthening agriculture market due to strong commodity prices which was offset by a slow turf care market resulting from sharp declines in housing starts and increasing energy prices. Agriculture sales in Europe continue to be strong as a result of the positive economic development in Europe, as well as new sales into the Russian markets. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care markets, therefore the increase in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Overall there was an increase in sales into the construction/road building markets during the third quarter of 2007 compared to the third quarter of 2006. The slight decline in the Americas is driven by continued reduction in new housing starts. Sales into the European construction/road building market increased 13 percent. The increase was primarily driven by the construction market and was due primarily to strengthening economic conditions in Europe. Sales into the Asia-Pacific construction/road building markets were up 33 percent, due primarily to the continued strength of the road building market in China.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the strong sales growth in the specialty markets in the third quarter. Sales into the telehandler, mining applications, forestry and street sweeper markets were all strong during the third quarter of 2007.

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

(in millions)	Three months ended September 30, 2006	Currency Fluctuations	Underlying increase (decrease)	Three months ended September 30, 2007
Net sales
Propel	$166.6	$7.6	$33.4	$207.6
Work Function	113.2	7.2	4.1	124.5
Controls	102.1	6.6	11.0	119.7

Segment income (loss)
Propel	$15.2	$1.4	$7.9	$24.5
Work Function	6.3	0.3	(5.7)	0.9
Controls	8.7	0.9	(2.8)	6.8
Global Services and other expenses, net	(15.3)	(0.7)	3.9	(12.1)

Propel Segment

The Propel segment experienced a strong 20 percent increase in sales, excluding the effects of currency fluctuations, during the third quarter 2007 compared to 2006, mainly due to strong demand in the European markets throughout the summer months. Segment income increased an even stronger 52 percent during the quarter. The Propel segment experienced a 3 percentage point increase in operating profit margin during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The Propel segment experienced some margin decline during the third quarter of 2006 as a result of the U.S. locations implementing the common business system and working through some related inefficiencies. Restructuring charges decreased $0.9 million during the three months ended September 30, 2007 as compared to the three months ended Septemeber 30, 2006.

Work Function Segment

Sales in the Work Function segment increased 4 percent, excluding the effects of currency fluctuations, in the third quarter of 2007. Despite the increase in sales, Work Function segment income decreased compared to the third quarter of 2006. Continued investment in a major lean project in Denmark resulted in costs of $0.5 million, contributing to the decline in segment income. Operational issues contributed $2.4 million of costs due to expedited freight costs and increased overtime to keep up with increasing demand, primarily in Denmark.

Controls Segment

Net sales in the Controls segment for third quarter 2007, excluding the effects of currency fluctuations, increased 11 percent compared to the third quarter 2006. Despite the increases in sales, segment income declined during the third quarter of 2007. The decline is mainly due to increased order fulfillment costs, air freight and overtime of $1.9 million due to increased demand levels for certain products in the Controls segment. Restructuring costs were also $0.2 million higher in the third quarter 2007 compared to the third quarter 2006.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $3.9 million excluding the impacts of currency, due primarily to a reduction in incentive costs.

Income Taxes

The Company’s effective tax rate was 60 percent for the third quarter of 2007 compared to 18 percent for the same period in 2006. The effective tax rate increased during the third quarter of 2007 primarily due to an increase in deferred tax expense in Germany due to a legislative statutory tax rate reduction from approximately 38 percent to approximately 29 percent, resulting in reductions of deferred tax assets. In addition, the Company incurred one time losses in 2007 that are not able to be tax benefited. In third quarter 2006, tax expense was offset by the reversal of valuation allowance on deferred tax assets related to foreign and research credits that were expected to be utilized. The Company’s effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Nine months ended September 30, 2007

The following table summarizes the Company’s results from operations for the Nine months ended September 30, 2007 and 2006, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine months ended September 30, 2006	Currency Fluctuations	Underlying increase (decrease)	Nine months ended September 30, 2007
Net sales	$1,335.7	$64.5	$78.2	$1,478.4
Gross profit	316.9	17.4	(3.2)	331.1
% of Sales	23.7%			22.4%

Selling, general and administrative	163.0	7.8	6.4	177.2
Loss on sale of business	—	—	8.7	8.7
Research & development	45.6	2.3	2.6	50.5
Total operating costs	208.6	10.1	17.7	236.4
Operating income	$108.3	$7.3	$(20.9)	$94.7
% of Sales	8.1%			6.4%

Net sales for the nine months ended September 30, 2007 increased 6 percent compared to the nine months ended September 30, 2006, excluding the effects of currency. Sales increased 8 percent excluding the effects of currency and the divestitures of product lines in Swindon, England and the DC motors business. Sales increased in all regions and segments. Excluding the impacts of currency and divestitures, sales grew 13 percent in Europe, 11 percent in Asia Pacific, and 2 percent in the Americas. Sales in the Work Function segment were up 16 percent. Sales in the Controls segment grew 13 percent, followed by an increase of 1 percent in the Propel segment.

There were several factors contributing to the decrease in operating income, excluding the effects of currency. Operational issues contributed $14.0 million of costs. These costs related to work stoppages in Denmark due to contract negotiations and increased order fulfillment costs related to expediting and overtime costs to meet increased demand in the Work Function and Controls segments. Also contributing to the decreased operating income was a $6.4 million increase in selling, general, and administrative costs excluding the effects of currency. This increase is primarily attributed to $2.3 million costs related to the start-up of a European financial shared services center, as well as increasing headcount, particularly for sales and marketing functions. Research and development costs increased $2.6 million excluding the impacts of currency, primarily driven by increasing headcount and ongoing product development in the Controls segment.

The Company incurred a loss of $6.7 million related to the sale of the direct current (DC) electric motor business located in Berching, Germany and a loss of $2.0 million on the sale of the assets and product lines which were manufactured in Swindon, England during the nine months ended September 30, 2007. These activities were part of the Company’s plan to divest of product lines that do not fit the Company’s long-term strategic direction.

During the nine months ended September 30, 2007, the Propel and Controls segments incurred $9.1 million of restructuring costs primarily to relocate production lines to other production facilities within the Company and to close the LaSalle, Illinois plant. Restructuring charges incurred during the nine months ended September 30, 2006 were $10.3 million, primarily related to restructuring in the Propel and Work Function segments.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(1)%	1%	13%	3%
Construction/Road Building	(17)	12	12	(1)
Specialty	18	32	12	14
Distribution	5	10	9	8

Agriculture/Turf Care

Sales into the agriculture/turf care markets were up slightly during the nine months ended September 30, 2007 compared to the same period in 2006. The 1 percent decrease in the Americas is primarily driven by slowing turf care sales resulting from sharp declines in housing starts and increasing energy prices. Agriculture sales increased  in the Americas due to strengthening commodity prices resulting partly from rapidly expanding ethanol production. Agriculture sales in Europe continue to be strong as a result of the positive economic development in Europe. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care markets, therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales into the construction/road building markets decreased slightly during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease is driven by the Americas region, which is primarily the result of a reduction in new housing starts. Sales into the European construction/road building markets increased 12 percent. This increase was driven by the construction market and was due primarily to strengthening economic conditions in Europe. Sales into the Asia-Pacific construction/road building market were also up 12 percent due primarily to continued strength in the Chinese road building market.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the strong sales growth in the specialty markets in the third quarter. Sales into the telehandler, energy-related marine and offshore equipment, mining applications, and street sweeper markets were all strong.

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

The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Nine months ended September 30, 2006	Currency Fluctuations	Underlying increase (decrease)	Nine months ended September 30, 2007
Net sales
Propel	$655.4	$21.2	$30.8	$707.4
Work Function	359.3	23.3	16.7	399.3
Controls	321.0	20.0	30.7	371.7

Segment income (loss)
Propel	$94.6	$4.3	$12.3	$111.2
Work Function	18.2	1.1	(17.1)	2.2
Controls	37.9	2.0	(23.2)	16.7
Global Services and other expenses, net	(46.0)	(1.8)	9.0	(38.8)

Propel Segment

The Propel segment experienced a 5 percent increase in sales, excluding the effects of currency fluctuations, during the nine months ended September 30, 2007 compared to 2006. Segment income increased 13 percent during the same period. Several factors contributed to this increase. The Propel segment showed a 1 percentage point increase in operating profit margin during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase is due partly to a $1.7 million reduction in restructuring costs classified in cost of goods sold as well as reduced field recall costs of approximately $0.8 million.

Work Function Segment

Sales in the Work Function segment increased 5 percent, excluding the effects of currency fluctuations, during the nine months ended September 30, 2007. Despite the increase in sales, Work Function segment income decreased compared to the nine months ended September 30, 2006. Continued investment in a major lean project in Denmark resulted in $4.1 million of charges. Operational issues contributed an additional $4.9 million of costs due primarily to increased order fulfillment charges and costs associated with work stoppages in Denmark. In March 2006, the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant. Expense of $2.8 million was recognized during the nine months ended September 30, 2006 related to asset impairment and future employee termination payments. During 2007, the assets and product lines which were manufactured in Swindon, England were sold, and a loss on the sale of $2.0 million was recognized.

Controls Segment

Net sales in the Controls segment for the nine months ended September 30, 2007, excluding the effects of currency fluctuations, increased 10 percent compared to the nine months ended September 30, 2006. Despite the increase in sales, segment income declined. The decline is mainly due to a loss of $6.7 million on the sale of the DC electric motor business in March 2007 and $3.2 million of costs to reorganize the DC and AC electric motors business prior to the sale. Expediting and overtime costs of $8.7 million were also incurred due to increased demand for certain products in the Controls segment. Research and development costs increased $2.1 million excluding the impacts of currency due primarily to continued investment in new product development.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $9.0 million excluding the impacts of currency, or 20 percent. This is primarily due to a $7.0 million reduction in incentive costs during the nine months ended September 30, 2007, as well as a reduction of $1.6 million in costs associated with the implementation of the Company’s common business system.

Income Taxes

The Company’s effective rate was 35 percent for the nine months ended September 30, 2007 compared to 24 percent for the same period in 2006. The effective tax rate was lower in 2006 because tax expense associated with income in the U.S. was offset by the reversal of valuation allowances on deferred tax assets related to foreign and research credits that are expected to be utilized. The Company’s effective tax rate can also vary significantly from period to period due to the mix of earnings between countries.

Order Backlog

The following table shows the Company’s order backlog at September 30, 2007 and 2006 and orders written in the nine-month periods ended September 30, 2007 and 2006, separately identifying the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	2006	Currency Fluctuation	Underlying increase	2007
Backlog at September 30	$568.4	$42.5	$147.2	$758.1
Orders written	1,450.2	75.4	77.9	1,603.5

Total order backlog at September 30, 2007 was $758.1 million, compared to $568.4 million at September 30, 2006, an increase of 33 percent. Excluding the effect of currency fluctuations, order backlog increased 26 percent during this same period. New sales orders written during the nine months ended September 30, 2007 were $1,603.5 million, an increase of 5 percent over 2006, excluding the impact of currency fluctuations.

In recent years backlog information has become less reliable as an indicator of future sales levels as customers alter their sales order patterns. The 5 percent increase in orders written during the nine months ended September 30, 2007 is reflective of the strong sales levels compared to 2006. Backlog remains strong at September 30, 2007 with over $758 million of customer orders received for future delivery.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related expense of $3.5 million was incurred during the nine months ended September 30, 2007, compared to expense of $3.7 million during the same period in 2006.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2006 and September 30, 2007.

In 2005, the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at September 30, 2007 was an asset of $3.2 million.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. The

Company has not entered into any new interest rate swap agreements as of September 30, 2007. Additional information regarding interest rate swaps is set forth in the Company’s most recent annual report filed on Form 10-K and is incorporated herein by reference. There has been no material change in this information.

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

The Company has a multicurrency revolving credit facility (the facility) to permit unsecured borrowings up to $300.0 million through December 2010. The facility includes an additional 40 million euro term loan facility that matures in 2013. At September 30, 2007 there was $167.8 million outstanding under the facility, compared to $158.5 million outstanding at December 31, 2006. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was $99.0 million during the nine months ended September 30, 2007 compared to $154.0 million for the nine months ended September 30, 2006.

Changes in operating assets and liabilities resulted in $26.7 million cash used during the nine months ended September 30, 2007 compared to $8.8 million of cash provided during the nine months ended September 30, 2006. The increase in cash used in 2007 is the result of increases in accounts receivable balances driven by strong third quarter sales in 2007, as well as a decrease in cash provided by accounts payable and accrued liabilities of $24.3 million.

Cash Used in Investing Activities

Capital expenditures in the first nine months of 2007 were $83.0 million compared to $65.2 million in the first nine months of 2006. In 2007, the Company received proceeds from the sale of businesses, net of cash paid to acquire a business, of $7.0 million.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. Dividend payments in 2007 were $25.0 million compared to $19.1 million in 2006. Net borrowings provided $5.7 million of cash in the first nine months of 2007 compared to net repayment of borrowings which used $56.7 million of cash in 2006. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

Outlook

Sales levels are expected to remain strong throughout 2007. As noted earlier, operating income has been negatively impacted in the first nine months of 2007 by operational issues involving capacity and increased costs to deliver products to customers. The Company is addressing these issues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Registrant’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2007 was made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

The Company has established a European Financial Shared Service Center which began to manage the accounts payable, accounts receivable, fixed assets and general ledger processes for four of the Company’s European sales locations during the third quarter of

2007. There were no material changes to internal controls related to the implementation of the Shared Service Center. Processes for the remaining European locations will be transitioned to the Shared Service Center during the remainder of 2007 and 2008.

In addition, the Company implemented a new business system at two of its European sales locations during the third quarter of 2007. This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings. While other controls within the system environment were changed as a result of the conversions, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has discovered that it may not have provided all components of the prospectus for the Company stock fund to some participants in its 401(k) plans. To the extent the prospectus delivery requirements of the Securities Act of 1933 applied to transactions by these participants in the Company stock fund, the affected participants may be eligible to rescind their stock fund purchases made during the one-year rescission period provided under the Securities Act.

Participants in the plans who may be eligible for rescission purchased plan interests involving approximately 25,000 shares of Company common stock from October 1, 2006 through September 30, 2007. Although the actual rescission period may begin somewhat after October 1, 2006 and end somewhat later than September 30, 2007, the Company believes that its potential liability for the rescission remedy would not be material to its financial condition or results of operations. The Company is in the process of distributing the required prospectus components to all 401(k) plan participants who invest in the Company stock fund and has instituted new procedures to insure future compliance with the prospectus delivery and record keeping requirements.

Item 6. Exhibits.

Exhibit No.	Description of Document

10.1	The Executive Employment Agreement with Wolfgang Schramm dated October 1, 2007, is attached hereto.
10.2	The Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan is attached as Exhibit 10 to the Company’s Form 8-K filed on September 17, 2007, and is incorporated herein by reference.
10.3

The Employment Separation Agreement and General Release between James R. Wilcox and the Company dated August 14, 2007 is attached as Exhibit 10 to the Company’s Form 8-K filed on August 17, 2007, and is incorporated herein by reference.

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

Date: November 2, 2007