Form 10-K
period 2007-12-31
SAUER DANFOSS INC
filed 2008-03-11
CIK 865754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER: 1-14097

SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Parkway Drive, Suite 270, Lincolnshire, Illinois	60069
Krokamp 35, Neumünster, Germany	24539
(Address of principal executive offices)	(Zip Code)

(515) 239-6000
(Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"). Yes ☐ No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

         Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

         The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2007 was $327,228,937. (The registrant does not have any other authorized common equity.)

         As of March 10, 2008 there were 48,251,396 shares of common stock, $0.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the annual meeting of stockholders to be held June 12, 2008 are incorporated by reference into Part III.

PART I

Item 1.    Business.

(a)   General Development of Business

        Sauer-Danfoss Inc. (the Company), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss is a global leader in the development, manufacture, and marketing of advanced systems for the distribution and control of power in mobile equipment. The Company designs, manufactures, and markets hydraulic, electronic, electric, and mechanical components, as well as software and integrated systems that generate, transmit, and control power in mobile equipment. Principal products are hydrostatic transmissions, gear pumps and motors, orbital motors, hydrostatic steering units, proportional load-sensing valves, microprocessor controls, electric drives, and electrohydraulics. The Company sells its products to original equipment manufacturers (OEMs) of highly engineered, off-road vehicles who use Sauer-Danfoss products to provide the hydraulic and electronic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the agriculture, construction, road building, turf care, material handling, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.

        During 2007 the Company sold its direct current (DC) motor business. The sale resulted in a loss of approximately $6.6 million, including transaction costs, reported in the Controls segment. The Company also sold the assets and product lines located in the Swindon, England location. The assets were used to produce customized open circuit gear pumps. Open circuit gear pumps and motors continue to be produced at other locations within the Company. The Company recognized a loss on the sale of approximately $2.4 million, including transaction costs, reported in the Work Function segment.

        In May 2007 the Company acquired all outstanding shares of a company in Denmark which produces steering columns. The acquired company, with annual sales of approximately $4.7 million, was previously a supplier and was acquired in order to control production and delivery of steering columns used in Work Function products. The Company has consolidated the financial results since the date of acquisition.

        An accounting error related to accounting for income taxes was identified which resulted in restating the previously issued 2005 financial statement amounts. The error relates to application of branch accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The impact of the restatement in 2005 resulted in an increase to income tax expense and a decrease to net income of $3.9 million, or $0.08 per share. Refer to Note 19 in the Notes to Consolidated Financial Statements on pages F-35 through F-37 for further discussion.

(b)   Financial Information About Segments

        The Company reports its operating segments based on its product lines of Propel, Work Function, and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Products in the Controls segment include electrohydraulic controls, microprocessors, electric drives, and valves that control and direct the power of a vehicle. Information about the Company's reportable segments defined by product lines is set forth in Note 18 in the Notes to Consolidated Financial Statements on pages F-33 through F-35 of this report and is incorporated herein by reference.

(c)   Description of Business

        Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's segments and geographic regions is set forth in Note 18 in the Notes to Consolidated Financial Statements on pages F-33 through F-35, and is incorporated herein by reference. No individual customer accounted for 10 percent or more of the Company's total net sales in 2007, 2006, or 2005.

Propel Segment

Hydrostatic Transmissions

        Sauer-Danfoss designs, manufactures, and markets a range of closed circuit axial and bent axis piston hydrostatic transmissions for the propulsion of mobile equipment in the Americas, Europe, and Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction, road building, specialty, and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment. The Company manufactures these hydrostatic transmissions at its facilities in Ames, Iowa; Sullivan, Illinois; Princeton, Kentucky; Freeport, Illinois; Neumünster, Germany; Dubnica nad Váhom, Slovakia; Povazská Bystrica, Slovakia; Shanghai, China; and Osaka, Japan.

Open Circuit Piston Pumps

        Sauer-Danfoss designs, manufactures, and markets open circuit piston pumps used to transform mechanical power from the engine to hydraulic power for the various functions of the vehicle. The advantages of open circuit piston pumps compared to other types of pumps, such as vane or gear pumps, are the high degree of control within the work function hydraulic system and the more efficient use of engine power. These products are designed and manufactured at facilities in Ames, Iowa and Dubnica nad Váhom, Slovakia.

Work Function Segment

Open Circuit Gear Pumps and Motors

        Sauer-Danfoss designs, manufactures, and markets a broad range of high-performance standard gear pumps and motors. Gear pumps and motors are the most widely used type of mobile hydraulic pumps and motors in the industry. The Company manufactures gear pumps and motors at its Lawrence, Kansas; Bologna, Italy; and Povazská Bystrica, Slovakia facilities.

Low Speed High Torque Motors

        Sauer-Danfoss designs, manufactures, and markets a complete line of geroller and gerotor motors at its Lawrence, Kansas, and Nordborg, Denmark, facilities. These motors are used for both propel and work functions in all served markets.

Steering Units

        Sauer-Danfoss designs, manufactures, and markets hydrostatic steering units to customers throughout the world. The Company manufactures steering units in Nordborg, Denmark; Kolding, Denmark; Wroclaw, Poland; and Pune, India. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for agricultural tractors, combines, turf care, marine, and earthmoving equipment.

Controls Segment

Mobile Electronics

        Sauer-Danfoss designs, manufactures, and markets electronic controls including microprocessor-based controls, electronic sensors, and joysticks through its electrohydraulics operations in Minneapolis, Minnesota, and Älmhult, Sweden, and also designs electrohydraulic products in Neumünster, Germany; Redditch, United Kingdom; Cento, Italy; and Nordborg, Denmark. Electrohydraulic controls and sensors integrate hydraulics, hydrostatic transmissions, and mechanical components with electronic controls and are used by OEMs of mobile equipment to control the Company's hydraulic systems, as well as the hydraulic systems of other manufacturers. The electrohydraulic products bring together the propulsion and work functions by providing standard or custom-designed controls.

        Additionally, the Company designs and manufactures alternating current (AC) electric motors and generators through its electric drives operations in Odense, Denmark. The Kaiserslautern, Germany, facility designs inverters used to control the AC electric motors which are manufactured by the facility in Älmhult, Sweden.

Control Valves

        Sauer-Danfoss designs, manufactures and markets a variety of spool type control valves to meet its customers' needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to very simple low cost valves for compact utility tractors. These products are manufactured in facilities located in Caxias do Sul, Brazil; Nordborg, Denmark; Easley, South Carolina; and Pune, India.

        The Company also designs, manufactures and markets a complete line of cartridge valves and hydraulic integrated circuits in facilities located in Reggio Emilia, Italy; Hillsboro, Oregon; Easley, South Carolina; and Caxias do Sul, Brazil. Aerial lift platforms and road building equipment are significant users of cartridge valves.

Major Markets and Applications

Construction and Road Building	Agriculture and Turf Care	Material Handling and Specialty Vehicles
Chip spreaders	Combines	Industrial lift trucks
Concrete pumps	Cotton pickers	Warehouse trucks
Concrete saws	Detasselers	Logging equipment
Crawler dozers	Seeders	Marine equipment
Crawler loaders	Sprayers	Mining equipment
Ditchers/trenchers	Harvesters	Oil field equipment
Excavators	Tractors	Railway maintenance vehicles
Grinders	Windrowers	Rough terrain fork lifts
Landfill compactors	Commercial wide-area,	Self-propelled boom aerial lifts
Pavers	walk-behind mowers	Self-propelled scissor aerial lifts
Planers	Commercial zero-turn mowers	Snow groomers
Rollers	General turf maintenance	Sweepers
Skid steer loaders	equipment	Tree shakers
Transit mixers	Lawn and garden tractors	Truck and bus fan drives
Utility tractors
Wheel loaders

General Characteristics

        Sauer-Danfoss sells both standard and customized products, with most products being built to order. With respect to some of the most technologically demanding vehicles, such as those used in agriculture, forestry, construction, and road building, Sauer-Danfoss' engineers work closely with customers from design through manufacture of the final product. The research and design phase, which is funded by the Company, can range from a few weeks to as long as four to six years for a major application. Once the design has been accepted and the customer has placed an order, the manufacturing process typically takes only a few days.

        Sauer-Danfoss operates 23 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. The Company sells and distributes its products directly to large OEMs and serves smaller OEMs through Company-owned sales companies or independent distributors.

        In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years, from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company's warranty expense has been less than one percent of net sales in each of the past three years.

        Because many of its products are designed and developed in conjunction with its customers' design teams to fit their specific needs and to minimize inventory levels, the Company primarily manufactures products to order. The Company typically machines components with long lead times according to a sales forecast and machines certain unique components for specific customers according to firm orders. Inventories at the Company's manufacturing sites consist primarily of raw materials and machined iron housings and components. Limited amounts of assembled finished units are maintained in inventory at the manufacturing sites. Some of the Company's sales locations maintain inventory that consists primarily of finished units manufactured specifically for distribution to customers in those locations.

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

Raw Materials

        The Company purchases iron housings and components from various U.S., European, and Asian foundries and metal suppliers. The principal materials used by the Company are iron, steel, brass, and aluminum. All materials used by the Company are generally available from a number of sources in quantities sufficient to meet current requirements. The Company has a global supplier quality program that it uses to ensure all suppliers meet the Company's quality expectations.

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

        To ensure worldwide availability of the Company's design of products, the Company has, in the past, licensed its technology to unaffiliated companies in certain countries. The Company does not currently have any such license agreements in place. The Company currently has license agreements in place as part of joint ventures in which the Company participates to manufacture or distribute the Company's technology.

Seasonality

        Seasonal patterns in retail demand for agricultural, construction, road building, and turf care equipment sold by the Company's customers result in variations in the volume and mix of products sold by the Company during various times of the year. Historically, the Company has higher sales levels in the first half of the year. Seasonal demand must be estimated in advance, and products must be manufactured in anticipation of such demand in order to achieve efficient utilization of labor and production resources.

Working Capital

        The Company has historically funded its working capital requirements through cash flow from operations and its various credit facilities.

Backlog

        At December 31, 2007 the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2008) was $921 million, an increase of 38 percent from December 31, 2006, excluding the impact of currency fluctuation. Historically, backlog comparisons have been a good indicator of the Company's future business level, but the value of those comparisons depends on the degree to which customer ordering behavior remains constant from year to year. Customers can increase, cancel, or reschedule orders, so some customers place orders in excess of their actual needs in order to ensure that adequate quantities will be available. In such a case, the customer may ultimately cancel a portion of its order. Because of the high demand for the Company's products in recent months, the Company's management believes that at least part of the increased backlog at December 31, 2007 is a product of this type of customer behavior.

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

  Open Circuit Piston Pumps and Gear Pumps and Motors Market

        The open circuit work function market is fragmented with a large number of suppliers of all types of products and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker-Hannifin Corporation, Casappa S.p.A. and Haldex, and in Japan, Shimadzu. The supply of standard gear pumps and motors is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

  Low Speed High Torque Motor Market

        There are a limited number of competitors who can provide a complete line of low speed, high torque motors (LSHT). Competitors include Eaton Corporation, Bosch Rexroth AG, White Hydraulics, Parker-Hannifin Corporation, and M&S Hydraulics. This market is highly price-competitive and is growing, providing Sauer-Danfoss opportunity to develop new products to increase market share.

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

  Mobile Electronics Market

        In the mobile electronics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves, electronic sensors, and controls, there is a wide range of niche suppliers in limited geographic markets. In recent years larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company also produces alternating current (AC) motors and controls and is well equipped to serve customers in these segments with either a hydraulic solution or an electric solution for their propel and work function needs. The Company believes it is well positioned to establish itself as a technology leader in the work function and propel segments, as there is no clearly established technology in this sector that is deemed to be an industry standard.

  Control Valves Market

        The control valves marketplace is fragmented with a large number of suppliers, most of which are focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of its customers. Competitors who provide partial lines include Hydra-Force, Sterling Hydraulics, Husco, Sun Hydraulics, Integrated Hydraulics, Walvoil, and Oil Control, plus many others. Complete global control valve line competitors are limited to Parker-Hannifin Corporation, Bosch Rexroth AG, and Eaton Corporation.

Research and Development

        The Company's research and development expenditures during 2007, 2006, and 2005 were approximately $70.6 million, $61.9 million, and $58.7 million, respectively.

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

Employees

        As of December 31, 2007, 2006, and 2005 the Company had approximately 9,800, 9,200, and 8,600, employees, respectively. Of its full time employees at December 31, 2007, approximately 3,500 were located in the Americas with the remaining located in Europe and Asia. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.

Financial Information about Geographic Areas

        Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 18 in the Notes to Consolidated Financial Statements on pages F-33 through F-35 of this report, and is incorporated herein by reference.

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

Item 1A.    Risk Factors.

        The Company's business, financial condition, results of operations and cash flows can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this annual report on Form 10-K, any one of which could cause actual results to vary materially from recent results or from anticipated future results.

International Operations

        The Company depends on the strength of the economies in various parts of the world, particularly in the U.S. and Europe. As a result of this worldwide exposure, net revenue and profitability may be harmed as a result of economic conditions in the major markets in which the Company operates, including, but not limited to, recessions, inflation and deflation, general weakness in the agriculture, construction and specialty markets, changes in governmental laws and policies, and changes in consumer purchasing power.

Technology Change

        The hydraulic industry and markets for component parts of mobile hydraulics are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. Although the Company believes that it has the technological capabilities to remain competitive, technological advances or developments by competitors or others could result in the Company needing to make significant capital expenditures in order to remain competitive and to avoid material adverse effects on its business, financial conditions and results of operations.

Implementation of New Business System

        The Company is in the process of implementing a common business system at all locations. Any significant problems incurred related to this system implementation may delay or stop manufacturing and hinder the Company's ability to ship product in a timely manner or affect the Company's ability to access financial information. These problems could result in the loss of customers, a decrease in revenue or significant costs to correct the problem.

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

Pricing and Competitive Pressures from OEM Customers

        A majority of the Company's sales are directly to OEM customers. Increasingly, OEM customers are seeking to use their positions as volume purchasers in the mobile hydraulics market to obtain preferential pricing and to obtain substantial quality assurance protection from suppliers.

Currency Exchange Rates

        The Company has a number of manufacturing sites throughout the world and sells products in several countries other than those where the product is manufactured. As a result, the Company has exposure to changing exchange rates between the various currencies in its customer's countries and the currencies in which the Company's manufacturing facilities are located. The Company's most significant foreign currency exposures are the euro, Japanese yen, Slovakian koruna, Polish zloty, and Danish kroner. Exchange rate fluctuations between these currencies and against the U.S. dollar could adversely affect the Company's results of operations. The Company does enter into forward contracts to reduce the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.

Cyclicality: Risks Associated with General Economic Conditions

        The capital goods industry in general and mobile hydraulics industry in particular are subject to economic cycles. Cyclical downturns have in the past had and could in the future have a material adverse effect on the demand for the Company's products and, consequently, on the Company's business, financial condition, and results of operations. Demand for the Company's products is dependent upon the general condition of the off-highway mobile equipment industry which may be affected by numerous factors, including levels of construction activity, weather conditions and interest rates. The Company's results of operations are also subject to price competition and the cost of supplies and labor, both of which are affected by general economic conditions. The Company derives substantial sales from cyclical industries, including the turf care, material handling, construction and agricultural equipment industries. Periods of economic recession in the U.S. or Europe or any other major industrial market could cause a substantial decrease in the Company's net sales and have a material adverse effect on the Company's business, financial condition and results of operations.

Income Tax Estimates

        The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is periodically under audit by tax authorities. Although management believes its tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. If the outcome of a given tax audit or related litigation is materially different from the Company's estimates, the determination could result in material differences between the Company's originally reported income tax provision or net income and the final reported financial results.

Catastrophic Events

        Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt the Company's operations, disrupt the operations of suppliers or customers, or result in political or economic instability. These events could reduce demand for hydraulic and electric products and make it difficult or impossible for the Company to manufacture products, deliver products to customers, or to receive products from suppliers.

        The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting the Company or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that are currently believed to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on the Company's business, financial condition, and results of operations.

Item 2.    Properties.

        Sauer-Danfoss Inc. conducts its manufacturing operations at 23 locations; eight in the United States, three each in Denmark and Italy, two in Slovakia, and one each in Brazil, China, Germany, India, Japan, Poland, and Sweden. The Company leases approximately 15,000 square feet of office space in Lincolnshire, Illinois, where its principal executive offices are located. In addition, the Company has executive offices in Neumünster, Germany. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel	330,000	Owned
Sullivan, Illinois	Propel	205,000	Owned
Freeport, Illinois	Propel	197,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Lawrence, Kansas	Work Function	162,000	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Propel	68,000	Owned
Hillsboro, Oregon	Controls	60,000	Leased
South America
Caxias do Sul, Brazil	Controls	29,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	847,000	Leased
Neumünster, Germany	Propel and Controls	421,500	Owned
Povazská Bystrica, Slovakia	Propel, Work Function and Controls	357,000	Owned
Dubnica nad Váhom, Slovakia	Propel	251,000	Owned
Wroclaw, Poland	Work Function	126,000	Owned
Odense, Denmark	Controls	121,500	Leased
Bologna, Italy	Work Function	85,000	Owned
Reggio Emilia, Italy	Controls	76,500	Leased
Kolding, Denmark	Work Function	34,500	Leased
Älmhult, Sweden	Controls	20,000	Owned
Cento, Italy	Controls	3,500	Leased
India
Pune, India	Work Function and Controls	63,500	Owned
Asia
Shanghai/Pudong, China	Propel and Controls	105,000	Leased
Osaka, Japan	Propel	94,000	Leased

Total		3,916,000

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
David J. Anderson(1)	60	President and Chief Executive Officer	2000
Hans J. Cornett(1)	57	Executive Vice President Chief Marketing Officer	2000
Thomas K. Kittel(1)	59	Executive Vice President and President Propel Division	2000
Henrik Krabsen(1)	46	Executive Vice President and President Work Function Division	2007
Karl J. Schmidt(1)	54	Executive Vice President and Chief Financial Officer	2002
Wolfgang Schramm(2)	53	Executive Vice President and President Controls Division	2007
Ronald C. Hanson(3)	45	Vice President—Human Resources	2003
Kenneth D. McCuskey(1)	53	Vice President and Chief Accounting Officer, Secretary	2000
Charles M. Cohrs(4)	45	Treasurer	2005

(1)
These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(2)
Prior to joining the Company, Mr. Schramm was employed by Visteon Corporation as Executive Director Advanced Technology.

(3)
Prior to joining the Company, Mr. Hanson was employed by Maytag Corporation as Vice President, Human Resources.

(4)
Prior to joining the Company, Mr. Cohrs was employed by Cable Design Technologies as Treasurer.

PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.

Market and Dividend Information

        The Company's Common Stock is traded on the New York Stock Exchange. Prior to February 2006 the Company's common stock was also traded on the Frankfurt (Germany) Stock Exchange. As of March 4, 2008 there were 246 stockholders of record.

        The Company is currently paying a quarterly dividend, which is subject to Board of Directors approval.

        The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2006, and the quarterly cash dividends declared in 2007 and 2006:

	1st	2nd	3rd	4th	Full Year
2007
High	$41.40	$32.11	$31.95	$28.42	$41.40
Low	$29.89	$25.66	$23.12	$21.96	$21.96
Dividends	$0.18	$0.18	$0.18	$0.18	$0.72
2006
High	$23.13	$25.98	$26.53	$33.56	$33.56
Low	$18.79	$21.55	$22.22	$23.80	$18.79
Dividends	$0.14	$0.14	$0.16	$0.16	$0.60

Performance Graph

        The following graph shows a comparison of the cumulative total returns from December 31, 2002 to December 31, 2007, for the Company, the Russell 2000 Index and the Hemscott, Inc.—Diversified Machinery Index ("Hemscott-Group Index"). The graph assumes that $100 was invested on December 31, 2002 in the Company's common stock, the Russell 2000 Index and the Hemscott-Group Index, a peer group index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SAUER-DANFOSS INC.,
RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON 12/31/02
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING 12/31/07

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2007, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	772,928	$0.00	4,446,829

        The Company does not have any equity compensation plans that were not approved by security holders. Refer to Note 13 in the Notes to the Consolidated Financial Statements on pages F-29 through F-31 of this report for a description of the equity compensation plans.

        Column (a) includes performance units granted in 2005, 2006, and 2007. The extent to which the performance goals established for each grant are met will determine how many shares of common stock are issued upon completion of the three-year performance period. Subsequent to December 31, 2007, the Company's Compensation Committee determined that the 2005 performance units would vest at 57.5 percent of the target levels, based on satisfaction of the performance criteria established when such units were awarded. Therefore, included in the above amounts are the 2005 performance units at 57.5 percent and the 2006 and 2007 performance units at 100 percent of the target levels.

        Column (c) includes 1,261,171 shares available for future issuance under the Company's 1998 Long-Term Incentive Plan, 153,500 shares available for issuance under the Company's Non-Employee Director Stock Option and Restricted Stock Plan, and 3,032,158 shares available for issuance under the Company's 2006 Omnibus Incentive Plan. Each of these plans permits the Company to issue common stock at times other than upon the exercise of options, warrants, or rights; for example, issuance in the form of restricted stock grants.

Item 6.    Selected Financial Data.

SELECTED FINANCIAL DATA

	2007	2006	2005 (As Restated)	2004	2003
	(in millions except per share and employee data)
Operating Data:
Net Sales	$1,972.5	$1,739.1	$1,547.8	$1,404.2	$1,126.8
Gross profit	427.7	396.8	357.7	346.1	252.4
Selling, general and administrative	233.8	215.6	217.1	200.2	156.7
Research and development	70.6	61.9	58.7	51.9	43.4
Impairment charges and loss on disposal of fixed assets	0.4	3.2	1.4	2.1	5.3
Loss on disposal of businesses	9.0	—	—	—	—
Total operating expenses	313.8	280.7	277.2	254.2	205.4
Total interest expense, net	22.7	17.8	15.7	17.4	17.4
Net income	47.2	54.0	34.8	32.6	11.0
Per Share Data:
Income per common share, basic	$0.98	$1.13	$0.73	$0.69	$0.23
Income per common share, diluted	$0.98	$1.12	$0.73	$0.69	$0.23
Cash dividends declared per share	$0.72	$0.60	$0.48	$0.34	$0.28
Weighted average basic shares outstanding	48.1	47.7	47.5	47.4	47.4
Weighted average diluted shares outstanding	48.3	48.2	47.8	47.5	47.5
Balance Sheet Data:
Inventories	$319.5	$272.3	$238.9	$241.6	$198.9
Property, plant and equipment, net	562.8	504.0	450.4	478.5	452.9
Total assets	1,500.4	1,307.1	1,166.5	1,211.6	1,101.8
Total debt	444.0	349.6	332.3	345.1	355.5
Stockholders' equity	525.5	462.1	433.7	442.7	396.4
Debt to total capital(1)	43.1%	40.4%	40.6%	41.7%	45.3%
Other Data:
Backlog (at year-end)	$921.4	$631.0	$504.2	$467.4	$408.6
Depreciation and amortization	102.3	95.7	88.3	82.4	80.4
Capital expenditures	135.6	116.2	95.2	79.3	60.0
EBITDA(2)	212.6	206.1	172.3	170.2	124.0
Cash flows from (used in):
Operating activities	98.1	167.9	116.3	124.8	95.6
Investing activities	(122.2)	(109.3)	(93.3)	(75.5)	(65.0)
Financing activities	22.1	(45.0)	(20.1)	(53.3)	(28.8)
Number of employees (at year end)	9,756	9,167	8,614	8,275	7,409

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

	2007	2006	2005 (As Restated)	2004	2003
Cash flows from operating activities	$98.1	$167.9	$116.3	$124.8	$95.6
Increase (decrease) in working capital, excluding the effects of acquisitions
Accounts receivable, net	38.5	24.5	4.8	30.8	5.6
Inventories	36.6	14.2	24.9	23.5	7.6
Accounts payable	(11.0)	(27.2)	13.3	(22.7)	(6.1)
Accrued liabilities	1.5	(8.5)	(17.6)	(11.1)	(6.2)
Deferred income taxes and other	7.4	0.4	—	(8.8)	10.3
Interest expense, net	22.7	17.8	15.7	17.4	17.4
Tax expense (benefit)	18.8	17.0	14.9	16.3	(0.2)

EBITDA	$212.6	$206.1	$172.3	$170.2	$124.0

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

        Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. It is difficult to determine if past experience is a good guide to the future. While the economy in the U.S. weakened throughout 2007, the economic situation in Europe remained strong. Any downturn in the Company's business segments could adversely affect the Company's revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

        The 2005 financial statement amounts have been restated due to an accounting error identified in 2007. The accounting error relates to application of branch accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The impact of the restatement in 2005 resulted in an increase to income tax expense and a decrease to net income of $3.9 million. Refer to Note 19 in the Notes to the Consolidated Financial Statements for further discussion.

Executive Summary of 2007 Compared to 2006

        The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2006 to 2007. This analysis is more consistent with how the Company's management internally evaluates results.

	2006	Currency fluctuations	Underlying change	2007
	(in millions)
Net Sales	$1,739.1	$98.3	$135.1	$1,972.5
Gross Profit	396.8	24.5	6.4	427.7
% of Net Sales	22.8%			21.7%
Selling, general and administrative	215.6	11.8	6.4	233.8
Research and development	61.9	3.5	5.2	70.6
Loss on sale of business	—	—	9.0	9.0
Impairment charges and loss on disposal of fixed assets	3.2	—	(2.8)	0.4

Total operating costs	280.7	15.3	17.8	313.8

Operating income	116.1	9.2	(11.4)	113.9
% of Net Sales	6.7%			5.8%
Net interest expense	(17.8)	(1.0)	(3.9)	(22.7)
Other expense, net	(5.7)	(2.3)	4.4	(3.6)

Income before taxes and minority interest	92.6	5.9	(10.9)	87.6
Minority interest	(21.6)	0.2	(0.2)	(21.6)

Earnings before taxes	71.0	6.1	(11.1)	66.0
% of Net Sales	4.1%			3.3%
Income tax benefit (expense)	(17.0)	(0.6)	(1.2)	(18.8)

Net income	$54.0	$5.5	$(12.3)	$47.2

        Net sales for the year ended December 31, 2007 increased 8 percent compared to the year ended December 31, 2006, excluding the effects of currency. Sales increased 10 percent excluding the effects of currency and the divestitures of product lines in Swindon, England and the DC motor business. Sales increased in all regions and segments. Excluding the impacts of currency and divestitures, sales grew 14 percent in Europe, 13 percent in Asia Pacific, and 5 percent in the Americas. Sales in the Controls segment were up 17 percent. Sales in the Propel and Work Function segments were up 8 percent.

        Selling, general and administrative costs increased 3 percent during 2007 when compared to the same period in 2006, excluding the effects of currency. This increase is primarily attributed to $1.9 million costs related to the start-up of a European financial shared services center, as well as increasing headcount, particularly for sales and marketing functions. Research and development costs increased $5.2 million excluding the impacts of currency, primarily driven by increasing product development, particularly in the Controls and Propel segments.

        During the year ended December 31, 2007 the Company incurred a loss of $6.6 million related to the sale of the direct current (DC) electric motor business located in Berching, Germany and a loss of $2.4 million on the sale of the assets and product lines which were manufactured in Swindon, England. These activities were part of the Company's plan to divest of product lines that do not fit the Company's long-term strategic direction.

        During the year ended December 31, 2007, the Propel and Controls segments incurred $10.4 million of restructuring costs primarily to relocate production lines to other production facilities within the Company and remaining costs to close the LaSalle, Illinois plant. Restructuring charges incurred during the year ended December 31, 2006 were $13.5 million, primarily related to restructuring in the Propel and Work Function segments.

Operating Results—2007 Compared to 2006

Sales Growth by Market

        The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	2%	4%	15%	6%
Construction/Road Building	(11)	17	13	4
Material Handling/Specialty	14	31	11	13
Distribution	8	9	8	8

Agriculture/Turf Care

        Sales into the agriculture/turf care markets increased 6 percent during the year ended December 31, 2007 compared to 2006. Agriculture sales in Europe continue to be strong as a result of strong markets and favorable commodity prices. Agriculture sales increased in the Americas due to strengthening commodity prices resulting partly from rapidly expanding ethanol production. Increased sales into the Americas agriculture market were offset by decreased sales into the turf care market, primarily driven by the decline in housing starts and concerns regarding the slowing economic conditions.

Construction/Road Building

        Sales into the construction/road building markets increased 4 percent during 2007. The increase is driven by a 13 percent increase in the European construction/road building market due primarily to strong economic conditions, as well as a 17 percent increase in Asia-Pacific due to continued strength in the Chinese road building market. The increases in Europe and Asia-Pacific are offset by decreases in the Americas region, which is primarily the result of a reduction in new housing starts.

Material Handling/Specialty

        Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. All regions contributed to the sales growth in the specialty markets. Growth in the forestry market, particularly in eastern Europe, and demand for aerial lifts in the Americas were major contributors to the overall 13 percent increase in sales in 2007.

Distribution

        Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog

        The following table shows the Company's order backlog and orders written activity for 2006 and 2007, separately identifying the impact of currency fluctuations.

	2006	Currency fluctuation	Underlying increase	2007
	(in millions)
Backlog at December 31	$631.0	$50.4	$240.0	$921.4
Orders written	1,906.8	121.6	201.8	2,230.2

        Total order backlog at the end of 2007 was $921.4 million, compared to $631.0 million at the end of 2006. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 38 percent over 2006. New sales orders written for 2007 were $2,230.2 million, an increase of 11 percent over 2006, excluding the impact of currency fluctuations.

        Backlog information can vary as customers alter their sales order patterns. The 11 percent increase in orders written in 2007 is reflective of the strong sales experienced during the year and backlog remains strong at the end of the year with over $920 million of customer orders received for future delivery.

Business Segment Results

        The following discussion of operating results by reportable segment relates to information as presented in Note 18 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, minority interest, and global service expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.

        The following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year.

	2006	Currency fluctuation	Underlying change	2007
	(in millions)
Net sales
Propel	$839.3	$32.7	$68.7	$940.7
Work Function	471.4	35.0	27.6	534.0
Controls	428.4	30.6	38.8	497.8
Segment income (loss)
Propel	$111.8	$6.1	$28.7	$146.6
Work Function	16.5	1.1	(20.5)	(2.9)
Controls	42.7	2.3	(27.3)	17.7
Global Services and other expenses, net	(60.6)	(2.9)	12.0	(51.1)

Propel Segment

        The Propel segment experienced an 8 percent increase in sales, excluding the effects of currency fluctuations, during 2007. Segment income increased 26 percent during the same period. The Propel segment showed a 2 percentage point increase in operating profit margin during 2007. This increase is due partly to a $3.3 million reduction in restructuring costs classified in cost of goods sold.

Work Function Segment

        Sales in the Work Function segment increased 6 percent, excluding the effects of currency fluctuations, during the year ended December 31, 2007. Despite the increase in sales, Work Function segment income decreased. Continued investment in a manufacturing improvement project in Denmark resulted in $4.1 million of charges. Operational issues contributed an additional $5.5 million of costs due primarily to increased order fulfillment charges and costs associated with work stoppages in Denmark. The weakening of the U.S. dollar during 2007 also had a negative impact on segment income as a result of product manufactured in euro-based countries and sold into the U.S. In March 2006, the Company announced plans to discontinue production of certain product lines manufactured in the Swindon, England plant. Expense of $3.5 million was recognized during the year ended December 31, 2006 related to asset impairment and future employee termination payments. During 2007, the assets and product lines which were manufactured in Swindon, England were sold, and a loss on the sale of $2.4 million was recognized.

Controls Segment

        Net sales in the Controls segment for the year ended December 31, 2007, excluding the effects of currency fluctuations, increased 9 percent compared to 2006. Despite the increase in sales, segment income declined. The decline is mainly due to a loss of $6.6 million on the sale of the DC electric motor business in March 2007 and $3.2 million of costs to reorganize the DC and AC electric motor business prior to the sale. Expediting and overtime costs of $9.6 million were also incurred due to increased demand for certain products in the Controls segment. Research and development costs increased $3.1 million excluding the impacts of currency due primarily to continued investment in new product development.

Global Services and other expenses, net

        Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company's executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $12.0 million excluding the impacts of currency, or 20 percent. This is primarily due to a $7.4 million reduction in incentive costs during the year ended December 31, 2007, as well as a reduction of $2.5 million in costs associated with the implementation of the Company's common business system.

Income Taxes

        The Company's effective tax rate was 28.5 percent in 2007 compared to 24.0 percent in 2006.

        The increase in the effective tax rate in 2007 is primarily related to unrecognized tax benefits of $2.2 million related to the sale of foreign assets.

Executive Summary of 2006 Compared to 2005

        The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2005 to 2006. This analysis is more consistent with how the Company's management internally evaluates results.

	2005 (As Restated)	Currency fluctuations	Underlying change	2006
	(in millions)
Net sales	$1,547.8	$7.9	$183.4	$1,739.1
Gross profit	357.7	1.9	37.2	396.8
% of Net Sales	23.1%			22.8%
Selling, general and administrative	217.1	1.2	(2.7)	215.6
Research and development	58.7	0.3	2.9	61.9
Impairment charges and loss on disposal of fixed assets	1.4	—	1.8	3.2

Total operating costs	277.2	1.5	2.0	280.7

Operating income	80.5	0.4	35.2	116.1
% of Net Sales	5.2%			6.7%
Net interest expense	(15.7)	(0.1)	(2.0)	(17.8)
Other expense, net	3.5	(0.2)	(9.0)	(5.7)

Income before taxes and minority interest	68.3	0.1	24.2	92.6
Minority interest	(18.6)	—	(3.0)	(21.6)

Earnings before taxes	49.7	0.1	21.2	71.0
% of Net Sales	3.2%			4.1%
Income tax benefit (expense)	(14.9)	0.2	(2.3)	(17.0)

Net income	$34.8	$0.3	$18.9	$54.0

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

        Selling, general and administrative costs decreased 1 percent during 2006 when compared to the same period in 2005. Costs associated with the implementation of a common company-wide business system were $13.7 million in 2006, a decrease of $3.4 million compared to 2005. Costs incurred in 2006 were related to implementation of the system at seven U.S. locations, one Danish location, two Slovakian locations as well as implementations in process in China, Italy and several Scandinavian sales companies. Outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 also decreased $3.4 million. These reductions were partially offset by general price increases.

        During the first quarter of 2006 the Company announced plans to close the LaSalle, Illinois plant, to discontinue the production of certain product lines currently manufactured in the Swindon, England plant, and to restructure certain activities in the Propel and Controls segments. The Company incurred a total of $13.5 million in restructuring charges in connection with these plans during 2006: $10.9 million was included in cost of sales, $0.5 million in selling, general and administrative expenses, and $2.1 million was loss on disposal of fixed assets. Costs incurred include employee termination costs of $3.8 million, impairment and loss on disposal of fixed assets of $2.1 million, accelerated depreciation of $2.1 million, pension curtailment costs of $1.6 million, equipment moving costs of $1.4 million, and other costs of $2.5 million. The restructuring costs as a percent of sales were 0.8 percent in 2006.

        In 2006 the Company recognized $5.7 million of other expense, primarily related to foreign currency losses. During 2005 the Company recognized $3.5 million of other income, primarily related to foreign currency gains. The combined negative currency impact of $9.0 million in 2006 is due to the weakening of the U.S. dollar throughout 2006.

Operating Results—2006 Compared to 2005

Sales Growth by Market

        The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	5%	(26)%	8%	5%
Construction/Road Building	6	17	20	14
Material Handling/Specialty	22	32	14	17
Distribution	18	21	8	15

Agriculture/Turf Care

        The turf care market in the U.S. was moderately strong through the first half of the year but declined during the last half of the year. The strengthening agriculture market in Brazil and the increasing commodity prices in the U.S. contributed to the increased sales in the agricultural market in the Americas. Sales in the European market increased slightly compared to 2005 due primarily to strengthening economic conditions, particularly in Germany. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care markets and therefore the decrease in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

        All regions experienced sales increases in the construction/road building markets during 2006. Europe experienced the strongest growth at 20 percent. Increases in Europe are attributable to strengthening of the overall economy and strong export markets. The 6 percent increase in sales in the Americas region is primarily driven by strengthening economic conditions in Brazil as well as increased production of skid steer loaders and crawlers, particularly during the first half of the year. The Asia-Pacific market also benefited from the growth in the skid steer loader market, in addition to increased demand from the Chinese transit mixer market. The road building market in the Asia-Pacific region showed strong increases, mainly due to China's increased focus on infrastructure spending.

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

Order Backlog

        The following table shows the Company's order backlog and orders written activity for 2005 and 2006, separately identifying the impact of currency fluctuations.

	2005	Currency Fluctuation	Underlying increase	2006
	(in millions)
Backlog at December 31	$504.2	$32.8	$94.0	$631.0
Orders written	1,631.7	8.8	266.3	1,906.8

        Total order backlog at the end of 2006 was $631.0 million, compared to $504.2 million at the end of 2005. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 19 percent over 2005. New sales orders written for 2006 were $1,906.8 million, an increase of 16 percent over 2005, excluding the impact of currency fluctuations.

Business Segment Results

        The following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year.

	2005	Currency fluctuation	Underlying change	2006
	(in millions)
Net sales
Propel	$751.1	$1.0	$87.2	$839.3
Work Function	430.7	3.3	37.4	471.4
Controls	366.0	3.6	58.8	428.4
Segment income (loss)
Propel	$106.4	$0.0	$5.4	$111.8
Work Function	6.3	0.3	9.9	16.5
Controls	31.4	0.1	11.2	42.7
Global Services and other expenses, net	(60.1)	(0.2)	(0.3)	(60.6)

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

Global Services and other expenses, net

        Global Services costs decreased $0.3 million in 2006 compared to the same period in 2005, excluding the effects of currency fluctuations. The Company incurred $5.8 million of losses on foreign currency transactions in 2006 compared to $3.2 million of gains on foreign currency transactions in 2005, which negatively affected other expenses by $9.0 million when comparing to the 2005 results. These increases were offset by a $3.4 million decrease in costs associated with the implementation of a common company-wide business system, decreased long-term incentive plan costs of $2.7 million, and a decrease of $3.4 million in outside service costs related to the assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

        The Company's effective tax rate was 24.0 percent in 2006 compared to 30.0 percent in 2005.

        The decrease in the effective tax rate is attributable to $5.7 million of tax benefits for the reversal of valuation allowances on deferred tax assets. These deferred tax assets were generated in prior years and no tax benefits were recognized.

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

        In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same country in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company's exposure to transaction risk. In 2007 the Company sold a total of $167.9 million into the U.S. of product that had been produced in European-based currencies compared to sales into Europe of $68.0 million of product produced in U.S. dollars. This imbalance had a significant impact on the results of the Company. In 2007 the results were unfavorable as the dollar weakened in comparison to other currencies. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.

        In 2005 the Company began to enter into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. In 2007, as a result of hedge accounting for the forward contracts, the Company recognized an increase to net sales of $1.5 million and income of $0.6 million was recorded to offset gain on currency transactions. The fair value of forward contracts included on the balance sheet at December 31, 2007 was a net asset of $4.0 million.

        The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. Translation affects the comparability of both the income statement and the balance sheet. As shown in the table below, the translation impact on net sales was significant in 2007 due particularly to the strengthening of the euro against the U.S. dollar.

	Percentage Sales Growth Over Prior Year
	2007	2006	2005
As Reported	13.4%	12.4%	10.2%
Without Currency Translation Impact	7.8	11.8	10.0

        The change in the exchange rate does affect the comparability of the balance sheet between 2007 and 2006 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar weakened by 10 percent against the euro and 9 percent against the Danish kroner from December 31, 2006 to December 31, 2007. The weakening of the dollar has resulted in approximately 20 percent of the Company's total balance sheet being stated 10 percent higher than the prior year and 21 percent being stated 9 percent higher than the prior year.

Interest Rate Changes

        The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on the total debt portfolio. The Company was a party to two interest rate swap agreements at December 31, 2007, with a combined notional amount of $34.4 million, that require the Company to pay interest at a fixed rate and receive interest at a variable rate. The fair value of the interest rate swap agreements is recorded as a liability of $0.4 million on the balance sheet at December 31, 2007, with the offset recorded in accumulated other comprehensive income as the derivatives are accounted for using hedge accounting. The interest rate swap agreements mature in October 2010 and December 2011.

        The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt(1)	Variable Rate Debt
2008	$41.5	$167.3
2009	13.3	—
2010	17.9	4.3
2011	22.3	8.6
2012	20.5	8.6
2013 and Thereafter	59.0	21.3

Total	$174.5	$210.1

    (1)
    Includes total principal repayments of $34.4 million on variable rate debt. The rate has been fixed through the use of interest rate swaps.

Liquidity and Capital Resources

        The Company's principal sources of liquidity have been cash flow from operations and from its various credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia, as well as the private debt markets in the United States as discussed in Note 7 in the Notes to Consolidated Financial Statements. The Company expects to have sufficient sources of liquidity to meet its future funding needs due to the multiple funding sources that have been, and continue to be, available to the Company.

        The Company's multicurrency revolving credit facility provides up to $300 million of unsecured credit through December 2010, as well as a 40 million euro (approximately $57.0 million) term loan which expires in July 2013. At December 31, 2007 the Company had $187.3 million outstanding under the revolving credit facility. The Company is required to meet certain financial covenants under this facility as described in Note 7 in the Notes to Consolidated Financial Statements. The Company was in compliance with the covenants at December 31, 2007 and is not aware of any circumstances currently that would impact compliance during the next twelve months.

Cash Flows from Operations

        Cash provided by operations was $98.1 million in 2007. The Company used an additional $36.6 million, excluding the effect of currency, to fund increased inventories in 2007 in order to meet the anticipated increase in demand for product in early 2008. In addition, an increase in receivables of $38.5 million contributed to a use of cash due to the higher level of sales in the fourth quarter. These increases were offset by an increase in accounts payable of $11.0 million, partly due to the increase in inventory.

        Total cash of the Company decreased $2.3 million from December 31, 2006 to December 31, 2007. At December 31, 2007 cash balances in China totaled $19.5 million, a decrease of $3.5 million from December 31, 2006. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into that country. As the Company continues to consider expanding its manufacturing capabilities in low-cost regions, it will make every effort to utilize the cash balances in those regions to fund future expansions. Total cash outside of China increased by $1.2 million in 2007.

Cash Used in Investing Activities

        Capital expenditures for 2007 totaled $135.6 million. Capital expenditures increased primarily related to the addition of production capacity in order to meet current and anticipated future demand levels.

Cash Used in Financing Activities

        The Company continues to pay dividends to stockholders on a quarterly basis with $33.6 million of cash used to pay dividends in 2007. In addition, the Company periodically makes distributions to its minority interest partners from its various joint venture activities with distributions totaling $15.9 million in 2007. The distributions can vary from year to year depending on the amount of undistributed earnings of the businesses and the needs of the partners. The Company borrowed an additional $71.4 million in 2007.

Contractual Cash Obligations

        The majority of the Company's contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company's future commitments under contractual obligations as of December 31, 2007:

Contractual Cash Obligations(1)	Total	2008	2009	2010	2011	2012	2013 and Thereafter
Long-term debt	$384,630	$208,819	$13,275	$22,147	$30,848	$29,087	$80,454
Interest on long-term debt(2)(3)	64,762	19,100	17,697	15,571	4,330	3,344	4,720
Capital leases	19,628	1,270	1,270	1,137	1,003	1,003	13,945
Operating leases	65,756	11,807	10,000	6,225	5,137	4,641	27,946
Rental and service agreements with related person Danfoss A/S	60,610	8,359	8,359	8,369	8,379	8,389	18,755

Total contractual cash obligations	$595,386	$249,355	$50,601	$53,449	$49,697	$46,464	$145,820

The following assumptions are used in the calculation of the contractual cash obligations:

(1)
Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2007 exchange rate.

(2)
The annual amount borrowed under revolving credit agreements does not change from the $187.3 million borrowed at December 31, 2007, through the maturity date of the agreements. The interest rate on the German Long-Term Bank Facilities remains unchanged through the maturity of the loans.

(3)
The margin rate on variable interest rate debt does not change from December 31, 2007. The base interest rate for future years is based on the interest yield curves as of December 31, 2007.

        In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. In 2008 the Company anticipates contributing $26.2 million to its pension and health benefit plans.

Other Matters

Critical Accounting Estimates

        The SEC's guidance surrounding the disclosure of critical accounting estimates requires disclosures about estimates a company makes in applying its accounting policies. However, such discussion is limited to "critical accounting estimates," or those that management believes meet two criteria: 1) the accounting estimate must require a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made, and 2) different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

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

        Inventory Valuation—As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to over 20 percent of total assets at December 31, 2007. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) record expenses due to excess capacity, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.

        Warranty Provisions—The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records liabilities for the estimated warranty costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded. Factors that affect the Company's warranty liability include the number of units in the field currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company's estimated warranty obligation. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as "field recalls" and in these instances, the Company will record a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Typically, field recalls are infrequent in occurrence, however, when they occur, field recalls can be for a large number of units and quite costly to rectify. Because of the sporadic and infrequent nature of field recalls, and due to the range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are settled, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis.

        Long-Lived Asset Recovery—A significant portion of the Company's total assets consist of property, plant and equipment (PP&E) and definite life intangibles, as well as goodwill. Changes in technology or in the Company's intended use of these assets, as well as changes in the broad global economy in which the Company operates, may cause the estimated period of use or the carrying value of these assets to change.

        This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation and amortization, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. Despite management's best efforts to determine the appropriate useful lives of its equipment, certain situations may arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known. In addition, goodwill is tested for impairment at least annually. As of December 31, 2007 a ten percent change in the depreciable lives of the Company's assets would impact depreciation expense by approximately $10.0 million.

        Valuation of Trade Receivables—The Company records trade receivables due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The future collectibility of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables, looking at the historical losses incurred as a percentage of net sales, and by monitoring the financial strength of its customers. In addition, local customary practices have to be taken into account due to varying payment terms being applied in various parts of the world where the Company conducts its business. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

        Workers Compensation—The Company has an insurance policy to cover workers compensation claims in the United States, in which the Company pays the first $0.25 million per claim, per incident. The Company establishes its workers compensation reserve based on historic growth factors of claims and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

        U.S. Health Care Costs—The Company self insures its U.S. health care costs for eligible employees and their qualified dependents with exposure for any one year, excluding prescription costs, limited to $0.2 million per individual. The Company establishes reserves for its health care cost based on historic claims data and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

        Pensions—The Company has noncontributory defined benefit pension plans for a portion of its employees. In certain countries, such as the United States and the United Kingdom, these plans are funded with plan assets whereas in other countries such as Germany, the plans have historically been unfunded, which is customary. In 2007 the Company started contributing to the German pension plans. The measurement of the Company's pension obligations and costs is dependent on a variety of assumptions determined by management and used by the Company's actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and other experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

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

        The Company's funding policy for the U.S. plans are to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2008 the Company anticipates contributing $2.3 million to its U.S. plans, $16.2 million to its German plans, and $5.0 million to its U.K. plans.

        Postretirement Benefits Other Than Pensions—The Company provides postretirement health care benefits for certain employee groups in the United States. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

        The postretirement liability, which is determined on an actuarial basis, is recognized in the Company's Consolidated Balance Sheets and the postretirement expense is recognized in the Consolidated Statements of Income. The Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at investment yield trends available near year-end on corporate bonds rated AA. In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. As of December 31, 2007 a one-percentage-point change in the assumed health care cost trend rate would impact the expense recognized in 2007 by $0.2 million and would affect the postretirement benefit obligation by $2.8 million. In 2008 the Company anticipates contributing $2.7 million to this plan.

        Deferred Income Taxes and Valuation Allowances—Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of the differences are permanent, such as expenses that are not deductible on a tax return, and some of the differences are temporary such as the rate of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally are attributable to items that can be used as a tax deduction or credit in a tax return in future years but the amount has already been included as an expense in the financial statements. Deferred tax liabilities generally represent deductions that have been taken on the tax return but have not been recognized as expense in the financial statements. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

New Accounting Policies

        The Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)" in December 2006. As a result of the adoption of this statement, accumulated other comprehensive income decreased by $29.3 million. The decrease was incorrectly reported as a component of comprehensive income in the 2006 Consolidated Statement of Stockholders' Equity and Comprehensive Income. The decrease due to adopting the statement should have been reported as a direct adjustment to accumulated other comprehensive income. The presentation has been corrected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income on page F-3.

        In June 2006 the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in 2007 with no impact on the consolidated financial statements. As of the adoption date, the tax years subject to review in the U.S., Denmark, and Germany were the years after 2001, 2002, and 2003, respectively. The Company recognizes interest related to taxes as interest income or expense. No penalties have been accrued.

        In June 2006 the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06—3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)," which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. The Company adopted EITF Issue No. 06-3 in 2007. Taxes collected from customers and remitted to governmental authorities are presented net in the consolidated financial statements.

        In September 2006 FASB issued SFAS No. 157, "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of SFAS No. 157, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008.

        In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a significant impact on the consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 141R "Business Combinations." SFAS No. 141R replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a significant impact on the consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

Non-Audit Services of Independent Registered Public Accounting Firm

        The Company's Independent Registered Public Accounting Firm, KPMG LLP, performed the following non-audit services that have been approved by the Audit Committee of the Board of Directors: international tax planning and compliance services, expatriate tax services for persons not in a financial reporting oversight role, and statutory audits and related matters.

Outlook

        Management of the Company anticipates sales growth in 2008 with the European and Asia-Pacific markets showing the strongest growth. The implementation of the Company's common business system will be substantially complete by the end of 2008, with implementation at the Company's Swedish, Japanese, and U.K. locations occurring during the first half of 2008, followed by the remaining sales companies and smaller plants.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Certain market risks are discussed on pages 25-27 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.    Financial Statements and Supplementary Data.

        The Consolidated Financial Statements, Report of Management, and Reports of Independent Registered Public Accounting Firm are presented on pages F-1 through F-42 of this report.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At December 31, 2007 the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

        During the third and fourth quarters of 2007, the Registrant enhanced its internal controls over financial reporting by making the following changes in internal controls surrounding accounting for income taxes:

  •
  hired a new director of tax in June 2007;

  •
  hired an international tax manager;

  •
  enhanced the Registrant's international tax reporting package utilized to compute the foreign location's tax provision;

  •
  enhanced corporate review of the international tax reporting packages from foreign locations;

  •
  redesigned and developed new tax calculation spreadsheets;

  •
  added a new layer of corporate review of accounting for income taxes

        These additional controls enabled the Registrant to identify errors in accounting for income taxes in 2005 that resulted in 2005 being restated as explained further in Note 19 in the Notes to the Consolidated Financial Statements. These additional controls also allowed the Registrant to remediate the previously unidentified material weakness in internal controls over accounting for income taxes that existed that resulted in the restatement described in Note 19.

Management's Report on Internal Control Over Financial Reporting

        The Registrant's management is responsible for establishing and maintaining a system of internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and examinations by an internal audit function that coordinates its activities with the Registrant's Independent Registered Public Accounting Firm. Because of its inherent limitations, however, even the best internal control over financial reporting may not prevent or detect misstatements. It is also important to note that controls that are effective at a particular point in time may become ineffective at a later time due to changed conditions that may require new or modified controls or due to a deterioration in compliance with the controls. Apart from the changes described above, there were no changes in the Registrant's internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

        Under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, the Registrant conducted an evaluation of the effectiveness of the Registrant's internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Registrant's evaluation under the framework in Internal Control—Integrated Framework, the Registrant's management concluded that its internal control over financial reporting was effective as of December 31, 2007.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding directors of the Company is set forth under the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 12, 2008, (the "Proxy Statement"), and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the Company's code of conduct and code of ethics is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Code of Conduct and Code of Ethics" of the Proxy Statement, and is incorporated herein by reference. Information regarding the Company's audit committee is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Audit Committee" of the Proxy Statement and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other Senior Financial Staff are posted on the Company's website at www.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.

        The Company's Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, and Corporate Governance Guidelines are posted on the Company's website set forth in the preceding paragraph. Also, printed copies of such charters and guidelines may be obtained, without charge, by sending a written request to the Corporate Secretary at the address set forth in the preceding paragraph.

Item 11.    Executive Compensation

        Information as to Executive Compensation is set forth under the section entitled "EXECUTIVE COMPENSATION" of the Proxy Statement, and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the section entitled "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement, and is incorporated herein by reference. The Company's compensation committee's report is set forth under the section entitled "Compensation Committee Report" of the Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding securities authorized for issuance under equity compensation plans is set forth under the section entitled "EXECUTIVE COMPENSATION—Equity Compensation" of the Proxy Statement, and is incorporated herein by reference. Information regarding security ownership is set forth under the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related person transactions, is set forth in Note 15 in the Notes to Consolidated Financial Statements on pages F-31 through F-32 of this report, and is incorporated herein by reference. Additional information regarding related person transactions is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Related Person Transaction" of the Proxy Statement, and is incorporated herein by reference. Information about the independence of the Company's directors is set forth under the section entitled "'GOVERNANCE OF THE COMPANY' and 'GOVERNANCE OF THE COMPANY—Basis

for Board Determination of Independence of Directors"' of the Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding accounting services and fees is set forth under the section entitled "RATIFICATON OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as a part of this report.

(1)
The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

      Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005, on page F-1.

      Consolidated Balance Sheets as of December 31, 2007 and 2006, on page F-2.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006, and 2005, on page F-3.

      Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005, on page F-4.

      Notes to Consolidated Financial Statements, December 31, 2007, 2006, and 2005, on pages F-5 through F-37.

      Report of Management and Reports of Independent Registered Public Accounting Firm, KPMG LLP, on pages F-38 through F-40.

  (2)
  The following schedule:

      Schedule II, Valuation and Qualifying Accounts, on page F-41.

      Report of Independent Registered Public Accounting Firm, KPMG LLP, on Schedule II, on page F-42.

      All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3)
  Exhibits

Exhibit No.	Description of Document
3.1	The Amended and Restated Certificate of Incorporation of the Company dated May 3, 2000, is attached as Exhibit 3.1 to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated June 13, 2007, is attached as Exhibit 3 to the Company's Form 8-K filed on June 14, 2007, and is incorporated herein by reference.
4	The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company's Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
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
10.1(d)	The Lease Agreement for the Company's Osaka, Japan, facility is attached as Exhibit 10.1(d) to the Company's Form 10-K filed March 14, 2005, and is incorporated herein by reference.
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
10.1(h)
The Indenture of Lease agreement for the Company's Nordborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(i)
The Lease Agreement for the Company's Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(j)
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
10.1 (l)	The Lease Agreement for the Company's leased facility in Caxias do Sul, Brazil, effective July 1, 2007, is attached hereto.
10.1 (m)	The Lease Agreement for the Company's leased facility in Reggio Emilia, Italy, effective October 1, 2003, is attached hereto.
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
10.1(q)
The Executive Employment Agreement with Thomas Kittel dated December 1, 2002, is attached as Exhibit 10.1(q) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(r)
The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(q) above with Thomas Kittel is attached as Exhibit 10.1(r) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(s)	The Executive Employment Agreement with Finn Lyhne dated December 1, 2002, is attached as Exhibit 10.1(s) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(t)
The Addendum to Executive Employment Agreement, dated December 1, 2002, relating to the Executive Employment Agreement referred to in 10.1(s) above with Finn Lyhne is attached as Exhibit 10.1(t) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
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
10.1(x)	The Executive Employment Agreement with Ronald C. Hanson dated July 1, 2003, is attached as Exhibit 10.1(z) to the Company's Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
10.1(y)
The Executive Employment Agreement with Wolfgang Schramm dated October 1, 2007, is attached as Exhibit 10.1 to the Company's Form 10-Q filed on November 2, 2007, and is incorporated herein by reference.
10.1(z)	The Consulting Agreement with Klaus Murmann dated May 5, 2004, is attached as Exhibit 10.1(z) to the Company's Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.
10.1(aa)
The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1(s) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ab)
The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(ab) to the Company's Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.
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
10.1(af)
The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(ae) above is attached as Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ag)
The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(ah)	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company's Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
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
10.1(am)
The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft GmbH is attached as Annex A to the Company's Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.
10.1(an)
The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(bc) to the Company's Form 10-K filed on March 12, 2003 and is incorporated herein by reference.
10.1(ao)
First Amendment to the Sauer-Danfoss Inc. Annual Officer Incentive Plan Effective December13, 2005, is attached as exhibit 9.4 to the Company's Form 8-K filed on December 7, 2005, and is incorporated herein by reference.
10.1(ap)
The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as exhibit 10.1(bk) to the Company's Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
10.1(aq)
First Amendment to the Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees, effective December 31, 2005, is attached as exhibit 9.1 to the Company's Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(ar)
The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (As Amended and Restated Effective as of January 1, 2005), is attached as exhibit 9.3 to the Company's 8-K filed on December 7, 2005, and is incorporated herein by reference.
10.1(as)
Form of 2005 Performance Unit Award Agreement under the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as exhibit 10.1(bx) to the Company's Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.
10.1(at)
Form of Non-employee Director Restricted Stock Award Agreement under the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(by) to the Company's Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.
10.1(au)
The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees, effective December 13, 2005, is attached as Exhibit 9.2 to the Company's Form 8-K, filed on December 7, 2005, and is incorporated herein by reference.
10.1(av)
First Amendment to the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees effective January 1, 2006, is attached as Exhibit 9.5 to the Companies Form 8-K filed on December 7, 2005, and is incorporated herein by reference.
10.1(aw)	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company's Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.1(ax)
Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.2 to the Company's Form 8-K filed on June 7, 2006, and is incorporated herein by reference.
10.1(ay)
Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.
10.1(az)
Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.2 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.
10.1(ba)
Amended and Restated Credit Agreement dated as of July 28, 2006, by and among Sauer-Danfoss Inc., the subsidiary borrowers listed therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, is attached as Exhibit 10 to the Company's Form 8-K filed on August 3, 2006, and is incorporated herein by reference.
10.1(bb)
Agreement for Sale and Assignment of Shares dated March 21, 2007 by and between Sauer-Danfoss Holding ApS and Aurelius Industriekapital GmbH, is attached as Exhibit 10.1 to the Company's Form 10-Q filed on May 4, 2007, and is incorporated herein by reference.
10.1(bc)	The Restricted Stock Award Agreement with Wolfgang Schramm dated June 14, 2007, is attached as Exhibit 10.1 to the Company's Form 10-Q filed on August 6, 2007, and is incorporated herein by reference.
10.1(bd)
The Amended and Restated Award Agreement with David J. Anderson dated January 2, 2008, is attached as Exhibits 10.1 to the Company's Form 8-K filed on January 4, 2008, and is incorporated herein by reference.
10.1(be)
The Amended and Restated Award Agreement with David J. Anderson dated January 2, 2008, is attached as Exhibits 10.2 to the Company's Form 8-K filed on January 4, 2008, and is incorporated herein by reference.

10.1(bf)	The Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan is attached as Exhibit 10 to the Company's Form 8-K filed on September 17, 2007, and is incorporated herein by reference.
10.1(bg)
The Employment Separation Agreement and General Release between James R. Wilcox and the Company dated August 14, 2007 is attached as Exhibit 10 to the Company's Form 8-K filed on August 17, 2007, and is incorporated herein by reference.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
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

Date: March 10, 2008

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

Signature	Title	Date

/s/ DAVID J. ANDERSON David J. Anderson	Director and President and Chief Executive Officer	March 10, 2008
/s/ KARL J. SCHMIDT Karl J. Schmidt	Executive Vice President and Chief Financial Officer	March 10, 2008
/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey	Vice President and Chief Accounting Officer, Secretary	March 10, 2008
/s/ OLE STEEN ANDERSEN Ole Steen Andersen	Director	March 10, 2008
JøRGEN M. CLAUSEN Jørgen M. Clausen	Director	March 10, 2008
/s/ NICOLA KEIM Nicola Keim	Director	March 10, 2008
/s/ JOHANNES F. KIRCHHOFF Johannes F. Kirchhoff	Director	March 10, 2008
/s/ HANS KIRK Hans Kirk	Director	March 10, 2008

/s/ JOSEPH LOUGHREY F. Joseph Loughrey	Director	March 10, 2008
/s/ KLAUS H. MURMANN Klaus H. Murmann	Director	March 10, 2008
/s/ SVEN MURMANN Sven Murmann	Director	March 10, 2008
/s/ STEVEN H. WOOD Steven H. Wood	Director	March 10, 2008

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
			(As Restated)
Net sales	$1,972,548	$1,739,088	$1,547,816
Cost of sales	1,544,846	1,342,324	1,190,070

Gross profit	427,702	396,764	357,746
Selling, general and administrative	233,809	215,565	217,130
Research and development	70,552	61,880	58,673
Impairment charges and loss on disposal of fixed assets	402	3,246	1,391
Loss on sale of businesses	9,010	—	—

Total operating expenses	313,773	280,691	277,194

Operating income	113,929	116,073	80,552

Nonoperating Income (Expenses):
Interest expense	(23,789)	(18,415)	(17,540)
Interest income	1,048	654	1,887
Other, net	(3,589)	(5,675)	3,465

Nonoperating expenses, net	(26,330)	(23,436)	(12,188)

Income Before Income Taxes and Minority Interest	87,599	92,637	68,364
Minority Interest	(21,562)	(21,617)	(18,657)

Income Before Income Taxes	66,037	71,020	49,707
Income Tax Expense	(18,839)	(17,021)	(14,893)

Net Income	$47,198	$53,999	$34,814

Net Income per common share, basic	$0.98	$1.13	$0.73

Net Income per common share, diluted	$0.98	$1.12	$0.73

Weighted average basic shares outstanding	48,094,375	47,699,972	47,455,507
Weighted average diluted shares outstanding	48,326,637	48,237,814	47,795,160

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$26,789	$29,112
Accounts receivable (net of allowances of $5,133 and $5,705 in 2007 and 2006, respectively)	318,152	259,976
Inventories	319,524	272,286
Other current assets	55,677	44,162

Total current assets	720,142	605,536

Property, Plant and Equipment, net	562,818	503,977

Other Assets:
Goodwill	114,500	108,811
Other intangible assets, net	25,295	27,160
Deferred income taxes	67,938	55,899
Other	9,729	5,685

Total other assets	217,462	197,555

	$1,500,422	$1,307,068

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$59,415	$46,952
Long-term debt due within one year	208,819	120,243
Accounts payable	168,015	142,234
Accrued salaries and wages	61,961	56,923
Accrued warranty	19,401	17,022
Other accrued liabilities	46,996	54,588

Total current liabilities	564,607	437,962
Long-Term Debt	175,811	182,388

Other Liabilities
Long-term pension liability	70,777	80,607
Postretirement benefits other than pensions	35,935	35,193
Deferred income taxes	40,930	32,207
Other	26,318	23,204

Total other liabilities	173,960	171,211

Total liabilities	914,378	791,561

Minority Interest in Net Assets of Consolidated Companies	60,544	53,448

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2007 and 2006; issued and outstanding 48,149,461 in 2007 and 47,746,279 in 2006	481	477
Additional paid-in capital	332,522	336,962
Retained earnings	110,812	98,277
Accumulated other comprehensive income	81,685	26,343

Total stockholders' equity	525,500	462,059

	$1,500,422	$1,307,068

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Aditional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total
Year Ended December 31, 2005:
Beginning balance	47,445,768	474	319,871	60,906	61,710	(237)	442,724

Comprehensive income:
Net income (As Restated)	—	—	—	34,814	—	—
Pension adjustment	—	—	—	—	(407)	—
Unrealized gains on hedging activities	—	—	—	—	192	—
Currency translation	—	—	—	—	(34,584)	—
Total comprehensive income							15
Tax adjustment related to shares issued to minority interest partner	—	—	531	—	—	—	531
Adoption of SFAS No. 123R "Share-Based Payment"	—	—	(237)	—	—	237	—
Performance units vested	38,964	1	(1)	—	—	—	—
Modification of performance units	—	—	3,545	—	—	—	3,545
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	9,683	—	—	—	9,683
Cash dividends declared ($.48 per share)	—	—	—	(22,796)	—	—	(22,796)

Balance December 31, 2005 (As Restated)	47,498,232	475	333,392	72,924	26,911	—	433,702

Year Ended December 31, 2006:
Comprehensive income:
Net income	—	—	—	53,999	—	—
Pension adjustment	—	—	—	—	(10,178)	—
Unrealized gains on hedging activities	—	—	—	—	847	—
Currency translation	—	—	—	—	38,089	—
Total comprehensive income							82,757
Tax adjustment related to shares issued to minority interest partner	—	—	285	—	—	—	285
Performance units vested	234,547	2	(2)	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	6,294	—	—	—	6,294
Tax benefits on performance unit compensation			137				137
Minimum tax witholding settlement	—	—	(3,144)	—	—	—	(3,144)
Cash dividends declared ($.60 per share)	—	—	—	(28,646)	—	—	(28,646)
Adjustment to adopt FASB Statement No. 158, net of tax of $11,804	—	—	—	—	(29,326)	—	(29,326)

Balance December 31, 2006	47,746,279	477	336,962	98,277	26,343	—	462,059

Year Ended December 31, 2007:
Comprehensive income:
Net income	—	—	—	47,198	—	—
Pension and postretirement adjustment	—	—	—	—	12,462	—
Unrealized gains on hedging activities	—	—	—	—	2,144	—
Currency translation	—	—	—	—	40,736	—
Total comprehensive income							102,540
Performance units vested	379,682	4	(4)	—	—	—	—
Restricted stock grant	23,500	—	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	4,390	—	—	—	4,390
Tax benefits on performance unit compensation			145				145
Minimum tax witholding settlement	—	—	(8,971)	—	—	—	(8,971)
Cash dividends declared ($.72 per share)	—	—	—	(34,663)	—	—	(34,663)

Balance December 31, 2007	48,149,461	$481	$332,522	$110,812	$81,685	$—	$525,500

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
			(As Restated)
Cash Flows from Operating Activities:
Net Income	$47,198	$53,999	$34,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102,303	95,665	88,322
Minority interest	21,562	21,617	18,657
Restricted stock and performance unit compensation	4,390	6,294	9,683
Impairment charge and net loss on disposal of fixed assets	402	3,246	1,391
Loss on sale of businesses	9,010	—	—
Change in operating assets and liabilities
Accounts receivable, net	(38,491)	(24,512)	(4,829)
Inventories	(36,578)	(14,242)	(24,860)
Prepaid and other current assets	(9,162)	(5,471)	7,941
Accounts payable	11,036	27,244	(13,368)
Accrued liabilities	(1,453)	13,971	17,621
Change in deferred income taxes	(3,957)	(2,356)	(8,548)
Minimum tax withholding payments on performance units	(8,971)	(3,144)	—
Other	851	(4,399)	(10,512)

Net cash provided by operating activities	98,140	167,912	116,312

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(135,633)	(116,244)	(95,247)
Proceeds from sale of property, plant and equipment	6,496	6,959	1,942
Proceeds from sale of businesses, net of payment for acquisition, net of cash acquired	6,932	—	—

Net cash used in investing activities	(122,205)	(109,285)	(93,305)

Cash Flows from Financing Activities:
Net borrowings on notes payable and bank overdrafts	6,114	20,351	7,598
Net borrowings (repayments) on revolving credit facility	77,264	(37,918)	(62,355)
Repayments of long-term debt	(18,817)	(32,137)	(13,253)
Borrowings of long-term debt	6,875	51,517	77,190
Payments for debt financing costs	—	(285)	(898)
Performance unit compensation excess tax deduction	145	137	—
Cash dividends	(33,636)	(26,706)	(21,843)
Distribution to minority interest partners	(15,889)	(19,908)	(6,570)

Net cash provided by (used in) financing activities	22,056	(44,949)	(20,131)

Effect of Exchange Rate Changes on Cash	(314)	1,240	45

Cash and Cash Equivalents:
Net increase (decrease) during the year	(2,323)	14,918	2,921
Beginning balance	29,112	14,194	11,273

Ending balance	$26,789	$29,112	$14,194

Supplemental Cash Flow Disclosures:
Interest paid	$20,248	$17,163	$15,601

Income taxes paid	$26,933	$25,337	$14,780

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation—

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

Use of Estimates—

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition—

        Net sales are recorded when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Estimates for future warranty expense are recorded when the related revenue is recognized. Timing of revenue recognition is consistent with when the risks and rewards of ownership and title to the product have transferred to the customer.

Cash and Cash Equivalents—

        Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2007 cash and cash equivalents balances in China totaled approximately $20,000. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls it is difficult to move cash out of this country for reasons other than payment for goods shipped into the country.

Trade Receivables—

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

December 31, 2007, 2006, and 2005

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

Inventories—

        Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the first-in, first-out (FIFO) inventory valuation method. The percentage of year-end inventory valued under the LIFO and FIFO cost methods was 14% and 86%, respectively, for 2007, and 19% and 81%, respectively, for 2006.

Property, Plant and Equipment and Depreciation—

        Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($45,482, $41,729, and $38,697 in 2007, 2006, and 2005, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income.

Goodwill and Other Intangible Assets—

        Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill is not amortized, but tested for impairment at least annually. Intangible assets consist primarily of trade names, technology, and customer relationships and are recorded at fair value at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to thirty five years.

Product Warranty—

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

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company's estimated warranty obligation.

        In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as field recalls and in these instances, the Company records a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Due to the sporadic and infrequent nature of field recalls, and the potential for a range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis. The following table represents the change in the Company's accrued warranty liability:

	December 31,
	2007	2006	2005
Balance, beginning of period	$17,022	$17,047	$16,392
Payments	(17,664)	(13,807)	(11,556)
Provisions for warranties	19,167	13,097	13,271
Currency impact	876	685	(1,060)

Balance, end of period	$19,401	$17,022	$17,047

Impairment of Long-Lived Assets and Assets to be Disposed Of—

        Consistent with the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated based on the expected future undiscounted operating cash flows. When events or circumstances indicate the carrying value of an asset or group of assets is impaired, the Company recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets. In 2006 the Company recognized an impairment of long-lived assets to be disposed of related to restructuring activity in the Work Function segment of approximately $1,500 (see Notes 3 and 14 for more information).

Income Taxes—

        The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Company's assets and liabilities, net operating loss carryforwards, and tax credit carryforwards and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when the Company is unable to conclude that realization of the deferred tax assets is more likely than not.

Income Per Share—

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

	Net Income	Shares	EPS
December 31, 2007
Basic net income	$47,198	48,094,375	$0.98
Effect of dilutive securities:
Restricted stock	—	24,696	—
Performance units	—	207,566	—

Diluted net income	$47,198	48,326,637	$0.98

December 31, 2006
Basic net income	$53,999	47,699,972	$1.13
Effect of dilutive securities:
Restricted stock	—	22,768	—
Performance units	—	515,074	(0.01)

Diluted net income	$53,999	48,237,814	$1.12

December 31, 2005
Basic net income (As Restated)	$34,814	47,455,507	$0.73
Effect of dilutive securities:
Restricted stock	—	22,486	—
Performance units	—	317,167	—

Diluted net income (As Restated)	$34,814	47,795,160	$0.73

Fair Value of Financial Instruments—

        The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

        The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities and credit characteristics. At December 31, 2007 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $386,759 compared to its carrying value of $384,630. At December 31, 2006 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $302,979 compared to its carrying value of $302,631. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Translation of Non-U.S. Currencies—

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

Derivatives and Hedging—

        It is the Company's policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under SFAS No. 133, all derivatives are recorded at fair value on the balance sheet as current or long-term other assets or other liabilities depending on whether the maturity date of the derivative contract is within one year from the balance sheet date.

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

        When, and if, a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting is discontinued and any past or future changes in the derivative's fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement. Any changes in fair values of derivatives not qualifying as hedges would be reported immediately in other income (expense) on the consolidated statement of income, however, the Company did not have any derivatives that did not qualify as hedges in 2007 or 2006.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Employee Stock-Based Compensation—

        The Company accounts for employee stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payments." The fair value method is used to account for employee-stock compensation.

New Accounting Principles—

        The Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)" in December 2006. As a result of the adoption of this statement, accumulated other comprehensive income decreased by $29,326. The decrease was incorrectly reported as a component of comprehensive income in the 2006 Consolidated Statement of Stockholders' Equity and Comprehensive Income. The decrease due to adopting the statement should have been reported as a direct adjustment to accumulated other comprehensive income. The presentation has been corrected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income on page F-3.

        In June 2006 the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in 2007 with no impact on the consolidated financial statements. As of the adoption date, the tax years subject to review in the U.S., Denmark, and Germany were the years after 2001, 2002, and 2003, respectively. The Company recognizes interest related to taxes as interest income or expense. No penalties have been accrued.

        In June 2006 the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)," which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. The Company adopted EITF Issue No. 06-3 in 2007. Taxes collected from customers and remitted to governmental authorities are presented net in the consolidated financial statements.

        In September 2006 FASB issued SFAS No. 157, "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of SFAS No. 157, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

        In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on the consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 141R "Business Combinations." SFAS No. 141R replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a significant impact on the consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

Restatement—

        An accounting error related to accounting for income taxes was identified which resulted in restating the previously issued 2005 financial statement amounts. The error relates to application of branch accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The impact of the restatement in 2005 resulted in an increase to income tax expense and a decrease to net income of $3,901. In addition, the 2006 financial statement amounts were revised due to corrections of an immaterial error related to the application of branch accounting for income taxes in accordance with SFAS No. 109 and a tax provision adjustment deemed to be a correction of an error, increasing net income by $251. Refer to Note 19 for further discussion.

(2) Business Combinations:

        In May 2007, the Company acquired all outstanding shares of a company in Denmark which produces steering columns. The acquired company, with annual sales of approximately $4,700, was previously a supplier and was acquired in order to control production and delivery of steering columns used in Work Function products. The Company has consolidated the financial results since the date of acquisition. The purchase price was allocated to inventory and property, plant, and equipment. Goodwill of approximately $2,600 represents the excess of cost over the fair value of net tangible assets.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(2) Business Combinations: (Continued)

        The changes in the carrying amounts of goodwill for the years ended December 31, 2006 and 2007 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance at January 1, 2006	$32,967	$19,680	$67,671	$120,318
Reversal of valuation allowance on deferred tax asset	—	(8,267)	(8,266)	(16,533)
Translation adjustment	1,608	553	2,865	5,026

Balance at December 31, 2006	34,575	11,966	62,270	108,811
Goodwill acquired during period	—	2,565	—	2,565
Goodwill written off with sale of business	—	—	(610)	(610)
Reversal of valuation allowance on deferred tax asset	—	(615)	(615)	(1,230)
Translation adjustment	1,539	645	2,780	4,964

Balance at December 31, 2007	$36,114	$14,561	$63,825	$114,500

(3) Restructuring Charges:

        In March 2006, the Company announced its plans to close the LaSalle, Illinois plant, outsourcing certain products to reduce costs and increase efficiencies. Costs related to the LaSalle plant closing are included in the Propel segment, in addition to costs related to the relocation of certain production lines between production facilities in the U.S.

        In April 2007, the Company sold its direct current (DC) electric motor business. The loss on sale of business of approximately $6,600 is not included in the restructuring numbers below. In preparation for this disposition the Company incurred restructuring costs to transfer all DC production lines to one location. These costs are included in the Controls segment. The Controls segment has also incurred costs related to the relocation of certain production lines.

        In 2006, the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown. These costs are included in the Work Function segment. In June 2007, the assets related to this production facility were sold as discussed in Note 14. All costs incurred in 2007 related to the sale of the production assets are included in the loss on sale of business line on the income statement and are not included in the restructuring numbers below.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(3) Restructuring Charges: (Continued)

        The following table summarizes the restructuring charges incurred in 2007 and 2006, as well as the cumulative charges incurred to date on these projects. All projects were completed in 2007. No significant projects were underway in 2005.

	Propel	Work Function	Controls	Total
Charges incurred in 2007	$5,477	$—	$4,874	$10,351
Charges incurred in 2006	8,290	3,482	1,724	13,496
Cumulative charges incurred	13,767	3,482	6,598	23,847

        The restructuring costs incurred during 2007 and 2006 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges incurred in 2007	$9,662	$669	$20	$10,351
Charges incurred in 2006	10,855	475	2,166	13,496

        The following table summarizes the restructuring charges incurred and the activity in accrued liabilities during 2007.

	Employee Termination Costs	Employee Training Costs	Impairment Charges and Loss on Disposal of Fixed Assets	Equipment Moving Costs	Other	Total
Balance as of January 1, 2006	$—	$—	$—	$—	$—	$—
Charges to expense	3,758	—	2,166	1,360	6,212	13,496
Payments made	(643)	—	(2,166)	(1,360)	(6,212)	(10,381)

Balance as of December 31, 2006	3,115	—	—	—	—	3,115
Charges to expense	600	3,926	20	3,993	1,812	10,351
Reversal of accrual due to sale of business	(1,915)	—	—	—	—	(1,915)
Payments made	(1,425)	(3,926)	(20)	(3,993)	(1,812)	(11,176)

Balance as of December 31, 2007(1)	$375	$—	$—	$—	$—	$375
Cumulative charges incurred	$4,358	$3,926	$2,186	$5,353	$8,024	$23,847

(1)
The remaining $375 of accrued liabilities will be paid in 2008.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(3) Restructuring Charges: (Continued)

        In 2006 the Company recorded an impairment charge of $1,547 when it reduced the carrying value of machinery and equipment at the Swindon location to fair market value, calculated based on expected sales price.

        Included in Other in 2006 is $1,551 of pension curtailment costs which is the recognition of unamortized prior service costs related to the LaSalle pension plan. Also included is $2,086 of accelerated depreciation due to a change in useful lives incurred in 2006.

(4) Inventories:

        The composition of inventories is as follows:

	December 31,
	2007	2006
Raw materials	$147,763	$116,122
Work in progress	58,737	56,274
Finished goods and parts	132,702	117,104
LIFO allowance	(19,678)	(17,214)

Total	$319,524	$272,286

(5) Property, Plant and Equipment and Property Held for Disposal:

        The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2007	2006
Cost—
Land and improvements	$16,769	$16,063
Buildings and improvements	139,025	132,418
Machinery and equipment	1,079,289	1,044,030
Construction in progress	86,734	79,433
Plant and equipment under capital leases	18,049	16,694

Total costs	1,339,866	1,288,638
Less—accumulated depreciation	(777,048)	(784,661)

Net property, plant and equipment	$562,818	$503,977

        Depreciation expense for 2007, 2006, and 2005 was $100,074, $92,902, and $85,346, respectively.

        In 2003 the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold. This property was classified in other current assets with a carrying value of approximately $3,600 in the Work Function segment on the consolidated balance sheet at December 31,

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(5) Property, Plant and Equipment and Property Held for Disposal: (Continued)

2006. In 2007, the location was sold for approximately $3,300. The loss on sale of assets of approximately $300 is reported in the Work Function segment.

        In connection with the restructuring activity discussed in Note 3, the Company intends to sell the land and building at the LaSalle, Illinois location. The Company reclassified the land and building as property held for sale in other current assets in 2007. The property has a carrying value of approximately $1,800 and is reported in the Propel segment. The property was sold for a gain in 2008.

(6) Intangible Assets:

        The following table summarizes the components of the other intangible asset balances at December 31, 2007 and 2006:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2007
Cost	$19,000	$11,645	$7,045	$2,830	$40,520
Accumulated amortization	(3,801)	(5,723)	(4,000)	(1,701)	(15,225)

Other intangible assets, net	$15,199	$5,922	$3,045	$1,129	$25,295

December 31, 2006
Cost	$19,000	$11,324	$6,670	$2,615	$39,609
Accumulated amortization	(3,258)	(4,866)	(3,123)	(1,202)	(12,449)

Other intangible assets, net	$15,742	$6,458	$3,547	$1,413	$27,160

        The weighted average useful lives for the intangible assets are 35, 14, and 13 years for trade name, technology, and customer relationships, respectively. Amortization of intangible assets was $2,229, $2,763, and $2,976 in 2007, 2006, and 2005, respectively. Amortization expense is expected to be approximately $1,600 in 2008 through 2011 and $1,500 in 2012.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(7) Long-Term Debt:

        Long-term debt outstanding at December 31, 2007 and 2006 consisted of the following:

	2007		2006
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Multicurrency Revolving and Term Loan Facility	$187,332	$57,251	$106,374	$52,106
German Long-Term Bank Facilities maturing through 2018	8,561	—	9,802	11,212
Multicurrency Term Loan Facility due through 2015	—	85,499	—	80,512
U.S. 1997 Senior Notes	—	—	4,000	—
U.S. 2000 Senior Notes, due through 2010	11,000	24,000	—	35,000
Other Borrowings	1,926	9,061	67	3,558

Total	$208,819	$175,811	$120,243	$182,388

Multicurrency and Non-U.S. Bank Facilities

        In December 2005 the Company entered into a Multicurrency Revolving Facility Agreement which was modified in July 2006 (the Agreement). Under the Agreement the Company may borrow up to $300,000 through December 2010. The Agreement also includes a 40,000 euro (approximately $57,000) term loan which expires in July 2013. Repayments on the term loan are scheduled from September 2010 through July 2013. Proceeds from the term loan were used to pay off a portion of the Company's revolving credit balances. Debt issuance costs of approximately $1,000 were capitalized and are being amortized to interest expense over the term of the Agreement. Any amounts drawn under the revolving portion of the facility must be repaid or reborrowed within 360 days. The revolving portion of this facility is classified as current and the term loan is classified as long-term.

        Borrowings under the Agreement bear interest at a rate based on either the relevant interbank offering rate plus a margin (0.75% at December 31, 2007), Federal Funds plus 0.5%, or the prevailing Prime Rate. The margin on the interbank offering rate option ranges from 0.5% to 1.125%, depending upon the Company's ratio of net debt to EBITDA, as defined. The weighted average interest rate on outstanding borrowings under the Agreement was approximately 5.7% at December 31, 2007. The Company is also required to pay a commitment fee on the unused portion of the Agreement. The commitment fee rate varies depending upon the Company's ratio of net debt to EBITDA, as defined. This fee was 0.175% at December 31, 2007 and the Company incurred commitment fee expense of $275, $310, and $12 in 2007, 2006, and 2005 respectively. The Agreement contains certain financial covenants relating to the Company's EBITDA to net interest expense and net debt to EBITDA, as defined. The Company was in compliance with the covenants at December 31, 2007.

        The Agreement was a modification of the Multicurrency Revolving Credit Facility Agreement that the Company had entered into in September 2003 (the Prior Agreement). The Company incurred $468 of commitment fee expense related to the Prior Agreement in 2005.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(7) Long-Term Debt: (Continued)

        The German Long-Term Bank Facilities represent two long-term bank loans secured by property. Interest on these facilities is fixed at a rate of 5.65% until June 2008, when the Company and the bank will agree to a new interest rate. The bank loans may be called or repaid at that time and therefore are classified as current. If the loans are not called or repaid they will have a final maturity date of June 2018. The Company prepaid approximately $3,800 on these facilities during 2007.

        In December 2005 the Company borrowed $75,000 under a term loan facility. The Company borrowed $30,000 in U.S. dollars at a fixed interest rate of 5.74% and 38,450 euro (approximately $55,500) at a fixed interest rate of 4.05% over the ten-year term of the loan. The euro portion of the loan is allocated to a Danish subsidiary. Sauer-Danfoss Inc. guarantees these euro borrowings including interest, amortization and fees. Repayments on the term loan are scheduled from December 2011 through December 2015. The outstanding balance on this loan at December 31, 2007 was $85,499. The Agreement contains certain financial covenants relating to the Company's EBITDA to net interest expense and net debt to EBITDA, as defined, which the Company was in compliance with at December 31, 2007.

        The Company also had a revolving credit facility of 800,000 Danish kroner (approximately $141,000) that was available through June 2006. The Company was required to pay a commitment fee on the unused portion of this credit facility. The Company incurred $114 and $71 of commitment fee expense in 2006 and 2005, respectively.

U.S. Borrowings

        In December 1997 the Company issued $25,000 of 6.68% Senior Notes (1997 Senior Notes). The 1997 Senior Notes have been repaid as of December 31, 2007.

        In October 2000 the Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of minimum tangible net worth and maximum leverage, as defined. At December 31, 2007 the Company was in compliance with these requirements.

Other Borrowings

        The Company maintains overdraft facilities in various currencies in multiple countries for cash management purposes. The interest rates and commitment fees vary by country and arrangement. At December 31, 2007 there was $59,415 outstanding under the overdraft facilities. A Danish subsidiary maintains a line of credit for purposes of centralizing cash management for the European locations. Sauer-Danfoss Inc. guarantees this line of credit up to 20,000 euro (approximately $29,000).

Repayment of Borrowings

        Payments required to be made on long-term debt outstanding as of December 31, 2007 during the years ending 2008 through 2012 and for 2013 and thereafter are $208,819, $13,275, $22,147, $30,848, $29,087 and $80,454, respectively.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

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

        The Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" in December 2006. In accordance with SFAS 158, the 2005 accounting and related disclosures were not adjusted by the adoption of the new standard. The table below summarizes the incremental effects of the adoption of SFAS No. 158 on the individual line items in the Consolidated Balance Sheet at December 31, 2006:

	Pre SFAS No. 158 Adoption	SFAS No. 158 Adjustment	Post SFAS No. 158 Adoption
Assets:
Other assets	$13,469	$(13,242)	$227
Deferred income taxes	3,232	11,804	15,036
Liabilities:
Other accrued liabilities	10,012	(5,460)	4,552
Long-term pension liability	64,868	15,739	80,607
Postretirement benefits other than pensions	17,584	17,609	35,193
Stockholders' equity:
Accumulated other comprehensive loss	22,483	29,326	51,809

Pension Benefits

        The Company's funding policy for pension plans outside of Germany is to contribute an amount annually that falls within the range determined to be deductible for income tax purposes. In Germany it has historically been common practice to fund pension obligations at the time payments were made to retirees. However, during 2007 the Company began funding the German pension plans, which is becoming more common in Germany. Net pension liabilities reflected in the accompanying consolidated balance sheets result from the unfunded portions of the plans.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        Pension expense for 2007, 2006, and 2005 for these defined benefit plans consists of the following components:

	December 31,
	2007	2006	2005
Service cost	$4,637	$5,576	$4,516
Interest cost	12,593	11,265	10,559
Expected return on plan assets	(10,643)	(9,500)	(8,226)
Amortization of prior service cost	49	122	526
Amortization of net loss	2,847	3,095	2,362

Net periodic pension expense	$9,483	$10,558	$9,737

        The Company incurred $1,036 of curtailment expense in 2007 related to discontinuing production of certain product lines manufactured in Swindon, England and $1,551 of curtailment expense in 2006 related to the LaSalle Factory pension plan as a result of the decision to close the LaSalle plant. The curtailment expenses are not included in the net periodic pension expense disclosed above.

        The Company expects to incur income of $312 related to the amortization of prior service costs and expense of $1,556 for amortization of net loss in 2008.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31,
	2007	2006
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(236,205)	$(208,909)
Service cost	(4,637)	(5,576)
Interest cost	(12,593)	(11,265)
Plan participant contributions	(673)	(647)
Plan amendments	5,502	—
Actuarial gain (loss)	9,129	(6,843)
Benefit payments	13,181	9,352
Liability for divested business(1)	3,046	—
Effect of exchange rate changes	(5,681)	(12,317)

Benefit obligation at December 31	$(228,931)	$(236,205)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	153,880	134,379
Actual return on plan assets	9,292	14,146
Employer contributions	6,739	6,115
Effect of exchange rate changes	824	6,340
Plan participant contributions	673	647
Benefit payments	(11,313)	(7,747)

Fair value of plan assets at December 31	160,095	153,880

Funded status at December 31	(68,836)	(82,325)

Net amount recognized	$(68,836)	$(82,325)

    (1)
    Represents the pension liability associated with the DC motor business which was sold during 2007. The plan had no plan assets. The liability was transferred to the buyer.

        Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2007	2006
Long-term pension liability, net(1)	$(67,487)	$(80,380)
Current pension liability	(1,349)	(1,945)

Net amount recognized	$(68,836)	$(82,325)

    (1)
    Includes plan assets of $3,290 and $227 in 2007 and 2006, respectively, that is included in other assets.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        Amounts recognized in accumulated other comprehensive income as of:

	December 31,
	2007	2006
Actuarial loss	$37,673	$48,052
Prior service cost	(3,997)	1,183

	$33,676	$49,235

        Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2007	2006	2005
Discount Rates
United States	6.50%	6.00%	5.75%
Germany	5.50	4.50	4.50
United Kingdom	6.00	5.00	4.66
Rates of increase in compensation levels
United States	3.50	3.50	3.50
Germany	3.50	2.00	2.00
United Kingdom	4.50	4.20	3.90
Expected long-term rate of return on assets
United States	8.50	8.50	8.50
Germany	5.50	—	—
United Kingdom	6.30	5.88	5.86

        The target asset allocation for the U.S. pension assets, on average, is 60% in equity securities and 40% in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 8.5% measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 11% and fixed income securities produce an average annual yield of 6%. The target asset allocation for the U.K. pension assets, on average, is 43.5% in equity securities, 49.5% in fixed income securities, and 7% in cash. This allocation is expected to earn an average annual rate of return of approximately 6.3%.

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The weighted average asset allocations by asset category for the pension plans at December 31 are as follows:

	U.S. Plans		U.K. Plans		German Plans
	2007	2006	2007	2006	2007
Equity securities	60%	66%	44%	50%	16%
Debt securities	38%	31%	49%	32%	83%
Other	2%	3%	7%	18%	1%

Total	100%	100%	100%	100%	100%

Postretirement Benefits

        The health benefit plans covering certain groups of U.S. employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund these plans and has the right to modify or terminate any of these plans in the future. Health benefits for retirees of non-U.S. operations, where applicable, are provided through government-sponsored plans to which the Company contributes funds during the individuals' employment periods.

        The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2007, 2006, and 2005, were as follows:

	2007	2006	2005
Service cost	$385	$595	$553
Interest cost	2,212	2,016	1,876
Net deferral and amortization	947	762	693

Postretirement benefit expense	$3,544	$3,373	$3,122

        The Company expects to incur $967 for net deferral and amortization in 2008.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2007	2006
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(37,797)	$(34,219)
Service cost	(385)	(595)
Interest cost	(2,212)	(2,016)
Actuarial loss	(1,705)	(3,615)
Benefit payments	3,451	2,648

Accumulated postretirement benefit liability at December 31	(38,648)	(37,797)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	3,451	2,648
Benefit payments	(3,451)	(2,648)

Fair value of plan assets at December 31	—	—

Postretirement benefit obligation	(38,648)	(37,797)
Less current portion	2,713	2,604

Postretirement benefit obligation, long-term	$(35,935)	$(35,193)

        At December 31, 2007 and 2006 there is $18,369 and $17,610, respectively, of actuarial loss recognized in accumulated other comprehensive income.

        The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 10.0% for 2008 and is assumed to decrease ratably in 2008 through 2013 and remain level at 4.5% thereafter.

        U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, and retiring after age 65 with ten years of service, will be eligible at age 65 for a Medicare reimbursement allowance based on years of service.

        A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2007, by $2,775, and increased or decreased postretirement benefit expense for 2007 by $224. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 6.5%, 6.0%, and 5.75%, for 2007, 2006, and 2005, respectively.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pensions	Health Care	Health Care Subsidy Receipts
2008	$9,142	$2,795	$84
2009	9,823	3,017	104
2010	10,618	3,227	127
2011	11,543	3,524	141
2012	12,206	3,696	164
2013-2017	75,470	20,163	1,259

        The Company plans to contribute approximately $26,200 to the Company pension and health benefit plans in 2008.

        The Company also maintains two defined contribution plans, the Sauer-Danfoss Employees' Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan, for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $2,900, $2,500 and $2,200 to these plans in 2007, 2006 and 2005, respectively.

(9) Income Taxes:

        The Company's income before income taxes is as follows:

	Years Ended December 31,
	2007	2006	2005
United States	$5,753	$6,519	$5,790
European and other	60,284	64,501	43,917

Total	$66,037	$71,020	$49,707

        The Company's primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

        The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2007	2006	2005 (As Restated)
Current
United States
Federal	$(656)	$585	$(414)
State	(1,339)	(446)	357
European and other	(20,288)	(23,373)	(23,722)

Total Current	(22,283)	(23,234)	(23,779)

Deferred
United States
Federal	(3,923)	3,295	4,308
State	(280)	1,191	(363)
European and other	7,647	1,727	4,941

Total Deferred	3,444	6,213	8,886

Total income tax expense	$(18,839)	$(17,021)	$(14,893)

        A reconciliation of tax expense calculated using the U.S. statutory tax rate and recorded income tax expense based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2007	2006	2005 (As Restated)
Tax expense based on U.S. statutory tax rate	$(23,114)	$(24,857)	$(17,398)
Deferred tax benefit not previously recognized	5,252	5,660	—
Statutory tax rate change	393	—	1,072
Tax holiday in China	—	—	539
Tax on Dividend repatriation under AJCA	—	—	(829)
European and Asian locations' losses not tax benefited	(3,443)	(1,199)	(627)
Taxes on non-U.S. locations' income at rates which differ from the U.S. rate	4,564	4,385	2,690
State income taxes	(870)	484	(4)
Tax effect of minority interest	(1,731)	(1,752)	(914)
Other	110	258	578

Total income tax expense	$(18,839)	$(17,021)	$(14,893)

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

        The components of the Company's net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$21,023	$—	$28,758	$—
Deferred compensation, postretirement medical and accrued pension benefits	31,244	—	36,438	—
Fixed asset basis differences	3,551	(24,711)	5,134	(27,477)
Inventory and warranty accruals	8,936	(2,164)	6,660	(1,577)
Intangible asset fair market value step-up	4,350	(8,821)	2,965	(2,811)
Other items	20,408	(5,817)	9,524	(2,944)

Gross deferred tax assets/liabilities	89,512	(41,513)	89,479	(34,809)
Valuation allowance	(4,050)	—	(15,440)	—

Net deferred tax assets/liabilities	85,462	(41,513)	74,039	(34,809)
Less current portion	(17,524)	583	(18,140)	2,602

Net deferred tax assets/liabilities, long-term	$67,938	$(40,930)	$55,899	$(32,207)

        In 2007 the Company determined that the remainder of the US NOL carryforward will offset future taxable income. This resulted in a decrease to the valuation allowance of $1,230 and a corresponding decrease to goodwill. The Company also determined that unrecognized tax benefits in the UK would be realized. This resulted in a decrease to the valuation allowance of $5,252 and a reduction to tax expense in 2007.

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

        As of December 31, 2007 and 2006, the Company had not provided U.S. federal income taxes on $218,552 and $149,143, respectively, of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.

        The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. In October 2007 the Internal

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

Revenue Service (IRS) began a routine audit of the Company's federal income tax returns for the 2004, 2005 and 2006 taxation years. This audit is expected to continue throughout 2008. Up to the present time, there have been no disputes, nor have any tax assessments been received from the IRS.

        The Company adopted FIN 48 on January 1, 2007 with no impact on the consolidated financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits (UTB) is as follows:

Amount
Gross UTB Balance at January 1, 2007	$6,863
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	724
Reductions for tax positions of prior years	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—
Gross UTB Balance at December 31, 2007	7,587
Net UTB impacting the effective tax rate at December 31, 2007	724

        The total amount of UTB that, if recognized, would affect the effective tax rate as of December 31, 2007 and 2006 were $724 and $0, respectively. The total amount of UTB is not expected to significantly increase or decrease within the next twelve months. The net UTBs are included as components of deferred income tax assets and other liabilities in the Consolidated Balance Sheets.

        The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expense. No interest and penalties have been accrued as of December 31, 2007.

        The Company had the following tax return carryforwards available to offset future years' taxable income at December 31, 2007:

	Amount	Expiration Dates
German NOL—National	$43,045	None
German NOL—Local	7,558	None
U.S. NOL	21,334	2009-2019
U.K. NOL	10,242	None
Other non-U.S. NOL	5,698	Various
State NOL	15,478	2009-2019
Foreign Tax credits (available to offset U.S. taxes)	9,505	2011-2015
State tax credits	1,273	2009-2016

        The German NOLs reflected above have reduced U.S. income taxes in prior years due to the treatment of the Company's primary German operations as a flow-through entity for U.S. tax purposes. Accordingly, no net deferred tax asset has been established for the German NOL carryforwards.

        The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

of NOL and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize benefits of the net deferred tax assets as of December 31, 2007.

(10) Minority Interests:

        Minority interests in net assets and income reflected in the accompanying consolidated financial statements for 2007, 2006, and 2005 consists of:

  a)
  A 40% minority interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership.

  b)
  A 40% minority interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture.

  c)
  A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation.

  d)
  A 49.9% minority interest held by Topcon Laser Systems in TSD Integrated Controls LLC, a U.S. limited partnership.

  e)
  A 55% minority interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation.

        The following table sets forth the components of minority interest in the consolidated balance sheets:

	December 31,
	2007	2006
Hydro-Gear Limited Partnership	$32,571	$29,938
Sauer Shanghai Hydraulic Transmission Co., Ltd.	10,575	9,725
Sauer-Danfoss-Daikin, Ltd.	7,584	5,552
TSD Integrated Controls LLC	1,810	1,834
Daikin-Sauer-Danfoss Manufacturing, Ltd.	8,004	6,399

Total	$60,544	$53,448

        The Hydro-Gear Limited Partnership agreement indicates a termination date of December 31, 2035. This entity is consolidated in the Company's financial statements. The agreement indicates that if the partnership were to terminate the partnership would be liquidated and the resulting proceeds would be distributed in accordance with each partner's ownership percentage.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(11) Accumulated Other Comprehensive Income:

        The changes in accumulated other comprehensive income for the years ended December 31, 2005, 2006, and 2007 follows:

	Currency Translation	Pension / Postretirement Benefit Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2005	$73,826	$(11,645)	$(471)	$61,710
Change in period	(34,584)	88	301	(34,195)
Effect of exchange rate changes	—	699	—	699
Income tax expense (As Restated)	—	(1,194)	(109)	(1,303)

Balance as of December 31, 2005 (As Restated)	39,242	(12,052)	(279)	26,911
Change in period	38,089	(10,670)	1,145	28,564
Adoption of SFAS No. 158		(41,130)		(41,130)
Effect of exchange rate changes	—	(817)	—	(817)
Income tax benefit (expense)	—	13,113	(298)	12,815

Balance as of December 31, 2006	77,331	(51,556)	568	26,343
Change in period	40,736	16,202	2,674	59,612
Effect of exchange rate changes	—	728	—	728
Income tax benefit (expense)	—	(4,468)	(530)	(4,998)

Balance as of December 31, 2007	$118,067	$(39,094)	$2,712	$81,685

(12) Derivative Financial Instruments:

        The Company recognizes all derivative financial instruments, including foreign exchange contracts and interest rate swaps, in the consolidated financial statements at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

        In 2005 the Company began to enter into forward contracts to hedge the value of the U.S. dollar or euro cash flow at locations that do not have the U.S. dollar or euro as their functional currency but conduct certain transactions in U.S. dollars or euros. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars or euros through the cash settlement date. The Company enters forward contracts that mature from two to eighteen months after the contract date.

        Changes in the fair value of derivative financial instruments are recognized in income or in stockholders' equity as a component of comprehensive income depending on whether any transaction related to the hedged risk has occurred. The fair value estimates used to value the foreign exchange contracts are based on information available to management and were determined using quoted market prices and the discounted value of future cash flows.

        Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(12) Derivative Financial Instruments: (Continued)

recorded immediately in other income (expense) on the consolidated statement of income. There was no hedge ineffectiveness in 2007, 2006 or 2005.

        The Company recognized an increase in net sales of $1,548 and $483 for the years ended December 31, 2007 and 2006, respectively due to the effects of hedge accounting for forward contracts. In addition, the Company recognized additional other income of $635 and $365 as a result of the forward contracts in 2007 and 2006, respectively.

        At December 31, 2007 the Company expects to reclassify approximately $2,400 of gains, net of tax, on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual fulfillment of forecasted transactions.

        Interest rate swaps, which are designated as cash flow hedges, are used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2007 the Company had two interest rate swaps outstanding, one maturing in October 2010 and the other maturing in December 2011. The combined notional amount of the two contracts was $34,434 at December 31, 2007. There is no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives of $262, net of deferred taxes, were recorded in accumulated other comprehensive income at December 31, 2007. At December 31, 2006, the Company had three interest rate swaps outstanding, all of which were settled during 2007. The combined notional amount of the three contracts was 4,686 euros (approximately $6,000) at December 31, 2006. There was no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives of $74 net of deferred taxes, was recorded in accumulated other comprehensive income at December 31, 2006.

(13) Long-Term Incentive Plan:

        The Company's 1998 Long-Term Incentive Plan (1998 Incentive Plan) provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares, and other incentive awards to officers and key employees. The total number of shares of common stock that may be subject to awards or be issued under the 1998 Incentive Plan shall not exceed 2,400,000 shares, of which no more than 1,200,000 shares may be issued as restricted stock. The settlement of performance units is in shares of Company stock or cash as determined by the Compensation Committee of the Board of Directors. The performance units entitle the participants to receive an amount equal to the Company's dividends during the vesting period.

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

        In March 2007 the Compensation Committee granted 259,975 performance units under the 2006 Incentive Plan, 200,427 of which will be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 59,548 performance units granted to

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

certain individuals that would be settled in cash. In April 2007 the Compensation Committee granted 13,126 performance units under the 2006 Incentive Plan which will be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements. The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units. In June 2007 the Compensation Committee also awarded 10,000 shares of restricted stock under the 2006 Incentive Plan.

        The following chart summarizes performance unit activity under the Plan for the year ended December 31, 2007:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	$934,694	$20.85	3.0
Units settled	(368,288)	16.98	3.0
Units granted	213,553	31.20	3.0
Units forefeited	(41,247)	22.80	3.0

Units Outstanding at December 31	738,712	25.68	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	85,151
Units granted	59,548
Units forfeited	(47,503)

Units Outstanding at December 31	97,196	$25.05	3.0

        The Compensation Committee sets performance goals for each performance unit grant and depending on the extent to which these goals are met will determine the number of performance units that will be paid out to the participants. Based on performance results for 2005 through 2007 the performance units granted in 2005 are expected to be settled at 57.5% or the equivalent of approximately 161,500 shares.

        In February 2005 the Compensation Committee of the Board of Directors determined that performance units outstanding would be settled 100% in Company stock with a value withheld to meet the minimum statutory withholding requirements of the Company in the countries where the individual participants pay tax.

        In accordance with SFAS No. 123R, "Share-Based Payment," compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company's stock at the date of grant with an offsetting increase in additional paid-in capital. The expense related to the grants that will be settled in cash is based on the market price of the Company's stock as of the balance sheet date. Compensation expense recognized in selling, general, and administrative expenses in conjunction with the performance units and restricted stock outstanding was $4,301, $6,827, and $9,499 in 2007, 2006, and 2005,

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

respectively. The tax benefits recognized related to this expense was $1,555, $2,468, and $3,506 in 2007, 2006, and 2005, respectively. The Company expects to recognize approximately $5,900 of additional compensation expense through 2009 related to the outstanding performance units and restricted stock under these two plans.

        The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250,000 shares.

        Under the Non-employee Director Stock Option and Restricted Stock Plan the Company awarded 13,500 shares of restricted stock to non-employee directors in 2007, 2006, and 2005. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. Prior to the adoption of SFAS No. 123R, unearned compensation related to the restricted stock was shown as a reduction of stockholders' equity. The Company adopted SFAS No. 123R using a modified prospective application which requires that any unearned compensation related to awards prior to the adoption of SFAS No. 123R be eliminated against the appropriate equity account on the consolidated balance sheet. Compensation expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the vesting period of the grants. Compensation expense recognized in conjunction with the restricted stock outstanding in 2007, 2006, and 2005 amounted to $316, $243, and $184, respectively.

(14) Sale of Businesses:

        The Company sold its direct current motor business in April 2007. The sale resulted in a loss of approximately $6,600, including transaction costs. The loss is reported in the Controls segment.

        The Company sold the assets and product lines located in the Swindon, England location in June 2007. The assets were used to produce customized open circuit gear pumps. Open circuit gear pumps and motors continue to be produced at other locations within the Company. The Company recognized a net loss on the sale of approximately $2,400, including transaction costs, reported in the Work Function segment. The Company had anticipated discontinuing production at this location by the end of 2007 and had established an accrual with the expectation that termination payments would be made to employees at the time production ended. A severance accrual of approximately $1,900, established during 2006, was reversed at the time of sale. The reversal of the accrual was reflected as an offset to the loss on sale of business calculation.

(15) Related Person Transactions:

        In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(15) Related Person Transactions: (Continued)

Danfoss A/S for 2007, 2006, and 2005 was approximately $72,400, $63,400, and $52,900, respectively. At December 31, 2007 and 2006 approximately $6,200 and $10,700 owed to Danfoss A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2007, during the years ending 2008 though 2012 and 2013 and thereafter, are $8,359, $8,359, $8,369, $8,379, $8,389, and $18,755, respectively.

        The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a minority interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $4,900, $3,200, and, $3,300 in 2007, 2006, and 2005, respectively.

        In addition, the Company sold product totaling approximately $4,900, $4,600 and $5,400 in 2007, 2006, and 2005, respectively, to Daikin Industries Ltd. (Daikin), a minority interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2007, 2006, and 2005 were approximately $6,000, $5,900 and $6,600, respectively.

        In 2005 the Company contributed $350 to a science park principally sponsored by a shareholder of the Company. In addition, the Company had sales to Faun Umwelttechnik GmbH & Co., a company owned by a director, of $1,700, $1,200 and $900 in 2007, 2006 and 2005, respectively.

(16) Commitments, Contingencies, and Guarantees:

        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2007, 2006, and, 2005 was $18,097, $18,490, and $16,429, respectively. Rent is expensed on a straight-line basis over the term of the leases.

        Minimum future rental commitments under all noncancelable operating leases as of December 31, 2007, during the years ending 2008 through 2012 and for 2013 and thereafter, are $11,807, $10,000, $6,225, $5,137, $4,641, and $27,946, respectively.

        The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2007, during the years ending 2008 through 2012 and for 2013 and thereafter, are $1,270, $1,270, $1,137, $1,003, $1,003, and $13,945, respectively.

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(17) Quarterly Financial Data (Unaudited):

        Summarized quarterly data is set forth in the following table:

	Quarter
	First	Second	Third	Fourth	Total
2007
Net sales	$523,132	$503,472	$451,771	$494,173	$1,972,548
Gross profit	124,585	112,295	94,221	96,601	427,702
Net income	15,369	17,633	5,499	8,697	47,198
Basic net income per common share	$0.32	$0.37	$0.11	$0.18	$0.98
Diluted net income per common share	$0.32	$0.37	$0.11	$0.18	$0.98
2006
Net sales	$483,959	$469,856	$381,895	$403,378	$1,739,088
Gross profit	115,972	118,475	82,500	79,817	396,764
Net income (loss)	28,321	23,510	7,078	(4,910)	53,999
Basic net income (loss) per common share	$0.59	$0.49	$0.15	$(0.10)	$1.13
Diluted net income (loss) per common share(1)	$0.59	$0.49	$0.15	$(0.10)	$1.12
2005
Net sales	$422,585	$438,096	$342,032	$345,103	$1,547,816
Gross profit	98,988	109,376	76,205	73,177	357,746
Net income (As Restated)	10,810	19,562	4,292	150	34,814
Basic net income per common share (As Restated)	$0.23	$0.41	$0.09	$0.00	$0.73
Diluted net income per common share (As Restated)	$0.23	$0.41	$0.09	$0.00	$0.73

(1)
Basic and diluted net income (loss) per common share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic and diluted net income (loss) per common share may not agree to the annual total.

(18) Segment and Geographic Information:

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(18) Segment and Geographic Information: (Continued)

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, minority interest, and equity in net earnings of affiliates. The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2007, 2006, and 2005, respectively:

	Propel	Work Function	Controls	Global Services	Total
2007
Trade sales	$940,692	$534,040	$497,816	$—	$1,972,548
Segment income (loss)	146,617	(2,886)	17,740	(51,131)	110,340
Interest expense					(23,789)
Interest income					1,048
Minority interest					(21,562)
Income before income taxes					66,037
Depreciation and amortization	43,882	32,987	20,422	5,012	102,303
Total assets	496,021	372,775	301,214	330,412	1,500,422
Capital expenditures	61,129	35,804	30,189	8,511	135,633
2006
Trade sales	$839,306	$471,379	$428,403	$—	$1,739,088
Segment income (loss)	111,762	16,509	42,680	(60,553)	110,398
Interest expense					(18,415)
Interest income					654
Minority interest					(21,617)
Income before income taxes					71,020
Depreciation and amortization	42,822	29,190	18,399	5,254	95,665
Total assets	405,847	335,843	242,724	322,654	1,307,068
Capital expenditures	42,934	39,050	29,393	4,867	116,244
2005
Trade sales	$751,134	$430,668	$366,014	$—	$1,547,816
Segment income (loss)	106,376	6,345	31,436	(60,140)	84,017
Interest expense					(17,540)
Interest income					1,887
Minority interest					(18,657)
Income before income taxes					49,707
Depreciation and amortization	38,636	27,408	17,190	5,088	88,322
Total assets (As Restated)	397,950	321,738	256,958	189,867	1,166,513
Capital expenditures	39,285	33,043	19,454	3,465	95,247

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(18) Segment and Geographic Information: (Continued)

        A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales(1)			Long-Lived Assets(2)
	2007	2006	2005	2007	2006
United States	$744,560	$734,844	$679,849	$187,567	$181,242
Germany	205,661	166,756	145,521	65,398	64,743
Italy	147,614	118,334	100,641	36,348	31,892
Denmark(3)	31,423	19,362	22,747	216,364	192,271
Other countries	843,290	699,792	599,058	206,665	175,485

Total	$1,972,548	$1,739,088	$1,547,816	$712,342	$645,633

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

(19) Restatement and Correction of Immaterial Error:

        An accounting error related to accounting for income taxes was identified which resulted in restating the previously issued 2005 financial statement amounts. The error relates to application of branch accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" where the Company improperly recognized an income tax benefit and should have recorded a deferred tax liability. The impact of the restatement in 2005 resulted in an increase to income tax expense and a decrease to net income of $3,901.

        The following table shows the impact of the restatement on 2005 earnings per share, diluted, by quarter:

	As Previously Reported	As Restated
Quarter:
First	$0.23	$0.23
Second	0.41	0.41
Third	0.09	0.09
Fourth	0.08	0.00

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(19) Restatement and Correction of Immaterial Error: (Continued)

        The following table summarizes the impact of the restatement of the 2005 financial statement amounts:

	As Previously Reported	As Restated
Consolidated Statement of Income:
Income Tax Expense	$(10,992)	$(14,893)
Net Income	38,715	34,814
Net Income per common share, basic	0.82	0.73
Net Income per common share, diluted	0.81	0.73
Consolidated Statement of Stockholders' Equity and
Comprehensive Income:
Additional Paid in Capital	$332,861	$333,392
Retained Earnings	78,176	72,924
Accumulated Other Comprehensive Income	27,410	26,911
Consolidated Statement of Cash Flows:
Cash Flows from Operating Activities:
Net Income	$38,715	$34,814
Change in deferred income taxes	(12,449)	(8,548)

        The 2006 financial statement amounts were revised due to corrections of an immaterial error related to the application of branch accounting for income taxes in accordance with SFAS No. 109 and a tax provision adjustment deemed to be a correction of an error, increasing net income by $251. In addition, corrections for immaterial errors related to the application of branch accounting for income taxes in accordance with SFAS No. 109 were recorded for 2004 and prior periods with an adjustment to reduce 2005 beginning retained earnings by $1,351.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands, except per share data)

(19) Restatement and Correction of Immaterial Error: (Continued)

        The following table summarizes the impact of the corrections to the 2006 financial statement amounts:

	As Previously Reported	Impact of 2004 and Prior Periods Immaterial Correction of an Error	Impact of 2005 Restatement	Impact of 2006 Immaterial Correction of an Error	As Corrected
Consolidated Statement of Income:
Income Tax Expense	$(17,272)			$251	$(17,021)
Net Income	53,748			251	$53,999
Net Income per common share, basic	1.13			0.00	1.13
Net Income per common share, diluted	1.11			0.01	1.12
Consolidated Balance Sheet:
Other current assets	$43,931	$—	$—	$231	$44,162
Deferred income tax asset	58,217	—	(4,400)	2,082	55,899
Deferred income tax liability	30,590	1,351	(531)	797	32,207
Other long-term liabilities	22,976	—	—	228	23,204
Additional paid-in capital	336,146	—	531	285	336,962
Retained earnings	103,278	(1,351)	(3,901)	251	98,277
Accumulated other comprehensive income	26,090	—	(499)	752	26,343

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

        Our management is responsible for establishing and maintaining a system of internal controls over financial reporting. This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit function that coordinates its activities with the Company's independent auditors.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Disclosure Controls

        We have established rigorous procedures to ensure that we provide complete and accurate disclosure in our publicly filed documents. Our Disclosure Committee, made up of key individuals from various corporate functions, has been in place for the past few years. This Committee meets at least quarterly to review public filings and earnings releases, and to discuss any potential disclosure issues that may arise. We have established a "whistle-blower" hotline for employees, customers, suppliers or any stakeholder anywhere in the world to anonymously submit any concern they may have regarding corporate controls or ethical breaches. All complaints are investigated, and where necessary, concerns involving our financial statements, public disclosures or management are directed to our Audit Committee.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders of Sauer-Danfoss Inc.:

        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Notes 1 and 8, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

        As described in Note 19 to the consolidated financial statements, the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2005 have been restated.

        We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of Sauer-Danfoss Inc:

        We have audited Sauer-Danfoss Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sauer-Danfoss Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Sauer-Danfoss Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
March 10, 2008

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2006, and 2007
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Other	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2005
Allowance for doubtful accounts	$4,671	1,178	(349)	—	(600)	$4,900
For the year ended December 31, 2006
Allowance for doubtful accounts	$4,900	1,140	(613)	—	278	$5,705
For the year ended December 31, 2007
Allowance for doubtful accounts	$5,705	728	(1,219)	(459)	378	$5,133

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders of Sauer-Danfoss Inc.:

        Under date of March 10, 2008, we reported on the consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15.(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, the financial statement schedule, when considered in relation to the 2007, 2006, and 2005 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Notes 1 and 8, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

        As described in Note 19 to the consolidated financial statements, the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2005 have been restated.

        We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
March 10, 2008

QuickLinks

PART I
  Item 1. Business.
Major Markets and Applications
  Item 1A. Risk Factors.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
EXECUTIVE OFFICERS OF THE COMPANY
PART II
  Item 5. Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG SAUER-DANFOSS INC., RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX
  Item 6. Selected Financial Data.
SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Income (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Sauer-Danfoss Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2007, 2006, and 2005 (Dollars in thousands, except per share data)
Report of Management
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Schedule II Sauer-Danfoss Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended December 31, 2005, 2006, and 2007 (in thousands)
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule