Form 10-Q
period 2008-03-31
SAUER DANFOSS INC
filed 2008-05-01
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 1, 2008, 48,258,663 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Sales	$617,399	$523,132
Cost of sales	469,674	398,547
Gross profit	147,725	124,585

Selling, general and administrative	67,982	61,852
Research and development	19,286	16,850
Net loss (gain) on disposal of fixed assets	(1,212)	252
Loss on sale of businesses	—	6,230
Total operating expenses	86,056	85,184
Operating income	61,669	39,401

Nonoperating Expenses:
Interest expense, net	(6,487)	(5,356)
Other, net	(3,836)	(1,112)
Nonoperating expenses, net	(10,323)	(6,468)
Income Before Income Taxes and Minority Interest	51,346	32,933
Minority Interest	(8,939)	(8,384)
Income Before Income Taxes	42,407	24,549
Income Tax Expense	(14,544)	(9,180)
Net Income	$27,863	$15,369
Net Income per common share, basic	$0.58	$0.32
Net Income per common share, diluted	$0.57	$0.32
Weighted average basic shares outstanding	48,209,798	48,085,461
Weighted average diluted shares outstanding	48,513,646	48,269,277

Dividends declared per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$35,249	$26,789
Accounts receivable, less allowances of $5,008 and $5,133 at March 31, 2008 and December 31, 2007, respectively	399,577	318,152
Inventories	327,939	319,524
Other current assets	64,199	55,677
Total current assets	826,964	720,142

Property, Plant and Equipment, net of accumulated depreciation of $845,936 and $777,048 at March 31, 2008 and December 31, 2007, respectively	608,331	562,818

Other Assets:
Goodwill	119,112	114,500
Other intangible assets, net	24,630	25,295
Deferred income taxes	64,447	67,938
Other	15,268	9,729
Total other assets	223,457	217,462
	$1,658,752	$1,500,422
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$65,389	$59,415
Long-term debt due within one year	240,421	208,819
Accounts payable	175,949	168,015
Accrued salaries and wages	72,750	61,961
Accrued warranty	22,130	19,401
Other accrued liabilities	67,258	46,996
Total current liabilities	643,897	564,607

Long-Term Debt	189,875	175,811

Other Liabilities:
Long-term pension liability	61,117	70,777
Postretirement benefits other than pensions	35,966	35,935
Deferred income taxes	38,048	40,930
Other	29,144	26,318
Total other liabilities	164,275	173,960

Minority Interest in Net Assets of Consolidated Companies	69,464	60,544

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 75,000,000 in 2008 and 2007; issued and outstanding 48,260,298 in 2008 and 48,149,461 in 2007	483	481
Additional paid-in capital	333,192	332,522
Retained earnings	129,990	110,812
Accumulated other comprehensive income	127,576	81,685
Total stockholders’ equity	591,241	525,500
	$1,658,752	$1,500,422

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2007	48,149,461	$481	$332,522	$110,812	$81,685	$525,500

Period Ended March 31, 2008
(Unaudited)
Comprehensive income:
Net income	—	—	—	27,863	—
Pension adjustments	—	—	—	—	364
Unrealized gains on hedging activities	—	—	—	—	2,899
Currency translation	—	—	—	—	42,628
Total comprehensive income	—	—	—	—	—	73,754
Performance units vested	110,837	2	(2)	—	—	—
Minimum tax withholding net settlement	—	—	(1,486)	—	—	(1,486)
Restricted stock and performance unit compensation	—	—	2,158	—	—	2,158
Cash dividends declared ($0.18 per share)	—	—	—	(8,685)	—	(8,685)
Ending Balance	48,260,298	$483	$333,192	$129,990	$127,576	$591,241

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$27,863	$15,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,041	24,530
Minority interest	8,939	8,384
Restricted stock and performance unit compensation	2,158	2,610
Impairment charge and net loss (gain) on disposal of fixed assets	(1,212)	252
Loss on sale of businesses	—	6,230
Changes in operating assets and liabilities
Accounts receivable, net	(46,945)	(74,228)
Inventories	11,799	770
Accounts payable	(12,998)	14,335
Accrued liabilities	18,016	14,372
Special pension contributions	(20,018)	—
Change in deferred income taxes	(322)	101
Minimum tax withholding payments on performance units	(1,486)	(8,971)
Other (1)	499	(1,637)
Net cash provided by operating activities	14,334	2,117

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(35,146)	(24,876)
Proceeds from sales of property, plant and equipment	3,472	542
Net cash used in investing activities	(31,674)	(24,334)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	8,009	(10,186)
Net borrowings on revolving credit facility	26,091	43,721
Repayments of long-term debt	(673)	(1,068)
Borrowings of long-term debt	3,459	3,869
Cash dividends	(8,667)	(7,639)
Distribution to minority interest partners	(2,415)	(2,613)
Net cash provided by financing activities	25,804	26,084

Effect of Exchange Rate Changes on Cash	(4)	1,617

Cash and Cash Equivalents:
Net increase during the year	8,460	5,484
Beginning balance	26,789	29,112
Ending balance	$35,249	$34,596

Supplemental Cash Flow Disclosures:
Interest paid	$6,492	$5,324
Income taxes paid	$10,136	$5,449

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies —

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2008.

Use of Estimates —

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

New Accounting Principles —

In September 2006 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Starndard (SFAS) No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments.  Although the adoption of SFAS No. 157 did not materially impact its consolidated financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements which are included in Note 3.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” in February 2007. SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company.  The Company adopted SFAS No. 159 in the first quarter of 2008 with no impact on the consolidated financial statements.

SFAS No. 141R “Business Combinations” replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R in 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” in December 2007.  SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” was issued by the FASB in March 2008.  SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008.  The Company will include the expanded disclosures in its financial statements beginning in 2009.

2)                                     Basic and Diluted Per Share Data —

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plans and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plans, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plans will be achieved. Shares granted under the long-term incentive plans have an exercise price of zero.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods ended March 31, 2008 and 2007:

	March 31, 2008			March 31, 2007
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income	$27,863	48,209,798	$0.58	$15,369	48,085,461	$0.32
Effect of dilutive securities:
Restricted stock	—	27,802	—	—	30,230	—
Performance units	—	276,046	(0.01)	—	153,586	—
Diluted net income	$27,863	48,513,646	$0.57	$15,369	48,269,277	$0.32

3)                                     Fair Value —

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s derivative instruments, related to both foreign currency exchange and interest rates.   Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.  The following table shows the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

March 31, 2008
Assets:
Foreign currency exchange contracts	$8,980
Liabilities:
Interest rate swap contracts	$1,243

The Company is exposed to market risks from changes in interest and foreign currency exchange rates due to its global operating and financing activities.  When deemed appropriate, the Company minimizes its risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments.  The derivative financial instruments are used to manage risk and not used for trading or other speculative purposes.

4)                                     Inventories —

The composition of inventories is as follows:

	March 31, 2008	December 31, 2007
Raw materials	$159,324	$147,763
Work in progress	61,766	58,737
Finished goods and parts	126,796	132,702
LIFO allowance	(19,947)	(19,678)
Total	$327,939	$319,524

5)                                     Assets Held for Sale —

In 2003, the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold.  In 2007, the land and building were sold for approximately $3,300. The loss on sale of approximately $300 is reported in the Work Function segment.

In connection with the restructuring activity discussed in Note 10, the Company intended to sell the land and building at the LaSalle, Illinois location which had a carrying value of $1,800 as of December 31, 2007 and was classified as held for sale in other current assets.  In February 2008, the land and building were sold for approximately $3,300.  The gain on sale of approximately $1,500 is reported in the Propel segment in 2008.

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

The following table presents the changes in the Company’s accrued warranty liability:

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$19,401	$17,022
Payments	(3,151)	(2,749)
Accruals for warranties	4,694	3,047
Currency impact	1,186	132
Balance, end of period	$22,130	$17,452

7)                                     Long-Term Incentive Plans —

Under the 1998 Long-Term Incentive Plan (1998 Incentive Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees. In December 2005, the Board of Directors approved the adoption of the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), which was approved by the stockholders at the annual meeting in June 2006. The 2006 Incentive Plan provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment. Refer to Note 13 in the Notes to Consolidated Financial Statements in the Company’s 2007 annual report filed on Form 10-K for additional information.

In March 2008, the Compensation Committee granted 328,053 performance units under the 2006 Incentive Plan, 307,945 of which will be settled 100 percent in company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 20,108 performance units granted to certain individuals that would be settled in cash. The units to be settled in stock are accounted for as equity units, and the units to be settled in cash are accounted for as liability units.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method. The expense related to the performance units granted in March 2008 to be settled in Company stock was based on the market price of the Company’s stock as of

March 12, 2008. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date. The Company recognized $2,301 and $2,981 expense in the three month periods ended March 31, 2008 and 2007, respectively, related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized approximately $830 and $1,000 of tax benefit on these amounts during the three month periods ended March 31, 2008 and 2007, respectively. The Company expects to recognize approximately $13,600 of additional expense through 2010 related to the outstanding performance units under these two plans.

The following charts summarize performance unit activity under the plans for the three months ended March 31, 2008:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	738,712	$25.68	3.0
Units settled	(280,870)	21.26	3.0
Units granted	307,945	18.89	3.0
Units forefeited	(44,927)	28.18	3.0
Units Outstanding at March 31	720,860	$24.33	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	97,196		3.0
Units granted	20,108		3.0
Units Outstanding at March 31	117,304	$22.14	3.0

8)                                     Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three months ended March 31, 2008 and 2007 for the defined benefit plans consists of the following components:

	Three months ended March 31,
	2008	2007
Service cost	$1,173	$1,373
Interest cost	3,475	2,961
Expected return on plan assets	(3,163)	(2,436)
Amortization of prior service cost	(84)	170
Amortization of net loss	539	665
Net periodic pension expense	$1,940	$2,733

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
Service cost	$104	$62
Interest cost	587	529
Net deferral and amortization	255	209
Postretirement benefit expense	$946	$800

9)                                     Income Taxes —

The Company reversed $0 and $1,142 of valuation allowance on deferred tax assets during the three month periods ended March 31, 2008 and 2007, respectively.

10)                              Restructuring —

In March 2006, the Company announced its plans to close the LaSalle, Illinois plant, outsourcing certain products to reduce costs and increase efficiencies. Costs related to the LaSalle plant closing are included in the Propel segment, in addition to costs related to the relocation of certain production lines between production facilities in the U.S.

In April 2007, the Company sold its direct current (DC) electric motor business as discussed in Note 11. The loss on sale of business of approximately $6,200 recognized during the three months ended March 31, 2007 is not included in the restructuring numbers below. In preparation for this disposition the Company incurred restructuring costs to transfer all DC production lines to one location. These costs are included in the Controls segment. The Controls segment has also incurred costs related to the relocation of certain production lines.

In 2006, the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown. These costs are included in the Work Function segment.

The following table summarizes the restructuring charges for the three months ended March 31, 2007, as well as the cumulative charges incurred related to the completed restructuring activities.  No restructuring costs have been incurred during 2008.

	Propel	Work Function	Controls	Total
Charges incurred for the three months ended March 31, 2007	$1,769	$610	$3,311	$5,690

Cumulative charges incurred	$13,767	$3,482	$6,598	$23,847

The restructuring costs incurred during the three months ended March 31, 2007 are reported  in the income statement as detailed  in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges for the three months ended March 31, 2007	$4,885	$786	$19	$5,690

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the three months ended March 31, 2008.

	Employee Termination Costs	Employee Training Costs	Impairment Charges	Equipment Moving Costs	Other	Total
Balance as of December 31, 2007	$375	$—	$—	$—	$—	$375
Payments made	(75)	—	—	—	—	(75)
Balance at of March 31, 2008 (1)	$300	$—	$—	$—	$—	$300

Cumulative charges incurred	$4,358	$3,926	$2,186	$5,353	$8,024	$23,847

(1)  The remaining $300 of accrued liabilities will be paid in 2008.

Included in cumulative charges - other is $1,551 of  pension curtailment costs. This is the recognition of unamortized prior service costs related to the LaSalle pension plan.

11)                              Sale of Businesses —

In the first quarter of 2007, the Company sold its DC motor business. The sale resulted in a loss of approximately $6,200, including transaction costs, recognized during the three months ended March 31, 2007.  The loss is reported in the Controls segment.  The sale transaction closed in April 2007.

12)                              Segment and Geographic Information —

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

The following table presents the significant items by operating segment for the results of operations for the three month period ended March 31, 2008 and 2007:

	Propel	Work Function	Controls	Global Services	Total
March 31, 2008
Trade sales	$311,658	$160,486	$145,255	$—	$617,399

Segment income (loss)	65,437	4,388	4,875	(16,867)	57,833
Interest expense, net					(6,487)
Minority interest					(8,939)
Income before income taxes					42,407

Depreciation and amortization	11,827	9,513	5,510	1,191	28,041
Capital expenditures	17,524	7,471	9,169	982	35,146

March 31, 2007
Trade sales	$256,970	$138,373	$127,789	$—	$523,132

Segment income (loss)	45,673	2,479	5,002	(14,865)	38,289
Interest expense, net					(5,356)
Minority interest					(8,384)
Income before income taxes					24,549

Depreciation and amortization	10,626	7,891	4,672	1,341	24,530
Capital expenditures	7,990	9,426	6,400	1,060	24,876

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets (2)
	Three months ended March 31,		March 31,
	2008	2007	2008	2007
United States	$234,587	$217,943	$189,288	$179,378
Germany	72,522	54,274	70,629	64,924
Italy	44,069	37,405	39,164	32,404
Denmark (3)	9,620	7,582	233,868	195,379
Other countries	256,601	205,928	234,392	179,363
Total	$617,399	$523,132	$767,341	$651,448

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that  past experience may not be a good guide to anticipating actual future results. The economy in the U.S. remains unstable due to the repercussions of the deterioration in the credit markets, the weak housing and residential construction markets, and uncertainty surrounding job creation, interest rates, and crude oil prices.  The European economy has been strong for some time but may be reaching its peak, with inevitable declines to follow. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices;the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; new or changed interpretations of governmental laws and regulations in jurisdictions in which the Company and its affiliates operate; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary — Three months ended March 31, 2008

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.

The following table summarizes the Company’s first quarter 2008 and 2007 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended March 31, 2007	Currency fluctuation	Underlying change	Three months ended March 31, 2008
Net sales	$523.1	$46.4	$47.9	$617.4
Gross profit	124.6	12.0	11.1	147.7
% of Sales	23.8%			23.9%

Selling, general and administrative	62.1	4.0	0.6	66.7
Loss on sale of business	6.2	—	(6.2)	—
Research & development	16.9	1.5	0.9	19.3
Total operating costs	85.2	5.5	(4.7)	86.0
Operating income	$39.4	$6.5	$15.8	$61.7
% of Sales	7.5%			10.0%

Net sales for the first quarter 2008 increased 9 percent over the first quarter 2007, excluding the effects of currency, and 13 percent excluding the effects of currency and the 2007 divestitures of product lines in Swindon, England and the DC motor business. Net sales increased in all regions and segments. Excluding the impacts of currency and divestitures, sales grew 34 percent in Asia Pacific, 14 percent in Europe and 8 percent in the Americas. Sales in the Propel segment were up 15 percent. Sales in the Controls segment grew 13 percent, followed by an increase of 9 percent in the Work Function segment.

Operating income increased 40 percent, excluding the impacts of currency. Several factors contributed to the increased operating income. Restructuring costs and loss on sale of business decreased $11.9 million when compared to the three months ended March 31, 2007.  Costs incurred to implement a common company-wide business system decreased nearly $1.0 million.  In addition, the first quarter 2008 results include a gain on the sale of a building of $1.5 million.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	10%	6%	21%	13%
Construction/Road Building	3	52	8	12
Specialty	(1)	100	1	4
Distribution	10	5	1	6

Agriculture/Turf Care

Sales into the agriculture/turf care market increased in all regions during the first quarter of 2008 compared to the first quarter of 2007. Sales into the European agriculture market increased as a result of continued economic strength and strong commodity prices.  The sales increase in the Americas is driven primarily by strong commodity prices.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care markets, therefore the increase in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

All regions experienced increased sales into the construction/road building markets during the first quarter of 2008 compared to the first quarter of 2007. The Asia-Pacific region experienced the strongest growth at 52 percent.  This increase is driven primarily by continued infrastructure spending in China.  Sales into the European construction/road building market increased 8 percent. The increase was driven by the construction market and was due primarily to strong economic conditions in Europe.  Sales in the Americas increased 3 percent with the increase coming primarily from the non-residential construction market.  The increase was primarily due to new program wins and to customers benefiting from the weakening U.S. dollar by increasing their export sales.  The slow housing market in the United States deters a higher level of growth in the construction market in the Americas.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales in the specialty vehicle market increased 4 percent compared to first quarter of 2007.  The Asia-Pacific region experienced very strong growth, primarily in China.  Sales in the Americas and Europe remained nearly level with the prior year.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Order Backlog

The following table shows the Company’s order backlog at March 31, 2008 and 2007 and orders written in the three-month periods ended March 31, 2008 and 2007, separately identifying the impact of currency fluctuations.

(in millions)	2007	Currency fluctuation	Underlying increase	2008
Backlog at March 31	$664.2	$99.7	$271.9	$1,035.8
Orders written	557.4	50.2	70.3	677.9

Total order backlog at March 31, 2008 was $1,035.8 million, compared to $664.2 million at March 31, 2007. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 41 percent.  Backlog information can vary as customers alter their sales order patterns. A portion of the backlog increase in 2008 is the result of extended customer order patterns to ensure delivery of products with longer lead times.

New sales orders written during the three months ended March 31, 2008 were $677.9 million, an increase of 13 percent over 2007, excluding the impact of currency fluctuations.

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

(in millions)	Three months ended March 31, 2007	Currency fluctuation	Underlying change	Three months ended March 31, 2008
Net sales
Propel	$257.0	$17.3	$37.4	$311.7
Work Function	138.3	15.3	6.9	160.5
Controls	127.8	13.8	3.6	145.2

Segment income (loss)
Propel	$45.7	$3.6	$16.1	$65.4
Work Function	2.5	2.0	(0.1)	4.4
Controls	5.0	1.1	(1.2)	4.9
Global Services and other expenses, net	(14.9)	(1.5)	(0.5)	(16.9)

Propel Segment

The Propel segment experienced a strong 15 percent increase in sales, excluding the effects of currency fluctuations, during the first quarter 2008 compared to 2007, mainly due to strong demand in the European markets.  Segment income increased an even stronger 35 percent during the quarter. The Propel segment experienced a 3 percentage point increase in operating profit margin during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, partially due to a $1.8 million decrease in restructuring charges incurred.  Also contributing to the increase in segment income was the gain on sale of a building of $1.5 million in 2008.

Work Function Segment

Sales in the Work Function segment increased 5 percent during the first quarter of 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Sales increased 9 percent excluding the effects of both currency and the divestiture of product lines in Swindon, England in June 2007.  Despite the increase in sales, Work Function segment income decreased slightly compared to the first quarter of 2007, excluding the effects of currency fluctuations.  Continued investment in a major lean project in Denmark resulted in costs of $0.5 million, contributing to the decline in segment income. Additional costs incurred in 2008 were expedited freight costs of $0.9 million and higher fixed overhead costs of $2.1 million due to recent increases in production capacity.  The weakening of the U.S. dollar also contributed to declining segment income from product manufactured in Europe being sold into the U.S.

Controls Segment

Net sales in the Controls segment increased 3 percent during the first quarter of 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Sales increased 13 percent excluding the effects of both currency and the divestiture of the DC electric motor business in March 2007.  Despite the increases in sales, segment income decreased $1.2 million during the first quarter of 2008.  The decrease in segment income in 2008 is the result of several factors, including field recall costs of $2.5 million, production inefficiencies related to the restructured alternating current (AC) product line, higher fixed overhead costs of $1.9 million due to increases in production capacity, and an investment of $0.4 million in a lean project.  Offsetting these additional costs in 2008 was a reduction in restructuring related costs.  During the first quarter of 2007, the Controls segment incurred $3.3 million in restructuring costs and a $6.2 million loss on the sale of DC electric motor business.  No restructuring costs were incurred in 2008.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $0.5 million excluding the impacts of currency, due primarily to increased incentive plan costs.

Income Taxes

The Company’s effective tax rate was 34.3 percent for the first quarter of 2008 compared to 37.4 percent for the same period in 2007. The effective tax rate was higher in 2007 as the $6.2 million loss on the sale of the DC electric motor business was not deductible in the country where the loss was recognized.  The Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between countries.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related expense of $3.9 million was incurred during the three months ended March 31, 2008, compared to expense of $1.2 million for the same period in 2007.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2007 and March 31, 2008.

The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at March 31, 2008 was an asset of $9.0 million.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. The Company did not enter into any new interest rate swap agreements during the three months ended March 31, 2008. Additional information regarding interest rate swaps is set forth in the Company’s most recent annual report filed on Form 10-K.

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

The Company has a multicurrency revolving credit facility (the facility) to permit unsecured borrowings up to $300.0 million through December 2010. The facility includes an additional 40 million euro (approximately $63.0 million) term loan facility that matures in 2013. At March 31, 2008 the Company had $281.3 million outstanding under the revolving credit facility and term loan, compared to $244.6 million outstanding at December 31, 2007. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was $14.3 million during the three months ended March 31, 2008 compared to $2.1 million for the three months ended March 31, 2007.

Changes in operating assets and liabilities resulted in $30.1 million cash used during the three months ended March 31, 2008 compared to $53.7 million of cash used during the three months ended March 31, 2007. The decrease in cash used in 2008 is primarily the result of higher increases in accounts receivable balances during the first quarter of 2007 compared with the first quarter of 2008.  Offsetting the decrease in cash used for operating assets and liabilities were special contributions into the German and U.K. pension plans of $20.0 million.

Cash Used in Investing Activities

Capital expenditures in the first three months of 2008 were $35.1 million compared to $24.9 million in the first three months of 2007.  The increase in 2008 is the result of investing in additional capacity in order to meet current and anticipated future demand levels.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. Dividend payments in the first quarter of 2008 were $8.7 million compared to $7.6 million in 2007. Net borrowings provided approximately $36.5 million of cash in the first three months of 2008 and 2007. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its consolidated financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” in February 2007.  SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company.  The Company adopted SFAS No. 159 in the first quarter of 2008 with no impact on the consolidated financial statements.

SFAS No. 141R “Business Combinations” replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a significant impact on the consolidated financial statements.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” In December 2007.  SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” was issued by the FASB in March 2008.  SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008.  The Company will include the expanded disclosures in its financial statements beginning in 2009.

Outlook

Sales are expected to increase at a more modest rate in all three major geographic regions throughout 2008.  Capacity constraints still exist in specific areas of the business, which the Company is continuing to address in 2008.  In addition, the Company continues to implement a global procurement project to leverage the Company’s global purchasing power.  This project is expected to start improving margins in 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Registrant’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2008 was made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

The Company implemented a new business system at two of its Japanese locations and one European location during the first quarter of 2008. This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings. While other controls within the system environment were changed as a result of the conversions, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Document
10.1	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan 2008 Performance Unit Award Agreement with David J. Anderson, dated March 12, 2008, is attached hereto.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: May 1, 2008