Form 10-Q
period 2008-06-30
SAUER DANFOSS INC
filed 2008-08-04
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

As of August 1, 2008, 48,271,806 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$611,538	$503,472	$1,228,937	$1,026,605
Cost of sales	473,532	391,177	943,206	789,724
Gross profit	138,006	112,295	285,731	236,881

Selling, general and administrative	70,273	59,893	138,255	121,745
Research and development	21,056	17,196	40,342	34,046
Net loss (gain) on disposal of fixed assets	404	198	(808)	450
Loss on sale of businesses	—	1,811	—	8,041
Total operating expenses	91,733	79,098	177,789	164,282
Operating income	46,273	33,197	107,942	72,599

Nonoperating expenses:
Interest expense, net	(6,522)	(5,764)	(13,009)	(11,120)
Other, net	(32)	(308)	(3,868)	(1,421)
Nonoperating expenses, net	(6,554)	(6,072)	(16,877)	(12,541)
Income before income taxes and minority interest	39,719	27,125	91,065	60,058
Minority interest	(5,468)	(6,259)	(14,407)	(14,643)
Income before income taxes	34,251	20,866	76,658	45,415
Income tax expense	(11,545)	(3,233)	(26,089)	(12,413)
Net income	$22,706	$17,633	$50,569	$33,002
Net Income per common share, basic	$0.47	$0.37	$1.05	$0.69
Net Income per common share, diluted	$0.47	$0.37	$1.04	$0.68
Weighted average basic shares outstanding	48,221,918	48,093,917	48,215,891	48,089,712
Weighted average diluted shares outstanding	48,555,440	48,267,171	48,534,658	48,268,218

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,003	$26,789
Accounts receivable, less allowances of $4,590 and $5,133 at June 30, 2008 and December 31, 2007, respectively	378,832	318,152
Inventories	325,150	318,836
Other current assets	71,361	56,365
Total current assets	813,346	720,142

Property, Plant and Equipment, net of accumulated depreciation of $875,095 and $777,048 at June 30, 2008 and December 31, 2007, respectively	633,383	562,818

Other Assets:
Goodwill	119,099	114,500
Other intangible assets, net	24,133	25,295
Deferred income taxes	63,892	67,938
Other	15,260	9,729
Total other assets	222,384	217,462
	$1,669,113	$1,500,422
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$61,814	$59,415
Long-term debt due within one year	212,915	208,819
Accounts payable	180,118	168,015
Accrued salaries and wages	80,871	61,961
Accrued warranty	24,698	19,401
Other accrued liabilities	68,316	46,996
Total current liabilities	628,732	564,607

Long-Term Debt	188,504	175,811

Other Liabilities:
Long-term pension liability	60,093	70,777
Postretirement benefits other than pensions	36,182	35,935
Deferred income taxes	37,356	40,930
Other	28,638	26,318
Total other liabilities	162,269	173,960

Minority Interest in Net Assets of Consolidated Companies	70,844	60,544

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 75,000,000 in 2008 and 2007; issued and outstanding 48,258,663 in 2008 and 48,149,461 in 2007	483	481
Additional paid-in capital	334,440	332,522
Retained earnings	144,009	110,812
Accumulated other comprehensive income	139,832	81,685
Total stockholders’ equity	618,764	525,500
	$1,669,113	$1,500,422

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2007	48,149,461	$481	$332,522	$110,812	$81,685	$525,500

Period Ended June 30, 2008 (Unaudited)
Comprehensive income:
Net income	—	—	—	50,569	—
Pension adjustments	—	—	—	—	689
Unrealized gains on hedging activities	—	—	—	—	4,814
Currency translation	—	—	—	—	52,644
Total comprehensive income	—	—	—	—	—	108,716
Performance units vested	110,837	2	(2)	—	—	—
Minimum tax withholding net settlement	(1,635)	—	(1,535)	—	—	(1,535)
Restricted stock and performance unit compensation	—	—	3,455	—	—	3,455
Cash dividends declared ($0.36 per share)	—	—	—	(17,372)	—	(17,372)
Ending Balance	48,258,663	$483	$334,440	$144,009	$139,832	$618,764

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$50,569	$33,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,894	49,932
Minority interest	14,407	14,643
Restricted stock and performance unit compensation	3,455	2,618
Net loss (gain) on disposal of fixed assets	(808)	450
Loss on sale of businesses	—	8,041
Changes in operating assets and liabilities
Accounts receivable, net	(27,810)	(60,079)
Inventories	15,834	2,279
Accounts payable	(8,564)	4,474
Accrued liabilities	36,703	5,068
Discretionary pension contributions	(19,857)	—
Change in deferred income taxes	(830)	1,525
Minimum tax withholding payments on performance units	(1,535)	(8,971)
Other	(3,948)	6,149
Net cash provided by operating activities	114,510	59,131

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(83,965)	(52,686)
Proceeds from sales of property, plant and equipment	3,660	5,026
Proceeds from sale of business and payment for acquisition, net of cash acquired	—	7,033
Net cash used in investing activities	(80,305)	(40,627)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(1,317)	(8,402)
Net borrowings on revolving credit facility	7,582	17,846
Repayments of long-term debt	(10,242)	(8,818)
Borrowings of long-term debt	3,887	5,992
Cash dividends	(17,352)	(16,302)
Distribution to minority interest partners	(5,957)	(4,263)
Net cash used in financing activities	(23,399)	(13,947)

Effect of Exchange Rate Changes on Cash	408	426

Cash and Cash Equivalents:
Net increase during the year	11,214	4,983
Beginning balance	26,789	29,112
Ending balance	$38,003	$34,095

Supplemental Cash Flow Disclosures:
Interest paid	$12,721	$10,530
Income taxes paid	$16,992	$10,550

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

New Accounting Principles —

In September 2006 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments.  Although the adoption of SFAS No. 157 did not materially impact its consolidated financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements which are included in Note 3.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” in February 2007. SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company.  The Company adopted SFAS No. 159 as of January 1, 2008 with no impact on the consolidated financial statements.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six month periods ended June 30, 2008 and 2007:

	June 30, 2008			June 30, 2007
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$22,706	48,221,918	$0.47	$17,633	48,093,917	$0.37
Effect of dilutive securities:
Restricted stock	—	18,775	—	—	19,668	—
Performance units	—	314,747	—	—	153,586	—
Diluted net income	$22,706	48,555,440	$0.47	$17,633	48,267,171	$0.37

Six Months
Basic net income	$50,569	48,215,891	$1.05	$33,002	48,089,712	$0.69
Effect of dilutive securities:
Restricted stock	—	23,264	—	—	24,920	—
Performance units	—	295,503	(0.01)	—	153,586	(0.01)
Diluted net income	$50,569	48,534,658	$1.04	$33,002	48,268,218	$0.68

3)            Fair Value —

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s derivative instruments, related to both foreign currency exchange and interest rates.   Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.  The following table shows the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

Assets:
Foreign currency exchange contracts	$10,425
Interest rate swap contracts	369
Liabilities:
Foreign currency exchange contracts	3
Interest rate swap contracts	539

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

4)            Inventories —

The composition of inventories is as follows:

	June 30, 2008	December 31, 2007
Raw materials	$156,465	$147,075
Work in progress	76,700	58,737
Finished goods and parts	112,606	132,702
LIFO allowance	(20,621)	(19,678)
Total	$325,150	$318,836

5)            Assets Held for Sale —

In connection with the restructuring activity discussed in Note 10, the Company intended to sell the land and building at the LaSalle, Illinois location which had a carrying value of $1,800 as of December 31, 2007 and was classified as held for sale in other current assets.  In February 2008, the land and building were sold for approximately $3,300.  The gain on sale of approximately $1,400 is reported in the Propel segment in 2008.

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

The following table presents the changes in the Company’s accrued warranty liability:

	Six Months Ended June 30,
	2008	2007
Balance, beginning of period	$19,401	$17,022
Payments	(8,689)	(6,987)
Accruals for warranties	12,741	6,324
Currency impact	1,245	144
Balance, end of period	$24,698	$16,503

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

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method. The expense related to the performance units granted in March 2008 to be settled in Company stock was based on the market price of the Company’s stock as of March 12, 2008. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date. The Company recognized $2,281 of expense and $62 of income in the three month periods ended June 30, 2008 and 2007, respectively, and $4,583 and $2,919 of expense in the six month periods ended June 30, 2008 and 2007, respectively, related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized approximately $780 of tax benefit and $20 of tax expense during the three month periods ended June 30, 2008 and 2007, respectively, and $1,600 and $1,050 of tax benefit during the six month periods ended June 30, 2008 and 2007, respectively on these amounts. The Company expects to recognize approximately $12,000 of additional expense through 2010 related to the outstanding performance units under these two plans.

The following charts summarize performance unit activity under the plans for the six months ended June 30, 2008:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	738,712	$25.68	3.0
Units settled	(280,870)	21.26	3.0
Units granted	307,945	18.89	3.0
Units forfeited	(44,927)	28.18	3.0
Units Outstanding at June 30	720,860	$24.33	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	97,196		3.0
Units granted	20,108		3.0
Units Outstanding at June 30	117,304	$31.15	3.0

8)            Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2008 and 2007 for the defined benefit plans consists of the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$1,193	$1,299	$2,366	$2,672
Interest cost	3,495	2,850	6,970	5,811
Expected return on plan assets	(3,160)	(2,328)	(6,323)	(4,764)
Amortization of prior service cost	(87)	1,195	(171)	1,365
Amortization of net loss	540	651	1,079	1,316
Net periodic pension expense	$1,981	$3,667	$3,921	$6,400

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$104	$62	$208	$124
Interest cost	587	528	1,174	1,057
Net deferral and amortization	255	210	510	419
Postretirement benefit expense	$946	$800	$1,892	$1,600

9)            Income Taxes —

The Company reversed valuation allowances on deferred tax assets of $1,726 and $2,868 during the three and six month periods ended June 30, 2007, respectively.  The Company has not reversed valuation allowances on deferred tax assets in 2008.

10)          Restructuring —

In March 2006, the Company announced its plans to close the LaSalle, Illinois plant, outsourcing certain products to reduce costs and increase efficiencies. Costs related to the LaSalle plant closing are included in the Propel segment, in addition to costs related to the relocation of certain production lines between production facilities in the U.S.

In April 2007, the Company sold its direct current (DC) electric motor business as discussed in Note 11. The loss on sale of business of approximately $6,400 recognized during the six months ended June 30, 2007 is not included in the restructuring numbers below. In preparation for this disposition the Company incurred restructuring costs to transfer all DC production lines to one location. These costs are included in the Controls segment. The Controls segment has also incurred costs related to the relocation of certain production lines.

In 2006, the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown. These costs are included in the Work Function segment.

The following table summarizes the restructuring charges for the three and six months ended June 30, 2007, as well as the cumulative charges incurred related to the completed restructuring activities.  No restructuring costs have been incurred during 2008.

	Propel	Work Function	Controls	Total
Charges incurred for the three months ended June 30, 2007	$1,716	$(610)	$573	$1,679
Charges incurred for the six months ended June 30, 2007	3,485	—	3,884	7,369

Cumulative charges incurred as of June 30, 2008	$13,767	$3,482	$6,598	$23,847

The restructuring costs incurred during the three and six months ended June 30, 2007 are reported in the income statement as detailed  in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges for the three months ended June 30, 2007	$1,672	$7	$—	$1,679
Charges for the six months ended June 30, 2007	6,674	676	19	7,369

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the six months ended June 30, 2008.

	Employee Termination Costs	Employee Training Costs	Impairment Charges	Equipment Moving Costs	Other	Total
Balance as of December 31, 2007	$375	$—	$—	$—	$—	$375
Payments made	(150)	—	—	—	—	(150)
Balance as of June 30, 2008 (1)	$225	$—	$—	$—	$—	$225

Cumulative charges incurred	$4,358	$3,926	$2,186	$5,353	$8,024	$23,847

(1)  The remaining $225 of accrued liabilities will be paid in 2008.

Included in cumulative charges - other is $1,551 of pension curtailment costs. This is the recognition of unamortized prior service costs related to the LaSalle pension plan.

11)                              Sale of Businesses —

In the first quarter of 2007, the Company sold the DC motors business. The sale resulted in a loss of approximately $6,200, net of transaction costs, which was recognized in the first quarter 2007.  In the second quarter of 2007, an additional loss on sale of approximately $200 was recognized due to an adjustment to the sales price.  The loss is reported in the Controls segment.  The sale agreement was signed in March 2007 and the transaction closed in April 2007.

The Company sold the assets and product lines located in the Swindon, England location in June 2007.  The assets were used to produce customized open circuit gear pumps. Open circuit gear pumps and motors continue to be produced at other locations within the Company.  The Company recognized a loss on the sale of approximately $1,600, net of transaction costs, in the second quarter 2007, reported in the Work Function segment. The Company had anticipated discontinuing production at this location by the end of 2007 and had established an accrual with the expectation that termination payments would be made to employees at the time of production ended.  A severance accrual of approximately $2,500, established during 2006 and the first quarter of 2007, was reversed at the time of sale.   The reversal of the accrual was included in the loss on sale of business calculation.

12)                              Business Combination -

In May 2007, the Company acquired all outstanding shares of a company in Denmark which produces steering columns.  The acquired company, with annual sales of approximately $4,700, was previously a supplier and was acquired in order to control production and delivery of steering columns used in Work Function products.  The Company has consolidated the financial results since the date of acquisition. The purchase price was allocated to inventory and property, plant, and equipment. Goodwill of approximately $2,800 represents the excess of cost over the fair value of net tangible assets.

13)                              Segment and Geographic Information —

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

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended June 30, 2008 and 2007:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2008
Trade sales	$293,179	$162,882	$155,477	$—	$611,538

Segment income (loss)	51,416	344	6,451	(11,970)	46,241
Interest expense, net					(6,522)
Minority interest					(5,468)
Income before income taxes					34,251

Depreciation and amortization	12,275	10,127	5,906	546	28,854
Capital expenditures	24,406	14,084	8,778	1,551	48,819

June 30, 2007
Trade sales	$242,758	$136,492	$124,222	$—	$503,472

Segment income (loss)	41,032	(1,104)	4,899	(11,938)	32,889
Interest expense, net					(5,764)
Minority interest					(6,259)
Income before income taxes					20,866

Depreciation and amortization	10,989	8,264	5,144	1,009	25,406
Capital expenditures	12,393	7,514	6,619	1,284	27,810

Six months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2008
Trade sales	$604,836	$323,368	$300,733		$1,228,937

Segment income (loss)	116,833	4,720	11,518	(28,997)	104,074
Interest expense, net					(13,009)
Minority interest					(14,407)
Income before income taxes					76,658

Depreciation and amortization	24,103	19,639	11,415	1,737	56,894
Capital expenditures	41,930	21,555	17,948	2,532	83,965

June 30, 2007
Trade sales	$499,727	$274,865	$252,013		$1,026,605

Segment income (loss)	86,706	1,375	9,900	(26,803)	71,178
Interest expense, net					(11,120)
Minority interest					(14,643)
Income before income taxes					45,415

Depreciation and amortization	21,616	16,155	9,815	2,346	49,932
Capital expenditures	20,383	16,939	13,019	2,345	52,686

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended June 30,		Six months ended June 30,		June 30,
	2008	2007	2008	2007	2008	2007
United States	$200,616	$196,444	$435,203	$414,387	$192,629	$181,332
Germany	70,030	53,955	142,552	108,228	71,911	51,606
Italy	48,736	38,121	92,805	75,525	38,214	31,590
Denmark (3)	10,732	7,798	20,352	15,380	241,022	202,854
Other countries	281,424	207,154	538,025	413,085	248,099	182,431
Total	$611,538	$503,472	$1,228,937	$1,026,605	$791,875	$649,813

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that  past experience may not be a good guide to anticipating actual future results. The economy in the U.S. remains unstable due to the repercussions of the deterioration in the credit markets, the weak housing and residential construction markets, and uncertainty surrounding job creation, interest rates, and crude oil prices.  The European economy has been strong for some time but appears to have reached its peak, with inevitable declines to follow. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices;the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; new or changed interpretations of governmental laws and regulations in jurisdictions in which the Company and its affiliates operate; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary — Three months ended June 30, 2008

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.

The following table summarizes the Company’s second quarter 2008 and 2007 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended June 30, 2007	Currency fluctuations	Underlying change	Three months ended June 30, 2008
Net sales	$503.5	$53.5	$54.5	$611.5
Gross profit	112.3	14.1	11.6	138.0
% of Sales	22.3%			22.6%

Selling, general and administrative	60.1	6.0	4.6	70.7
Loss on sale of business	1.8	—	(1.8)	—
Research & development	17.2	1.9	1.9	21.0
Total operating costs	79.1	7.9	4.7	91.7
Operating income	$33.2	$6.2	$6.9	$46.3
% of Sales	6.6%			7.6%

Net sales for the second quarter 2008 increased 11 percent over the second quarter 2007, excluding the effects of currency, and 12 percent excluding the effects of currency and the 2007 divestitures of product lines in Swindon, England and the DC motor business. Net sales increased in all regions and segments. Excluding the impacts of currency and divestitures, sales grew 46 percent in Asia Pacific, 14 percent in Europe and 3 percent in the Americas. Sales in the Propel segment were up 12 percent, sales in the Controls segment grew 13 percent, followed by an increase of 10 percent in the Work Function segment.

Operating income increased 21 percent, excluding the impacts of currency. Several factors contributed to the increased operating income.  The improvement in margin is due partly to increased absorption of fixed costs resulting from higher sales volumes. Restructuring costs decreased by $1.7 million compared to the three months ended June 30, 2007.  These increases were partially offset by an additional $4.6 million of field recall costs in 2008.

In 2007 a loss on sale of business of $1.8 million was recognized.  Prior year operating income also reflected $3.6 million of costs incurred to implement a common company-wide business system compared to only $1.7 million in 2008.  These cost reductions were offset by increases of $2.6 million in incentive costs and $2.0 million in costs related to a procurement project.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(2)%	(13)%	28%	8%
Construction/Road Building	1	41	10	12
Specialty	5	127	6	10
Distribution	10	37	8	14

Agriculture/Turf Care

Sales into the agriculture/turf care market remain strong in Europe as a result of continued economic strength and strong commodity prices.  The Americas experienced strength in the agriculture market due to high commodity prices and economic strength in Brazil, however, the strength in the agriculture market was offset by decreases in the turf care market due to a reduction in housing starts and high energy prices which have resulted in a slow-down in consumer spending.

Construction/Road Building

All regions experienced increased sales into the construction/road building markets during the second quarter of 2008 compared to the second quarter of 2007. The Asia-Pacific region experienced the strongest growth at 41 percent.  This improvement is driven primarily by continued infrastructure spending in China.  Sales into the European construction/road building market increased 10 percent, partly due to demand for backhoe and skid steer loaders.  Sales in the Americas increased 1 percent with the increase coming primarily from the non-residential construction market.  The increase was primarily due to new program wins and to customers benefiting from the weakening U.S. dollar by increasing their export sales.  The weak housing market in the United States deters a higher level of growth in the construction market in the Americas.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market increased 10 percent compared to second quarter of 2007.  The Asia-Pacific region experienced very strong growth, partly due to increases in the electric forklift market and new business in China.  Sales in the Americas increased 5 percent due primarily to the non-residential market as well as strength in Brazil.  Sales in Europe increased 6 percent.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 13 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended June 30, 2007	Currency fluctuation	Underlying change	Three months ended June 30, 2008
Net sales
Propel	$242.8	$20.6	$29.7	$293.1
Work Function	136.5	17.2	9.2	162.9
Controls	124.2	15.7	15.6	155.5

Segment income (loss)
Propel	$41.0	$3.1	$7.3	$51.4
Work Function	(1.1)	(0.1)	1.5	0.3
Controls	4.9	0.6	1.0	6.5
Global Services and other expenses, net	(11.9)	1.4	(1.5)	(12.0)

Propel Segment

The Propel segment experienced a 12 percent increase in sales, excluding the effects of currency fluctuations, during the second quarter 2008 compared to 2007.  Segment income increased 18 percent during the quarter. The Propel segment experienced a 1 percentage point increase in operating profit margin during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, partially due to increased absorption of fixed overhead costs resulting from higher sales volumes, as well as a $1.7 million decrease in restructuring charges incurred.

Work Function Segment

Sales in the Work Function segment increased 7 percent during the second quarter of 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Sales increased 10 percent excluding the effects of both currency and the divestiture of product lines in Swindon, England in June 2007.  Work Function segment income increased compared to the second quarter of 2007, excluding the effects of currency fluctuations.  Increased segment income resulted partially from higher sales volumes, increased absorption of fixed overhead costs, and a reduction in restructuring costs and loss on sale of $1.0 million.  These were partially offset by fuel surcharges of $0.9 million and higher fixed overhead costs of $0.9 million due to recent increases in production capacity.  The weakening of the U.S. dollar also contributed to a decline in segment income from product manufactured in Europe being sold into the U.S.

Controls Segment

Net sales in the Controls segment increased 13 percent during the second quarter of 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Segment income increased 20 percent during the second quarter of 2008 due primarily to higher sales volumes and a $0.6 million reduction in restructuring related costs.  The increases were partially offset by additional field recall costs of $2.0 million and higher fixed overhead costs due to increases in production capacity.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $1.5 million excluding the impacts of currency. Incentive plan costs increased  while costs incurred to implement a common company-wide business system decreased compared to 2007.

Income Taxes

The Company’s effective tax rate was 33.7 percent for the second quarter of 2008 compared to 15.5 percent for the same period in 2007. The effective tax rate declined in the second quarter of 2007 because tax expense associated with income in the U.S. was offset by the reversal of valuation allowances of $1.7 million on deferred tax assets related to foreign and research credits that are now expected to be utilized.  In addition, deferred tax expense in Denmark was reduced by $1.4 million because of a legislative statutory rate reduction from 28 percent to 25 percent in June of 2007 that was effective for periods beginning January 1, 2007.  The Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Six months ended June 30, 2008

The following table summarizes the Company’s results from operations for the six months ended June 30, 2008 and 2007, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six months ended June 30, 2007	Currency fluctuations	Underlying change	Six months ended June 30, 2008
Net sales	$1,026.6	$99.9	$102.4	$1,228.9
Gross profit	236.9	26.0	22.8	285.7
% of Sales	23.1%			23.2%

Selling, general and administrative	122.3	10.9	4.3	137.5
Loss on sale of business	8.0	—	(8.0)	—
Research & development	34.0	3.4	2.9	40.3
Total operating costs	164.3	14.3	(0.8)	177.8
Operating income	$72.6	$11.7	$23.6	$107.9
% of Sales	7.1%			8.8%

Net sales for the six months ended June 30, 2008 increased 10 percent compared to the six months ended June 30, 2007, excluding the effects of currency, and 12 percent excluding the effects of currency and the 2007 divestitures of product lines in Swindon, England and the DC motor business.  Net sales increased in all regions and all segments.  Excluding the impacts of currency and divestitures, sales grew 40 percent in Asia Pacific, 14 percent in Europe and 6 percent in the Americas.  Sales in the Propel and Controls segments were up 13 percent and sales in the Work Function segment were up 9 percent.

Operating income increased 33 percent, excluding the impacts of currency.  Several factors contributed to the increased operating income, including increased absorption of fixed overhead costs resulting from higher sales volumes. Restructuring costs and loss on sale of business decreased $15.4 million when compared to the six months ended June 30, 2007.  Costs incurred to implement a common company-wide business system decreased $2.7 million.  In addition, a gain on sale of building of $1.4 million was recognized during the six months ended June 30, 2008.

These increases were offset by an additional $6.4 million of field recall costs, $3.3 million in incentive costs and $3.5 million in costs related to a procurement project during the six months ended June 30, 2008.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	5%	(3)%	25%	11%
Construction/Road Building	2	47	9	12
Specialty	2	115	4	7
Distribution	10	21	4	10

Agriculture/Turf Care

Sales into the agriculture/turf care market remain strong in Europe as a result of continued economic strength and strong commodity prices.  The Americas experienced strength in the agriculture market due to high commodity prices, however the strength in the agriculture market was offset by decreases in the turf care market due to a reduction in housing starts and high energy prices which have resulted in a slow-down in consumer spending.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care markets, therefore the increase in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

All regions experienced increased sales into the construction/road building markets during the six months ended June 30, 2008 compared to the same period in 2007. The Asia-Pacific region experienced the strongest growth at 47 percent.  This increase is driven primarily by continued infrastructure spending in China.  Sales into the European construction/road building market increased 9 percent due partly to increased demand for backhoe and skid steer loaders.  Sales in the Americas increased 2 percent with the increase coming primarily from the non-residential construction market.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market increased 7 percent compared to 2007.  The Asia-Pacific region experienced very strong growth, primarily in China.  Sales in the Americas and Europe increased 2 percent and 4 percent, respectively.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 13 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, minority interest, and global services expenses.

The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Six months ended June 30, 2007	Currency fluctuations	Underlying change	Six months ended June 30, 2008
Net sales
Propel	$499.7	$38.0	$67.1	$604.8
Work Function	274.9	32.4	16.1	323.4
Controls	252.0	29.5	19.2	300.7

Segment income (loss)
Propel	$86.7	$7.6	$22.5	$116.8
Work Function	1.4	2.7	0.6	4.7
Controls	9.9	2.3	(0.7)	11.5
Global Services and other expenses, net	(26.8)	(3.4)	1.3	(28.9)

Propel Segment

The Propel segment experienced a strong 13 percent increase in sales, excluding the effects of currency fluctuations, during the six months ended June 30, 2008 compared to the same period in 2007.  Segment income also increased 26 percent during the six months ended June 30, 2008.  The increase in segment income is due primarily to higher sales volumes, a $3.5 million reduction in restructuring costs and a gain of $1.4 million on the sale of a building.

Work Function Segment

Sales in the Work Function segment increased 6 percent during the six months ended June 30, 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Sales increased 9 percent excluding the effects of both currency and the divestiture of product lines in Swindon, England in June 2007.  Work Function segment income increased compared to the same period in 2007, excluding the effects of currency fluctuations due to higher sales volumes and reductions in restructuring costs and loss on sale of $1.6 million.  Additional costs incurred in 2008 were expediting costs and fuel surcharges of $1.8 million and higher fixed overhead costs of $3.0 million due to recent increases in production capacity.  The weakening of the U.S. dollar also contributed to declining segment income from product manufactured in Europe being sold into the U.S.

Controls Segment

Net sales in the Controls segment increased 8 percent during the six months ended June 30, 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Sales increased 13 percent excluding the effects of both currency and the divestiture of the DC electric motor business in March 2007.  Segment income decreased 7 percent during the six months ended June 30, 2008.  The decrease in segment income in 2008 is primarily the result of field recall costs of $5.0 million and a $3.4 million increase in fixed overhead costs due to increases in production capacity.  Restructuring related costs and loss on sale of business of $10.3 million were recognized in 2007.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $1.3 million excluding the impacts of currency partially due to a $2.7 million reduction in costs incurred to implement a common company-wide business system, offset by an additional $2.3 million of losses on foreign currency transactions.

Income Taxes

The Company’s effective rate was 34.0 percent for the six months ended June 30, 2008 compared to 27.3 percent for the same period in 2007.  The Company’s effective tax rate can vary significantly from period to period due to the mix of earnings between countries.

Order Backlog

The following table shows the Company’s order backlog at June 30, 2008 and 2007 and orders written in the six-month periods ended June 30, 2008 and 2007, separately identifying the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	2007	Currency fluctuation	Underlying increase	2008
Backlog at June 30	$704.8	$96.4	$259.2	$1,060.4
Orders written	1,115.3	108.0	93.4	1,316.7

Total order backlog at June 30, 2008 was $1,060.4 million, compared to $704.8 million at June 30, 2007, an increase of 50 percent. Excluding the effect of currency fluctuations, order backlog increased 37 percent.  New sales orders written during the six months ended June 30, 2008 were $1,316.7 million, an increase of 8 percent over 2007, excluding the impact of currency fluctuations.

In recent years backlog information has become less reliable as an indicator of future sales levels as customers alter their sales order patterns. The 8 percent increase in orders written during the six months ended June 30, 2008 is reflective of the strong sales experienced compared to a strong first half of 2007.  Backlog remains strong at June 30, 2008 with over $1,000 million of customer orders received for future delivery.  However, part of the increase in backlog is likely due to customers reacting to capacity constraints and placing orders in advance of their needs to ensure that their requirements are covered.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related expense of $3.9 million was incurred during the six months ended June 30, 2008, compared to expense of $1.6 million for the same period in 2007.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2007 and June 30, 2008.

The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at June 30, 2008 was an asset of $10.4 million.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. The Company did not enter into any new interest rate swap agreements during the six months ended June 30, 2008. Additional information regarding interest rate swaps is set forth in the Company’s most recent annual report filed on Form 10-K.

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

The Company has a multicurrency revolving credit facility (the facility) to permit unsecured borrowings up to $300.0 million through December 2010. The facility includes an additional 40 million euro (approximately $62.0 million) term loan facility that matures in 2013. At June 30, 2008 the Company had $262.0 million outstanding under the revolving credit facility and term loan, compared to $244.6 million outstanding at December 31, 2007. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was $114.5 million during the six months ended June 30, 2008 compared to $59.1 million for the six months ended June 30, 2007.

Changes in operating assets and liabilities generated $16.2 million cash during the six months ended June 30, 2008 compared to $48.3 million of cash used during the six months ended June 30, 2007. The decrease in cash used in 2008 is primarily the result of higher increases in accounts receivable balances during 2007 compared with 2008, as well as increases in accruals for US taxes, field recalls, and incentive costs during 2008.  Offsetting the decrease in cash used for operating assets and liabilities were special contributions into the German and U.K. pension plans of $20.0 million.

Cash Used in Investing Activities

Capital expenditures in the first six months of 2008 were $84.0 million compared to $52.7 million in the first six months of 2007.  The increase in 2008 is the result of investing in additional capacity in order to meet current and anticipated future demand levels.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. Dividend payments in 2008 were $17.4 million compared to $16.3 million in 2007. Repayment of borrowings used $0.1 million of cash in the first six months of 2008.  During the same period in 2007, additional borrowings provided $6.6 million of cash. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” in February 2007.  SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company.  The Company adopted SFAS No. 159 as of January 1, 2008 with no impact on the consolidated financial statements.

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

Item 4. Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Registrant’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2008 was made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

The Company implemented a new business system at one location in the United Kingdom during the three months ended June 30, 2008. This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings. While other controls within the system environment were changed as a result of the conversions, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2008, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock, 1,635 shares of its common stock at an average price per share of $23.22.  The Company retired the 1,635 shares during the second quarter of 2008.  This repurchase was not part of a publicly announced plan or program of stock repurchases.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2008	1,635	$23.22	—	—
May 1 - May 31, 2008	—	$—	—	—
June 1 - June 30, 2008	—	$—	—	—
Total	1,635		—	—

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 12, 2008.  The meeting was adjourned prior to taking a vote on any matters and was reconvened on July 10, 2008.  At the reconvened meeting, stockholders elected ten directors, ratified the appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2008, and adopted an Amended and Restated Certificate of Incorporation that had the primary effect of eliminating certain supermajority voting provisions from the Company’s Certificate of Incorporation.  Results of the voting in connection with each issue were as follows:

	For	Withheld	Total
Voting on Directors:
Niels B. Christiansen	39,502,546	7,158,325	46,660,871
Jørgen M. Clausen	38,086,712	8,574,159	46,660,871
Kim Fausing	40,338,773	6,322,098	46,660,871
William E. Hoover, Jr.	41,028,925	5,631,946	46,660,871
Johannes F. Kirchhoff	42,884,807	3,776,064	46,660,871
F. Joseph Loughrey	44,324,424	2,336,447	46,660,871
Frederik Lotz	40,338,829	6,322,042	46,660,871
Sven Murmann	40,339,374	6,321,497	46,660,871
Sven Ruder	40,837,416	5,823,455	46,660,871
Steven H. Wood	44,367,442	2,293,429	46,660,871

Ratification of Independent Registered Public Accounting Firm:
For			46,524,935
Against			132,135
Abstain			3,801
Total			46,660,871

Elimination of Supermajority Stockholder Voting Provisions from the Company’s Certificate of Incorporation
For			44,162,709
Against			2,452,299
Abstain			45,863
Total			46,660,871

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1

The Company’s Amended and Restated Certificate of Incorporation dated July 10, 2008 is attached as Exhibit 3.1 to the Company’s Form 8-K filed on July 11, 2008, and is incorporated herein by reference.

3.2	The Company’s Amended and Restated Bylaws dated July 10, 2008 are attached as Exhibit 3.2 to the Company’s Form 8-K filed on July 11, 2008, and is incorporated herein by reference.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: August 1, 2008