Form 10-Q
period 2008-09-30
SAUER DANFOSS INC
filed 2008-10-31
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

As of October 31, 2008, 48,271,806 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$490,188	$451,771	$1,719,125	$1,478,376
Cost of sales	378,322	357,550	1,321,528	1,147,275
Gross profit	111,866	94,221	397,597	331,101

Selling, general and administrative	64,571	54,845	202,827	176,591
Research and development	21,841	16,492	62,183	50,538
Net (gain) loss on disposal of fixed assets	123	81	(685)	531
Loss on sale of businesses	—	662	—	8,702
Total operating expenses	86,535	72,080	264,325	236,362
Operating income	25,331	22,141	133,272	94,739

Nonoperating income (expenses):
Interest expense, net	(6,301)	(5,600)	(19,310)	(16,720)
Other, net	140	(2,029)	(3,729)	(3,449)
Nonoperating expenses, net	(6,161)	(7,629)	(23,039)	(20,169)
Income before income taxes and minority interest	19,170	14,512	110,233	74,570
Minority interest	(1,503)	(869)	(15,910)	(15,512)
Income before income taxes	17,667	13,643	94,323	59,058
Income tax expense	(6,766)	(8,144)	(32,855)	(20,557)
Net income	$10,901	$5,499	$61,468	$38,501
Net Income per common share, basic	$0.23	$0.11	$1.27	$0.80
Net Income per common share, diluted	$0.22	$0.11	$1.27	$0.80
Weighted average basic shares outstanding	48,235,814	48,098,961	48,222,605	48,092,829
Weighted average diluted shares outstanding	48,570,662	48,275,442	48,546,791	48,270,653

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$27,851	$26,789
Accounts receivable, less allowances of $5,192 and $5,133 at September 30, 2008 and December 31, 2007, respectively	309,001	318,152
Inventories	333,919	318,836
Other current assets	63,948	56,365
Total current assets	734,719	720,142

Property, Plant and Equipment, net of accumulated depreciation of $856,328 and $777,048 at September 30, 2008 and December 31, 2007, respectively	620,447	562,818

Other Assets:
Goodwill	114,510	114,500
Other intangible assets, net	23,610	25,295
Deferred income taxes	64,164	67,938
Other	13,521	9,729
Total other assets	215,805	217,462
	$1,570,971	$1,500,422
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$55,323	$59,415
Long-term debt due within one year	237,141	208,819
Accounts payable	148,461	168,015
Accrued salaries and wages	70,550	61,961
Accrued warranty	22,084	19,401
Other accrued liabilities	69,766	46,996
Total current liabilities	603,325	564,607

Long-Term Debt	168,385	175,811

Other Liabilities:
Long-term pension liability	53,657	70,777
Postretirement benefits other than pensions	36,506	35,935
Deferred income taxes	34,930	40,930
Other	26,620	26,318
Total other liabilities	151,713	173,960

Minority Interest in Net Assets of Consolidated Companies	70,914	60,544

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 75,000,000 in 2008 and 2007; issued and outstanding 48,271,806 in 2008 and 48,149,461 in 2007	483	481
Additional paid-in capital	333,974	332,522
Retained earnings	146,219	110,812
Accumulated other comprehensive income	95,958	81,685
Total stockholders’ equity	576,634	525,500
	$1,570,971	$1,500,422

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2007	48,149,461	$481	$332,522	$110,812	$81,685	$525,500

Period Ended September 30, 2008 (Unaudited)
Comprehensive income:
Net income	—	—	—	61,468	—
Pension adjustments	—	—	—	—	938
Unrealized losses on hedging activities	—	—	—	—	(2,767)
Currency translation	—	—	—	—	16,102
Total comprehensive income	—	—	—	—	—	75,741
Performance units vested	110,837	2	(2)	—	—	—
Restricted stock grant	15,000	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	3,189	—	—	3,189
Tax benefits on performance unit compensation	—	—	(145)	—	—	(145)
Minimum tax withholding net settlement	(3,492)	—	(1,590)	—	—	(1,590)
Cash dividends declared ($0.54 per share)	—	—	—	(26,061)	—	(26,061)
Ending Balance	48,271,806	$483	$333,974	$146,219	$95,958	$576,634

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$61,468	$38,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	86,313	75,193
Minority interest	15,910	15,512
Restricted stock and performance unit compensation	3,189	3,266
Net loss (gain) on disposal of fixed assets	(685)	531
Loss on sale of businesses	—	8,702
Changes in operating assets and liabilities
Accounts receivable, net	16,322	(40,190)
Inventories	(9,919)	(5,234)
Prepaid and other current assets	(7,394)	(8,019)
Accounts payable	(26,083)	1,398
Accrued liabilities	30,627	17,310
Discretionary pension contributions	(23,565)	—
Change in deferred income taxes	(3,179)	(249)
Minimum tax withholding payments on performance units	(1,590)	(8,967)
Other	(248)	1,248
Net cash provided by operating activities	141,166	99,002

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(129,549)	(83,036)
Proceeds from sales of property, plant and equipment	5,640	5,111
Proceeds from sale of business and payment for acquisition, net of cash acquired	—	7,006
Net cash used in investing activities	(123,909)	(70,919)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(3,645)	6,096
Net borrowings on revolving credit facility	37,962	3,600
Repayments of long-term debt	(21,842)	(9,929)
Borrowings of long-term debt	4,203	5,978
Cash dividends	(26,039)	(24,968)
Distribution to minority interest partners	(7,161)	(7,987)
Net cash used in financing activities	(16,522)	(27,210)

Effect of Exchange Rate Changes on Cash	327	750

Cash and Cash Equivalents:
Net increase during the year	1,062	1,623
Beginning balance	26,789	29,112
Ending balance	$27,851	$30,735

Supplemental Cash Flow Disclosures:
Interest paid	$18,000	$16,881
Income taxes paid	$24,847	$14,831

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

New Accounting Principles —

In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments.  Although the adoption of SFAS No. 157 did not materially impact its consolidated financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements which are included in Note 3.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine month periods ended September 30, 2008 and 2007:

	September 30, 2008			September 30, 2007
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$10,901	48,235,814	$0.23	$5,499	48,098,961	$0.11
Effect of dilutive securities:
Restricted stock	—	15,170	—	—	22,895	—
Performance units	—	319,678	(0.01)	—	153,586	—
Diluted net income	$10,901	48,570,662	$0.22	$5,499	48,275,442	$0.11

Nine Months
Basic net income	$61,468	48,222,605	$1.27	$38,501	48,092,829	$0.80
Effect of dilutive securities:
Restricted stock	—	20,536	—	—	24,238	—
Performance units	—	303,650	—	—	153,586	—
Diluted net income	$61,468	48,546,791	$1.27	$38,501	48,270,653	$0.80

3)                                     Fair Value —

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s derivative instruments, related to both foreign currency exchange and interest rates.   Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.  The following table shows the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

Assets:
Foreign currency exchange contracts	$3,475
Interest rate swap contracts	37
Liabilities:
Foreign currency exchange contracts	$3,388
Interest rate swap contracts	561

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

4)                                     Inventories —

The composition of inventories is as follows:

	September 30, 2008	December 31, 2007
Raw materials	$157,894	$147,075
Work in progress	74,777	58,737
Finished goods and parts	123,137	132,702
LIFO allowance	(21,889)	(19,678)
Total	$333,919	$318,836

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

The following table presents the changes in the Company’s accrued warranty liability:

	Nine Months Ended September 30,
	2008	2007
Balance, beginning of period	$19,401	$17,022
Payments	(14,831)	(6,584)
Accruals for warranties	17,247	7,942
Currency impact	267	644
Balance, end of period	$22,084	$19,024

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

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method. The expense related to the performance units granted in March 2008 to be settled in Company stock was based on the market price of the Company’s stock as of March 12, 2008. The expense related to the grants that will be settled in cash is based on the market price of the Company’s stock as of the balance sheet date. The Company recognized $639 of income and $188 of expense in the three month periods ended September 30, 2008 and 2007, respectively, and $3,944 and $3,106 of expense in the nine month periods ended September 30, 2008 and 2007, respectively, related to outstanding performance units granted under the 1998 Incentive Plan and the 2006 Incentive Plan. The Company recognized approximately $235 of tax expense and $68 of tax benefit during the three month periods ended September 30, 2008 and 2007, respectively, and $1,451 and $1,118 of tax benefit during the nine month periods ended September 30, 2008 and 2007, respectively on these amounts. The Company expects to recognize approximately $7,100 of additional expense through 2010 related to the outstanding performance units under these two plans.

The following charts summarize performance unit activity under the plans for the nine months ended September 30, 2008:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	738,712	$25.68	3.0
Units settled	(280,870)	21.26	3.0
Units granted	307,945	18.89	3.0
Units forfeited	(51,152)	27.97	3.0
Units Outstanding at September 30	714,635	$24.31	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	97,196		3.0
Units granted	20,108		3.0
Units Outstanding at September 30	117,304	$24.69	3.0

8)                                     Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2008 and 2007 for the defined benefit plans consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$993	$964	$3,359	$3,636
Interest cost	2,826	2,795	9,797	8,606
Expected return on plan assets	(2,507)	(2,287)	(8,830)	(7,051)
Amortization of prior service cost	(86)	168	(257)	1,533
Amortization of net loss	422	903	1,501	2,219
Net periodic pension expense	$1,648	$2,543	$5,570	$8,943

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$113	$111	$321	$235
Interest cost	634	741	1,808	1,798
Net deferral and amortization	277	291	787	710
Postretirement benefit expense	$1,024	$1,143	$2,916	$2,743

9)                                     Income Taxes —

The Company reversed valuation allowances on deferred tax assets of $2,492 and $5,928 during the three and nine month periods ended September 30, 2007, respectively.  The Company has not reversed valuation allowances on deferred tax assets in 2008.

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

In April 2007, the Company sold its direct current (DC) electric motor business as discussed in Note 11. The loss on sale of business of approximately $6,700 recognized during the nine months ended September 30, 2007 is not included in the restructuring numbers below. In preparation for this disposition the Company incurred restructuring costs to transfer all DC production lines to one location. These costs are included in the Controls segment. The Controls segment has also incurred costs related to the relocation of certain production lines.

In 2006, the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown. These costs are included in the Work Function segment.

The following table summarizes the restructuring charges for the three and nine months ended September 30, 2007, as well as the cumulative charges incurred related to the completed restructuring activities.  No restructuring costs have been incurred during 2008.

	Propel	Work Function	Controls	Total
Charges incurred for the three months ended September 30, 2007	$1,230	$—	$487	$1,717
Charges incurred for the nine months ended September 30, 2007	4,715	—	4,370	9,085

Cumulative charges incurred as of September 30, 2008	$13,767	$3,482	$6,598	$23,847

The restructuring costs incurred during the three and nine months ended September 30, 2007 are reported in the income statement as detailed  in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges for the three months ended September 30, 2007	$1,697	$20	$—	$1,717
Charges for the nine months ended September 30, 2007	8,397	669	19	9,085

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the nine months ended September 30, 2008.

	Employee Termination Costs	Employee Training Costs	Impairment Charges	Equipment Moving Costs	Other	Total
Balance as of December 31, 2007	$375	$—	$—	$—	$—	$375
Payments made	(375)	—	—	—	—	(375)
Balance as of September 30, 2008	$—	$—	$—	$—	$—	$—

Cumulative charges incurred	$4,358	$3,926	$2,186	$5,353	$8,024	$23,847

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

The Company sold the assets and product lines located in the Swindon, England location in June 2007.  The assets were used to produce customized open circuit gear pumps. Open circuit gear pumps and motors continue to be produced at other locations within the Company.  The Company recognized a loss on the sale of approximately $2,000, net of transaction costs, reported in the Work Function segment. The Company had anticipated discontinuing production at this location by the end of 2007 and had established an accrual with the expectation that termination payments would be made to employees at the time of production ended.  A severance accrual of approximately $2,500, established during 2006 and the first quarter of 2007, was reversed at the time of sale.   The reversal of the accrual was included in the loss on sale of business calculation.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended September 30, 2008 and 2007:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2008
Trade sales	$228,809	$137,039	$124,340	$—	$490,188

Segment income (loss)	31,803	1,574	4,319	(12,225)	25,471
Interest expense, net					(6,301)
Minority interest					(1,503)
Income before income taxes					17,667

Depreciation and amortization	11,974	10,289	6,515	641	29,419
Capital expenditures	25,464	12,030	6,114	1,975	45,583

September 30, 2007
Trade sales	$207,637	$124,479	$119,655	$—	$451,771

Segment income (loss)	24,530	880	6,837	(12,135)	20,112
Interest expense, net					(5,600)
Minority interest					(869)
Income before income taxes					13,643

Depreciation and amortization	10,775	8,233	4,868	1,381	25,257
Capital expenditures	12,531	5,375	10,536	1,908	30,350

Nine months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2008
Trade sales	$833,645	$460,407	$425,073	$—	$1,719,125

Segment income (loss)	148,610	6,282	15,827	(41,176)	129,543
Interest expense, net					(19,310)
Minority interest					(15,910)
Income before income taxes					94,323

Depreciation and amortization	36,078	29,930	17,930	2,375	86,313
Capital expenditures	67,394	33,585	24,062	4,508	129,549

September 30, 2007
Trade sales	$707,366	$399,343	$371,667	$—	$1,478,376

Segment income (loss)	111,237	2,254	16,737	(38,938)	91,290
Interest expense, net					(16,720)
Minority interest					(15,512)
Income before income taxes					59,058

Depreciation and amortization	32,391	24,388	14,684	3,730	75,193
Capital expenditures	32,914	22,314	23,556	4,252	83,036

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2008	2007	2008	2007	2008	2007
United States	$162,019	$155,370	$597,221	$569,757	$196,916	$182,625
Germany	50,403	45,360	192,955	153,588	70,934	55,796
Italy	30,991	34,588	123,796	110,113	36,455	35,148
Denmark (3)	9,304	7,547	29,656	22,928	231,718	210,840
Other countries	237,471	208,906	775,497	621,990	236,065	191,015
Total	$490,188	$451,771	$1,719,125	$1,478,376	$772,088	$675,424

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. The economy in the U.S. is suffering from the shockwaves of the worldwide credit crisis, continued weakness in the housing and residential construction markets, growing weakness in the commercial and public-sector construction markets, and uncertainty surrounding job creation, interest rates, and crude oil prices. The economies in Europe and Asia-Pacific are also suffering from the uncertainties surrounding the worldwide credit crisis, and declining construction, road building and material handling markets. Any downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following:  specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; new or changed interpretations of governmental laws and regulations in jurisdictions in which the Company and its affiliates operate; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. The foregoing risks and uncertainties are further described in Item1A (Risk Factors) in the Company’s latest annual report on Form 10-K filed with the SEC, as updated in Item 1A of Part II of this report, which should be reviewed in considering the forward-looking statements contained in this quarterly report.

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

Executive Summary — Three months ended September 30, 2008

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.

The following table summarizes the Company’s third quarter 2008 and 2007 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended September 30, 2007	Currency fluctuations	Underlying change	Three months ended September 30, 2008
Net sales	$451.8	$27.7	$10.7	$490.2
Gross profit	94.2	9.3	8.3	111.8
% of Sales	20.8%			22.8%

Selling, general and administrative	54.9	3.2	6.6	64.7
Loss on sale of business	0.7	—	(0.7)	—
Research & development	16.5	1.4	3.9	21.8
Total operating costs	72.1	4.6	9.8	86.5
Operating income	$22.1	$4.7	$(1.5)	$25.3
% of Sales	4.9%			5.2%

Net sales for the third quarter 2008 increased 2 percent over the third quarter 2007, excluding the effects of currency, and 3 percent excluding the effects of currency and the 2007 divestitures of product lines in Swindon, England and the direct current (DC) motor business.  Excluding the impacts of currency and divestitures, sales increased 13 percent in Asia Pacific and 6 percent in the Americas, while sales in Europe declined 2 percent.  Sales in the Propel segment were up 5 percent and sales in the Work Function segment increased 3 percent.  These increases were partially offset by a 2 percent decline in the Controls segment.

Operating income declined 7 percent, excluding the impacts of currency. Decreased operating income is primarily due to $1.6 million of costs incurred related to potential acquisitions that were not completed, as well as a net $2.2 million related to executive retirement costs.  These increased costs were partly offset by a $2.8 million decrease in incentive costs.  Also contributing to the reduction in operating income was a $3.9 million increase in research and development spending, primarily in the Controls segment.

Restructuring charges of $1.7 million, the majority of which were included in cost of sales, as well as an additional $0.7 million loss on the sale of assets and product lines which were manufactured in Swindon, England were incurred during the three months ended September 30, 2007.  There were no similar charges during the third quarter of 2008.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	22%	(4)%	21%	21%
Construction/Road Building	(8)	7	(15)	(8)
Specialty	(21)	40	(10)	(10)
Distribution	19	10	6	13

Agriculture/Turf Care

Sales into the agriculture/turf care market were strong in the Americas and Europe during the third quarter.  The Americas experienced strength in the agriculture market due to high commodity prices as well as economic strength in Brazil.  The turf care market in the Americas remained nearly flat compared to the third quarter 2007.  Increases in Europe are primarily related to high commodity prices as well as growth in the Eastern European markets.

Construction/Road Building

Sales into the construction/road building market declined in Europe and the Americas, primarily related to the instability in the economy and reduced housing starts.  Strength in the Brazil market due to an increase in infrastructure spending is offsetting part of the decline in the Americas.  Sales into the construction/road building market in the Asia Pacific region increased 7 percent primarily related to growth in Japan and China.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market decreased 10 percent compared to third quarter of 2007.  The Asia-Pacific region experienced very strong growth, partly due to increases in mining applications in Australia and marine applications in the Association of Southeast Asian Nations (ASEAN) countries, as well as new business in China.  Sales in the Americas decreased 21 percent due primarily to declines in non-residential construction and slowing demand for aerial lifts.  Sales in Europe decreased 10 percent due primarily to weakening in the material handling market.

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

(in millions)	Three months ended September 30, 2007	Currency fluctuation	Underlying change	Three months ended September 30, 2008
Net sales
Propel	$207.6	$11.0	$10.2	$228.8
Work Function	124.5	9.2	3.3	137.0
Controls	119.7	7.5	(2.8)	124.4

Segment income (loss)
Propel	$24.5	$3.3	$4.0	$31.8
Work Function	0.9	1.1	(0.4)	1.6
Controls	6.8	1.2	(3.7)	4.3
Global Services and other expenses, net	(12.1)	(1.4)	1.3	(12.2)

Propel Segment

The Propel segment experienced a 5 percent increase in sales, excluding the effects of currency fluctuations, during the third quarter 2008 compared to 2007.  Segment income increased 16 percent during the quarter. The Propel segment experienced a 2 percentage point increase in operating profit margin during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, partially due to increased absorption of fixed overhead costs resulting from higher sales volumes, as well as a $1.2 million decrease in restructuring charges incurred.

Work Function Segment

Sales in the Work Function segment increased 3 percent during the third quarter of 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Work Function segment income decreased slightly compared to the third quarter of 2007, excluding the effects of currency fluctuations.  The decline in segment income was impacted by material surcharges incurred in excess of surcharges collected from customers of $1.0 million and higher fixed overhead costs of $0.4 million due to recent increases in production capacity.  The weaker U.S. dollar also contributed to a decline in segment income from product manufactured in Europe being sold into the U.S.

Controls Segment

Net sales in the Controls segment decreased $2.8 million during the third quarter of 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Segment income decreased $3.7 million during the third quarter of 2008 as a result of the reduction in sales, as well as increases in fixed overhead costs.  Research and development costs also increased $2.6 million, excluding the effects of currency fluctuations.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $1.3 million excluding the impacts of currency.  Incentive plan costs decreased $2.8 million, costs incurred to implement a common company-wide business system decreased $0.6 million, and losses related to foreign currency transactions decreased $2.1 million compared to 2007.  These decreases were partially offset by $1.6 million of expenses incurred for potential acquisitions that were not completed, as well as a net $2.2 million increase in executive retirement costs.

Income Taxes

The Company’s effective tax rate was 38.3 percent for the third quarter of 2008 compared to 59.7 percent for the same period in 2007. The effective tax rate was high during the third quarter of 2007 primarily due to an increase in deferred tax expense in Germany due to a legislative statutory tax rate reduction from approximately 38 percent to approximately 29 percent, resulting in reductions of deferred tax assets. In addition, the Company incurred one time losses in 2007 that were not able to be tax benefited.  The Company’s effective tax rate can vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Nine months ended September 30, 2008

The following table summarizes the Company’s results from operations for the nine months ended September 30, 2008 and 2007, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine months ended September 30, 2007	Currency fluctuations	Underlying change	Nine months ended September 30, 2008
Net sales	$1,478.4	$127.6	$113.1	$1,719.1
Gross profit	331.1	35.3	31.2	397.6
% of Sales	22.4%			23.1%

Selling, general and administrative	177.2	14.1	10.8	202.1
Loss on sale of business	8.7	—	(8.7)	—
Research & development	50.5	4.8	6.9	62.2
Total operating costs	236.4	18.9	9.0	264.3
Operating income	$94.7	$16.4	$22.2	$133.3
% of Sales	6.4%			7.8%

Net sales for the nine months ended September 30, 2008 increased 8 percent compared to the nine months ended September 30, 2007, excluding the effects of currency, and 9 percent excluding the effects of currency and the 2007 divestitures of product lines in Swindon, England and the DC motor business.  Net sales increased in all regions and all segments.  Excluding the impacts of currency and divestitures, sales grew 30 percent in Asia Pacific, 9 percent in Europe and 6 percent in the Americas.  Sales in the Propel segment increased 11 percent, and sales in the Controls and Work Function segments were up 8 percent.

Operating income increased 23 percent, excluding the impacts of currency.  Several factors contributed to the increased operating income, including increased absorption of fixed overhead costs resulting from higher sales volumes. Restructuring costs and loss on sale of business decreased $17.8 million when compared to the nine months ended September 30, 2007.  Costs incurred to implement a common company-wide business system decreased $3.4 million.  In addition, a gain on sale of building of $1.4 million was recognized during the nine months ended September 30, 2008.

These increases in operating income were partially offset by an additional $5.5 million of field recall costs, $0.5 million in incentive costs, $1.6 million costs related to potential acquisitions that were not completed, $2.2 million of net increase in executive retirement costs, and an additional $3.5 million in costs related to a procurement project during the nine months ended September 30, 2008.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	8%	(3)%	24%	13%
Construction/Road Building	(2)	32	2	5
Specialty	(6)	81	(1)	1
Distribution	13	17	5	11

Agriculture/Turf Care

Sales into the agriculture/turf care market were up 13 percent for the nine months ended September 30, 2008 compared to the same period in 2007.  Sales were strong in Europe as a result of strong commodity prices.  The Americas experienced strength in the agriculture market due to high commodity prices and strength in the Brazilian market, however the strength in the agriculture market was offset by a decline in the turf care market due to a reduction in housing starts and high energy prices which have resulted in a slow-down in consumer spending.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care markets, therefore the increase in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales into the construction/road building market were nearly level in Europe and the Americas during the nine months ended September 30, 2008 compared to the same period in 2007. The Asia-Pacific region experienced strong growth at 32 percent.  This increase is driven primarily by infrastructure spending in China, as well as increases in Japan and in export markets.  Europe’s increase of 2 percent is the result of a strong first half of 2008, partially offset by slowdowns during the third quarter due in part to the current economic instability.  Sales in the Americas decreased 2 percent with decreases in the construction markets primarily due to the slowdown in housing starts as well as a significant decline in export markets.  Increases in the road building market offset part of the declines in the construction market in the Americas.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market was nearly flat for the nine months ended September 30, 2008 compared to the same period in 2007.  The Asia-Pacific region experienced very strong growth, due in part to increases in mining applications in Australia, marine applications in the ASEAN countries, and continued strength in China.  Sales in the Americas and Europe decreased 6 percent and 1 percent, respectively.

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

The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Nine months ended September 30, 2007	Currency fluctuations	Underlying change	Nine months ended September 30, 2008
Net sales
Propel	$707.4	$48.9	$77.3	$833.6
Work Function	399.3	41.7	19.4	460.4
Controls	371.7	37.0	16.4	425.1

Segment income (loss)
Propel	$111.2	$10.9	$26.5	$148.6
Work Function	2.3	3.7	0.3	6.3
Controls	16.7	3.5	(4.4)	15.8
Global Services and other expenses, net	(38.9)	(4.9)	2.6	(41.2)

Propel Segment

The Propel segment experienced a strong 11 percent increase in sales, excluding the effects of currency fluctuations, during the nine months ended September 30, 2008 compared to the same period in 2007.  Segment income also increased 24 percent during the nine months ended September 30, 2008.  The increase in segment income is due primarily to higher sales volumes, a $4.7 million reduction in restructuring costs and a gain of $1.4 million on the sale of a building.

Work Function Segment

Sales in the Work Function segment increased 5 percent during the nine months ended September 30, 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Sales increased 8 percent excluding the effects of both currency and the divestiture of product lines in Swindon, England in June 2007. Segment income increased slightly, primarily as a result of a loss on sale of $2.0 million which was recognized during the nine months ended September 30, 2007 related to the divestiture of product lines.  There were no similar losses during 2008.

Controls Segment

Net sales in the Controls segment increased 4 percent during the nine months ended September 30, 2008 compared with the same period in 2007, excluding the effects of currency fluctuations.  Sales increased 8 percent excluding the effects of both currency and the divestiture of the DC electric motor business in March 2007.  Segment income decreased $4.4 million.  This decrease is primarily the result of a $5.0 million increase in field recall costs and a $5.9 million increase in fixed overhead costs due to increases in production capacity.  Also contributing to the decline in segment income was an additional $3.6 million of research and development costs.  Restructuring related costs and loss on sale of business of $11.1 million were recognized in 2007, no similar costs were incurred in 2008.

Global Services and other expenses, net

Global services and other expenses decreased $2.6 million excluding the impacts of currency primarily due to a $3.4 million reduction in costs incurred to implement a common company-wide business system.

Income Taxes

The Company’s effective rate was 34.8 percent for the nine months ended September 30, 2008 and 2007.  The Company’s effective tax rate can vary significantly from period to period due to the mix of earnings between countries.

Order Backlog

The following table shows the Company’s order backlog at September 30, 2008 and 2007 and orders written in the nine-month periods ended September 30, 2008 and 2007, separately identifying the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	2007	Currency fluctuation	Underlying increase (decrease)	2008
Backlog at September 30	$758.1	$19.8	$151.6	$929.5
Orders written	1,611.7	121.1	(18.7)	1,714.1

Total order backlog at September 30, 2008 was $929.5 million, compared to $758.1 million at September 30, 2007, an increase of 23 percent. Excluding the effect of currency fluctuations, order backlog increased 20 percent.  The backlog as of September 30, 2008 may not fully reflect the impact of the current crisis in the global credit markets and resulting economic uncertainty, as customers may still be evaluating the impact on their businesses.

New sales orders written during the nine months ended September 30, 2008 were $1,714.1 million, a decrease of 1 percent compared to 2007, excluding the impact of currency fluctuations.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related expense of $3.8 million was incurred during the nine months ended September 30, 2008, compared to expense of $3.5 million for the same period in 2007.

The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at September 30, 2008 was a net asset of $0.1 million.

Interest Rates

The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. The Company did not enter into any new interest rate swap agreements during the nine months ended September 30, 2008. Additional information regarding interest rate swaps is set forth in the Company’s most recent annual report filed on Form 10-K.

Liquidity and Capital Resources

available; therefore, the Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future.

The Company has a multicurrency revolving credit facility (the facility) to permit unsecured borrowings up to $300.0 million through December 2010. The facility includes an additional 40 million euro (approximately $58.0 million) term loan facility that matures in 2013. At September 30, 2008 the Company had $283.0 million outstanding under the revolving credit facility and term loan, compared to $244.6 million outstanding at December 31, 2007. The Company is in compliance with the financial covenants related to its debt facilities.

Cash Flow from Operations

Cash flow from operations was $141.2 million during the nine months ended September 30, 2008 compared to $99.0 million for the nine months ended September 30, 2007.

Changes in operating assets and liabilities provided $3.6 million of cash during the nine months ended September 30, 2008 compared to $34.7 million of cash used during the nine months ended September 30, 2007. The decrease in cash used in 2008 is primarily the result of higher increases in accounts receivable balances during 2007 compared with 2008, partly offset by decreases in accounts payable balances during the nine months ended September 20, 2008 compared to 2007.  Offsetting the decrease in cash used for operating assets and liabilities were special contributions into the pension plans of $23.6 million.

Cash Used in Investing Activities

Capital expenditures in the first nine months of 2008 were $129.5 million compared to $83.0 million in the first nine months of 2007.  The increase in 2008 is the result of investing in additional capacity in order to meet current and anticipated future demand levels.

Cash Used in Financing Activities

The Company continues to pay a dividend to its stockholders on a quarterly basis. Dividend payments in 2008 were $26.0 million compared to $25.0 million in 2007. Borrowings provided $16.7 million of cash in the first nine months of 2008.  During the same period in 2007, additional borrowings provided $5.7 million of cash. In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its consolidated financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

Outlook

Based on the unstable nature of the world economies and resulting slow down in recent growth patterns, the Company is more cautious regarding the outlook for the remainder of 2008.  Sales and earnings are expected to increase modestly compared to 2007.  In addition, the Company continues to implement a global procurement project to leverage the Company’s global purchasing power.  This project is expected to start improving margins in 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Registrant’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2008 was made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

The Company has contracted with an external third party to host its companywide business system. The provider of the hosting services changed during the three months ended September 30, 2008. While controls within the system environment were changed as a result of the change in hosting provider, there were no changes to internal controls over financial reporting that management believes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Information disclosing the risk factors affecting the Company is set forth in Item 1A of Part I of the Company’s 2007 Annual Report on Form 10-K.  In light of the recent global economic crisis, the Company is updating its risk factors as follows.  The information in this Item 1A should be considered in conjunction with the other risk factors in the Company’s 2007 Annual Report on Form 10-K and the statements under the caption “Safe Harbor Statement” at the beginning of Management’s Discussion and Analysis in Item 2 of Part I of this report.

Worldwide Economic Conditions

As has been widely reported, the financial markets in the U.S., Europe, and the Asia-Pacific region have been in a period of severe disruption in recent months.  The turbulence has been most immediately evident in the extreme tightening of credit markets, the resulting loss of liquidity, and historic drops in stock prices.  In response, governments around the world have taken unprecedented steps intended to minimize the depth and breadth of the crisis.  Despite these efforts, it is impossible to predict the duration or overall severity of the current economic disruption.

These economic developments and governmental responses may adversely affect the Company’s business, financial condition, and results of operations in a number of ways.  Continued worldwide financial turmoil could cause the Company’s lenders to be unable to meet their funding commitments under the Company’s revolving credit facility, the terms of which are described in more detail in Note 7 in the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.  Similarly, if the Company were to seek additional borrowings, its ability to access the credit markets could be limited.  Tightening credit markets could also have a material impact on the Company’s customers and suppliers and their ability to finance their operations, which could result in a decrease in, or deferral of, orders for the Company’s products or an increase in the Company’s cost of production.  A prolonged economic slowdown, recession, or depression could similarly have a material and adverse impact on the Company’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2008, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock, 1,857 shares of its common stock at an average price per share of $29.78.  The Company retired the 1,857 shares during the third quarter of 2008.  This repurchase was not part of a publicly announced plan or program of stock repurchases.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2008	1,857	$29.78	—	—
August 1 - August 31, 2008	—	$—	—	—
September 1 - September 30, 2008	—	$—	—	—
Total	1,857	$29.78	—	—

Item 6. Exhibits.

Exhibit No.	Description of Document
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: October 31, 2008