Form 10-K
period 2008-12-31
SAUER DANFOSS INC
filed 2009-03-24
CIK 865754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"). Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

        The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2008 was $350,674,801. (The registrant does not have any other authorized common equity.)

        As of March 23, 2009 there were 48,299,630 shares of common stock, $0.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the annual meeting of stockholders to be held June 11, 2009 are incorporated by reference into Part III.

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

        During 2008 the Company signed a sales agreement to sell its alternating current (AC) electric motor business which sold products into the material handling market. This resulted in expense of approximately $8.4 million recognized in 2008 which was reported in the Controls segment. The sale is expected to close in 2009. In early 2009, the Company decided that it would exit the remaining operations included in its electric drives business unit.

(b)   Financial Information About Segments

        The Company reports its operating segments based on its product lines of Propel, Work Function, and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Products in the Controls segment include electrohydraulic controls, microprocessors, electric drives, and valves that control and direct the power of a vehicle. Information about the Company's reportable segments defined by product lines is set forth in Note 18 in the Notes to Consolidated Financial Statements on pages F-37 through F-39 of this report and is incorporated herein by reference.

(c)   Description of Business

        Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's segments and geographic regions is set forth in Note 18 in the Notes to Consolidated Financial Statements on pages F-37 through F-39, and is incorporated herein by reference. No individual customer accounted for 10 percent or more of the Company's total net sales in 2008, 2007, or 2006.

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

Low Speed High Torque Motors

        Sauer-Danfoss designs, manufactures, and markets a complete line of geroller and gerotor motors used for both propel and work functions in all served markets. These motors are manufactured at the Company's Lawrence, Kansas, and Nordborg, Denmark, facilities.

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

Controls Segment

Mobile Electronics

        Sauer-Danfoss designs, manufactures and markets a portfolio of electronic controls, including microprocessor-based controllers (both generic type to control any mobile machinery and specialized to control speed variability of Alternating Current electric motors), intelligent displays, joysticks and electronic sensors through its electronic and mechatronic operations in Minneapolis, Minnesota; Älmhult, Sweden; Kaiserslautern, Germany; Neumünster, Germany; and Nordborg, Denmark. The software to integrate all these components into systems is also developed by Sauer-Danfoss and licensed to customers to let them develop their own solutions in an easy-to-use, graphical environment. Electronic controls and software are used by OEMs to network hydrostatic transmissions and work function hydraulics of mobile equipment into comfortable, safe and efficient systems. The Company designed and manufactured Alternating Current (AC) electric motors and generators in Odense, Denmark in 2008 but is in the process of divesting this business in 2009.

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

        In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years, from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company's warranty expense has been less than two percent of net sales in each of the past three years.

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

Patents, Trademarks, and Licenses

        The Company owns or licenses rights to approximately 735 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.

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

Working Capital

        The Company has historically funded its working capital requirements through cash flow from operations and its various credit facilities. As described in Note 19 in the Notes to the Consolidated Financial Statements on page F-39 of this report, the Company has agreed to borrow up to $490 million from Danfoss A/S, the Company's majority shareholder. The proceeds of the borrowing will be used to refinance certain other credit facilities of the Company, as a result of which, the Company will become heavily reliant on Danfoss A/S as its primary external source of working capital.

Backlog

        At December 31, 2008 the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2009) was $744 million, a decrease of 18 percent from December 31, 2007, excluding the impact of currency fluctuation. Historically, backlog comparisons have been a good indicator of the Company's future business level, but the value of those comparisons depends on the degree to which customer ordering behavior remains constant from year to year. Customers can increase, cancel, or reschedule orders, so some customers place orders in excess of their actual needs in order to ensure that adequate quantities will be available. In such a case, the customer may ultimately cancel a portion of its order. The decrease in backlog reflects the sudden and dramatic downturn experienced in almost all markets and regions during the fourth quarter of 2008.

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

  Open Circuit Piston Pumps and Gear Pumps and Motors Market

        The open circuit work function market is fragmented with a large number of suppliers of all types of products and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker-Hannifin Corporation, Casappa S.p.A. and Haldex, and in Japan, Shimadzu Corporation. The supply of standard gear pumps and motors is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market.

  Low Speed High Torque Motor Market

        There are a limited number of competitors who can provide a complete line of low speed, high torque motors (LSHT). Competitors include Eaton Corporation, Bosch Rexroth AG, White Drive Products, Parker-Hannifin Corporation, and M+S Hydraulic. This market is highly price-competitive and is growing, providing Sauer-Danfoss opportunity to develop new products to increase market share.

  Steering Unit Market

        Hydrostatic steering units are provided to the market from more than ten competitors, the major ones being Eaton Corporation, Zhenjiang Hydraulic Components Manufacturing Co., Ltd., Ognibene S.p.A., Bosch Rexroth, M+S Hydraulic and Parker-Hannifin Corporation. Sauer-Danfoss believes it has the largest European market share for steering units and an increasing share globally. As steering systems grow and needs expand, Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market. Today, Sauer-Danfoss believes that it leads the industry in this direction for steering technology.

  Mobile Electronics Market

        In the mobile electronics market, which covers both propulsion and work function systems, there are few suppliers of propulsion system controls and only three are worldwide competitors. The main competition in this area comes from major OEMs, who produce controls for their own use. In work function electrohydraulic valves and electronic controls, there is a wide range of niche suppliers in limited geographic markets. In recent years larger companies have increasingly acquired these niche or regional suppliers and thereby have improved their ability to offer integrated systems. The Company believes it is well positioned to establish itself as a technology leader in the work function and propel segments, as there is no clearly established technology in this sector that is deemed to be an industry standard.

  Control Valves Market

        The control valves marketplace is fragmented with a large number of suppliers, most of which are focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of both spool valves and cartridge valves to meet the specific needs of its customers. Competitors who provide partial lines include HydraForce, Sterling Hydraulics, HUSCO International, Sun Hydraulics Corporation, Integrated Hydraulics Limited, Walvoil S.p.A., and Bosch Rexroth Oil Control S.p.A., plus many others. Complete global control valve line competitors are limited to Parker-Hannifin Corporation, Bosch Rexroth AG, and Eaton Corporation. Sauer-Danfoss believes growth in this market will be higher than historical levels related to its new product introductions and the implementation of new emissions regulations.

Research and Development

        The Company's research and development expenditures during 2008, 2007, and 2006 were approximately $82.9 million, $70.6 million, and $61.9 million, respectively.

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

Employees

        As of December 31, 2008, 2007, and 2006 the Company had approximately 9,600, 9,800, and 9,200, employees, respectively. Of its full-time employees at December 31, 2008, approximately 3,100 were located in the Americas with the remaining located in Europe and Asia. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.

Financial Information about Geographic Areas

        Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 18 in the Notes to Consolidated Financial Statements on pages F-37 through F-39 of this report, and is incorporated herein by reference.

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

        These economic developments and governmental responses have adversely affected the Company's business, financial condition, and results of operations in a number of ways in late 2008, and will likely continue to adversely impact the Company until the economic conditions improve. Continued worldwide financial turmoil could cause the Company's lenders to be unable to meet their funding commitments under the Company's revolving credit facility. Tightening credit markets could also have a material impact on the Company's customers and suppliers and their ability to finance their operations, which could result in a decrease in, or deferral of, orders for the Company's products or an increase in the Company's cost of production. A prolonged economic slowdown, recession, or depression could similarly have a material and adverse impact on the Company's business, financial condition, and results of operations.

        To the extent that global economies experience a significant long-term economic downturn, the Company's revenues could decline to the point that it may have to take additional cost-saving measures to reduce fixed costs to a level that is in line with a lower level of sales and to stay in business long-term in a depressed economic environment. The Company experienced a significant decline in the demand for its products during the fourth quarter of 2008 as a result of the substantial deterioration in economic conditions. Many of the Company's customers are choosing to delay their purchases of the Company's products. Customer spending on the Company's products is not discretionary, but the Company is unable to predict when an improvement in economic conditions will return to a level where customers will increase their spending. Decreased demand for the Company's products could result in decreased revenues, profitability and cash flows and may impair the Company's ability to maintain operations and fund obligations to others.

Credit Default; Dependence on Affiliate Borrowing

        As a result of rapidly declining sales, significant goodwill impairment charges, the cost of a plant closure, and the cost of workforce reductions, all related to the current worldwide economic downturn, the Company anticipates that it will not maintain compliance with the leverage ratio covenants in the Company's long-term credit agreements when testing is completed after the end of the first quarter of 2009. As described in Note 19 in the Notes to the Consolidated Financial Statements on page F-39 of this report, the Company has entered into a Credit Agreement with Danfoss A/S, the Company's majority stockholder, pursuant to which the Company intends to borrow sufficient funds to refinance certain existing credit agreements to avoid a default.

        In borrowing significant funds from Danfoss A/S, the Company will become heavily dependent on Danfoss A/S for the Company's working capital and other funding needs. In light of the Company's anticipated leverage ratios over at least the near term, the Company may not be able to borrow from sources other than Danfoss A/S on reasonable terms. If Danfoss A/S were unable to borrow or otherwise generate sufficient funds to meet the Company's borrowing requirements or were to become unwilling to continue lending to the Company on favorable terms, the Company's business, results of operations, and financial position could be materially and adversely affected.

Goodwill and Long-Lived Assets Impairment

        If the price of the Company's stock remains depressed or does not increase to the point that market capitalization exceeds carrying value, the Company may be required to perform interim impairment tests on goodwill or other long-lived assets. There may be other triggering events that also indicate that the carrying amount may not be recoverable from future cash flows. If the Company determines that any goodwill or other long-lived asset amounts need to be written down to fair values, this could result in a charge that may be material to the Company's operating results and financial condition.

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

Common Business System

        The Company has implemented a common business system at the majority of its locations. Any significant problems incurred related to operation of the system may delay or stop manufacturing and hinder the Company's ability to ship product in a timely manner or affect the Company's ability to access financial information. These problems could result in the loss of customers, a decrease in revenue or significant costs to correct the problem.

Raw Material Availability

        The Company purchases raw materials and component parts from suppliers to be used in the manufacture of products. Changes in relationships with suppliers or increases in the costs of purchased raw materials including steel and other metals, and component parts could result in manufacturing interruptions, delays, inefficiencies, or the inability to market products. In addition, profit margins would decrease if prices of purchased raw materials or component parts increase and the Company is unable to pass on those increases to its customers. At the moment the market is highly competitive and prices are dropping to the levels experienced in 2007. This has to do with the worldwide economic situation and the lack of demand for raw materials, especially from the automotive producers. It is expected that the raw material suppliers will reduce their output accordingly.

Pricing and Competitive Pressures from OEM Customers

        A majority of the Company's sales are directly to OEM customers. OEM customers continue to use their positions as volume purchasers in the mobile hydraulics market to obtain preferential pricing and to obtain substantial quality assurance protection from suppliers.

Currency Exchange Rates

        The Company has a number of manufacturing sites throughout the world and sells products in several countries other than those where the product is manufactured. As a result, the Company has exposure to changing exchange rates between the various currencies in its customers' countries and the currencies in which the Company's manufacturing facilities are located. The Company's most significant foreign currency exposures are the euro, Japanese yen, Polish zloty, Chinese yuan and Danish kroner. Exchange rate fluctuations between these currencies and against the U.S. dollar or euro could adversely affect the Company's results of operations. The Company enters into forward contracts to reduce the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.

Cyclicality: Risks Associated with General Economic Conditions

        The capital goods industry in general and mobile hydraulics industry in particular are subject to economic cycles. Cyclical downturns have in the past had and could in the future have a material adverse effect on the demand for the Company's products and, consequently, on the Company's business, financial condition, and results of operations. Demand for the Company's products is dependent upon the general condition of the off-highway mobile equipment industry which may be affected by numerous factors, including levels of construction activity, weather conditions, interest rates and access to financing. The Company's results of operations are also subject to price competition and the cost of supplies and labor, both of which are affected by general economic conditions. The Company derives substantial sales from cyclical industries, including the turf care, material handling, construction and agricultural equipment industries. Periods of economic recession currently being experienced globally will likely cause a substantial decrease in the Company's net sales and have a material adverse effect on the Company's business, financial condition and results of operations.

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

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel	359,100	Owned
Sullivan, Illinois	Propel	205,000	Owned
Freeport, Illinois	Propel	197,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Lawrence, Kansas	Work Function	157,500	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Propel	68,000	Owned
Hillsboro, Oregon	Controls	60,000	Leased
South America
Caxias do Sul, Brazil	Controls	29,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	870,000	Leased
Neumünster, Germany	Propel and Controls	421,500	Owned
Povazská Bystrica, Slovakia	Propel, Work Function and Controls	357,000	Owned
Dubnica nad Váhom, Slovakia	Propel	251,000	Owned
Wroclaw, Poland	Work Function	126,000	Owned
Odense, Denmark	Controls	121,500	Leased
Bologna, Italy	Work Function	85,000	Owned
Reggio Emilia, Italy	Controls	76,500	Leased
Kolding, Denmark	Work Function	34,400	Leased
Älmhult, Sweden	Controls	20,000	Leased
Cento, Italy	Controls	3,500	Leased
India
Pune, India	Work Function and Controls	63,500	Owned
Asia
Shanghai/Pudong, China	Propel and Controls	105,000	Leased
Osaka, Japan	Propel	94,000	Leased

Total		3,963,500

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2008.

 EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Sven Ruder(1)	51	President and Chief Executive Officer	2009
Hans J. Cornett(2)	58	Executive Vice President and Chief Marketing Officer	2000
Thomas K. Kittel(2)	60	Executive Vice President and President Propel Division	2000
Henrik Krabsen(2)	47	Executive Vice President and President Work Function Division	2007
Karl J. Schmidt(2)	55	Executive Vice President and Chief Financial Officer	2002
Wolfgang Schramm(3)	54	Executive Vice President and President Controls Division	2007
Ronald C. Hanson(2)	46	Vice President—Human Resources	2003
Kenneth D. McCuskey(2)	54	Vice President and Chief Accounting Officer, Secretary	2000
Charles M. Cohrs(4)	46	Treasurer	2005

(1)
Prior to joining the Company, Mr. Ruder was employed as President of the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(2)
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

(4)
Prior to joining the Company, Mr. Cohrs was employed by Cable Design Technologies as Treasurer.

 PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.

Market and Dividend Information

        The Company's Common Stock is traded on the New York Stock Exchange. Prior to February 2006 the Company's common stock was also traded on the Frankfurt (Germany) Stock Exchange. As of March 19, 2009 there were 200 stockholders of record.

        The Company paid a quarterly dividend in 2007 and 2008. Quarterly dividends are subject to Board of Directors approval. On March 13, 2009 the Board of Directors voted to suspend the Company's quarterly dividend indefinitely, beginning with the dividend that would ordinarily have been declared during the first quarter of 2009.

        The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2007, and the quarterly cash dividends declared in 2008 and 2007:

	1st	2nd	3rd	4th	Full Year
2008
High	$25.41	$37.93	$35.10	$24.75	$37.93
Low	$17.68	$22.23	$22.63	$5.52	$5.52
Dividends	$0.18	$0.18	$0.18	$0.18	$0.72
2007
High	$41.40	$32.11	$31.95	$28.42	$41.40
Low	$29.89	$25.66	$23.12	$21.96	$21.96
Dividends	$0.18	$0.18	$0.18	$0.18	$0.72

Performance Graph

        The following graph shows a comparison of the cumulative total returns from December 31, 2003 to December 31, 2008, for the Company, the Russell 2000 Index and the Hemscott, Inc.—Diversified Machinery Index ("Hemscott Group Index"). The graph assumes that $100 was invested on December 31, 2003 in the Company's common stock, the Russell 2000 Index and the Hemscott Group Index, a peer group index, and that all dividends were reinvested.

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2008, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	704,330	$0.00	4,393,082

        The Company does not have any equity compensation plans that were not approved by security holders. Refer to Note 13 in the Notes to the Consolidated Financial Statements on pages F-33 through F-34 of this report for a description of the equity compensation plans.

        Column (a) includes performance units granted in 2006, 2007, and 2008. The extent to which the performance goals established for each grant are met will determine how many shares of common stock are issued upon completion of the three-year performance period. Subsequent to December 31, 2008, the Company's Compensation Committee determined that the 2006 performance units would vest at 37.5 percent of the target levels, based on satisfaction of the performance criteria established when such units were awarded. Therefore, included in the above amounts are the 2006 performance units at 37.5 percent and the 2007 and 2008 performance units at 100 percent of the target levels.

        Column (c) includes 1,330,511 shares available for future issuance under the Company's 1998 Long-Term Incentive Plan, 140,357 shares available for issuance under the Company's Non-Employee Director Stock Option and Restricted Stock Plan, and 2,922,214 shares available for issuance under the Company's 2006 Omnibus Incentive Plan. Each of these plans permits the Company to issue common stock at times other than upon the exercise of options, warrants, or rights; for example, issuance in the form of restricted stock grants.

Item 6.    Selected Financial Data.

SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
	(in millions except per share and employee data)
Operating Data:
Net Sales	$2,090.5	$1,972.5	$1,739.1	$1,547.8	$1,404.2
Gross profit	435.6	427.7	396.8	357.7	346.1
Selling, general and administrative	258.5	233.8	215.6	217.1	200.2
Research and development	82.9	70.6	61.9	58.7	51.9
Impairment charges	58.2	—	1.5	—	—
Loss on disposal of businesses and asset disposal	9.6	9.4	1.7	1.4	2.1
Total operating expenses	409.2	313.8	280.7	277.2	254.2
Total interest expense, net	24.6	22.7	17.8	15.7	17.4
Net income (loss)	(29.1)	47.2	54.0	34.8	32.6
Per Share Data:
Income (loss) per common share, basic	$(0.60)	$0.98	$1.13	$0.73	$0.69
Income (loss) per common share, diluted	$(0.60)	$0.98	$1.12	$0.73	$0.69
Cash dividends declared per share	$0.72	$0.72	$0.60	$0.48	$0.34
Weighted average basic shares outstanding	48.2	48.1	47.7	47.5	47.4
Weighted average diluted shares outstanding	48.2	48.3	48.2	47.8	47.5
Balance Sheet Data:
Inventories	$326.7	$318.8	$272.3	$238.9	$241.6
Property, plant and equipment, net	598.4	562.8	504.0	450.4	478.5
Total assets	1,467.7	1,500.4	1,307.1	1,166.5	1,211.6
Total debt	491.4	444.0	349.6	332.3	345.1
Stockholders' equity	410.2	525.5	462.1	433.7	442.7
Debt to total capital(1)	50.7%	43.1%	40.4%	40.6%	41.7%
Other Data:
Backlog (at year-end)	$743.7	$921.4	$631.0	$504.2	$467.4
Depreciation and amortization	113.0	102.3	95.7	88.3	82.4
Capital expenditures	198.6	135.6	116.2	95.2	79.3
EBITDA(2)	175.6	212.6	207.6	172.3	170.2
Cash flows from (used in):
Operating activities	183.5	98.1	167.9	116.3	124.8
Investing activities	(187.5)	(122.2)	(109.3)	(93.3)	(75.5)
Financing activities	4.7	22.1	(45.0)	(20.1)	(53.3)

(1)
The debt to total capital ratio represents the percentage of total capital attributable to external financing. As such, the denominator of the ratio includes the total debt and total stockholders' equity shown here as well as the minority interest presented on the balance sheet.

(2)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, long-lived asset impairment charge and minority interest. The impairment charge is included as it will reduce depreciation in future years. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information as management of the Company believes it provides an indication with respect to the ability of Sauer-Danfoss to meet its future debt service, capital expenditures, and working capital requirements. The following table further demonstrates how EBITDA is derived from cash flows from operating activities:

	2008	2007	2006	2005	2004
Cash flows from operating activities	$183.5	$98.1	$167.9	$116.3	$124.8
Increase (decrease) in working capital, excluding the effects of acquisitions Accounts receivable, net	(71.7)	38.5	24.5	4.8	30.8
Inventories	16.8	36.6	14.2	24.9	23.5
Accounts payable	14.5	(11.0)	(27.2)	13.3	(22.7)
Accrued liabilities	(23.6)	1.5	(14.0)	(17.6)	(11.1)
Deferred income taxes and other	17.4	7.4	7.4	—	(8.8)
Interest expense, net	24.6	22.7	17.8	15.7	17.4
Tax expense	14.1	18.8	17.0	14.9	16.3

EBITDA	$175.6	$212.6	$207.6	$172.3	$170.2

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

        This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this annual report on Form 10-K, contain certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as "anticipates," "in the opinion," "believes," "intends," "expects," "may," "will," "should," "could," "plans," "forecasts," "estimates," "predicts," "projects," "potential," "continue," and similar expressions may be intended to identify forward-looking statements.

        Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. The economies in the U.S., Europe, and Asia-Pacific are suffering from the shockwaves of the worldwide credit crisis, continued weakness in the housing and residential construction markets, growing weakness in the commercial and public-sector construction markets, and uncertainty surrounding job creation, interest rates, and crude oil prices. At this point, it appears that the worldwide economic downturn will continue throughout 2009. Any downturn in the Company's business segments could adversely affect the Company's revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company's majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company's ability to access the capital markets or traditional credit sources to supplement or replace the Company's borrowings from Danfoss A/S if the need should arise; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; the sub-prime credit market crisis, credit market disruptions, and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary of 2008 Compared to 2007

        The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2007 to 2008. This analysis is more consistent with how the Company's management internally evaluates results.

	2007	Currency fluctuations	Underlying change	2008
	(in millions)
Net Sales	$1,972.5	$85.0	$33.0	$2,090.5
Gross Profit	427.7	21.9	(14.0)	435.6
% of Net Sales	21.7%			20.8%
Selling, general and administrative	233.8	10.4	14.3	258.5
Research and development	70.6	3.6	8.7	82.9
Impairment charges	—	—	58.2	58.2
Loss on sale of businesses and asset disposals	9.4	0.5	(0.3)	9.6

Total operating costs	313.8	14.5	80.9	409.2

Operating income	113.9	7.4	(94.9)	26.4
% of Net Sales	5.8%			1.3%
Net interest expense	(22.7)	(0.9)	(1.0)	(24.6)
Other income (expense), net	(3.6)	(2.3)	6.8	0.9

Income before taxes and minority interest	87.6	4.2	(89.1)	2.7
Minority interest	(21.6)	(0.5)	4.3	(17.8)

Income (loss) before taxes	66.0	3.7	(84.8)	(15.1)
% of Net Sales	3.3%			(0.7)%
Income tax expense	(18.8)	(0.8)	5.6	(14.0)

Net income (loss)	$47.2	$2.9	$(79.2)	$(29.1)

        Net sales for the year ended December 31, 2008 increased 2 percent compared to the year ended December 31, 2007, excluding the effects of currency. Sales increased 3 percent excluding the effects of currency and divestitures. Excluding the effects of currency and divestitures, sales increased 3 percent in the Americas and 23 percent in Asia Pacific, while sales remained nearly level in Europe. Sales in the Propel segment were up 4 percent, sales in the Work Function segment increased 2 percent and sales in the Controls segment increased 1 percent.

        Gross profit declined 3 percent during the year ended December 31, 2008, excluding the impact of currency. This decline is primarily driven by $11.2 million in severance costs related to recent actions taken in response to the slowing economy, and a $10.4 million increase in field recall costs, primarily related to the Controls segment. During the year ended December 31, 2007, the Propel and Controls segments incurred $10.4 million of restructuring costs primarily to relocate production lines to other production facilities within the Company and remaining costs to close the LaSalle, Illinois plant.

        Selling, general and administrative costs increased 6 percent during 2008 when compared to the same period in 2007, excluding the effects of currency. This increase is primarily attributed to $4.9 million of severance costs, and a $7.8 million increase in sales and marketing costs, excluding the impacts of currency, due primarily to the addition of a new sales office in Russia, as well as increases in headcount earlier in 2008. Research and development costs increased 12 percent excluding the impacts of currency, primarily driven by increasing product development, particularly in the Controls and Propel segments.

        The Company reported impairment charges of $58.2 million, consisting of goodwill impairment charges of $22.9 million and property, plant, and equipment impairment charges of $35.3 million. The goodwill impairment related to the motors and steering reporting units within the Work Function segment and the electric drives reporting unit within the Controls segment. It was incurred as a result of lower profitability in the reporting units than the Company had previously expected, and lower future expectations in certain end markets. The property, plant and equipment impairment related to the Work

Function segment and resulted from lower expectations related to the products produced within the asset group.

        During the year ended December 31, 2008 the Company signed an agreement to sell its alternating current (AC) electric motor business for the material handling market. In connection with this transaction, which is expected to close in 2009, the Company incurred charges of $8.4 million in 2008. During the year ended December 31, 2007 the Company incurred a loss of $6.6 million related to the sale of the direct current (DC) electric motor business located in Berching, Germany and a loss of $2.4 million on the sale of the assets and product lines which were manufactured in Swindon, England. These activities were part of the Company's plan to divest of product lines that do not fit the Company's long-term strategic direction.

        During the year ended December 31, 2008, the Propel segment recorded a gain of $1.4 million related to the sale of the LaSalle, Illinois plant and the Controls segment incurred $0.4 million of equipment write-off costs related to the closure of the facility in Hillsboro, Oregon.

Operating Results—2008 Compared to 2007

Sales Growth by Market

        The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	4%	3%	22%	10%
Construction/Road Building	(5)	12	(11)	(5)
Material Handling/Specialty	(13)	77	(8)	(5)
Distribution	9	14	0	7

Agriculture/Turf Care

        Sales into the agriculture/turf care markets increased 10 percent during the year ended December 31, 2008 compared to 2007. Agriculture sales in Europe remained strong throughout 2008, but started to show signs of slowing towards the end of the year. Agriculture sales increased in the Americas due to strong commodity prices, however they started to show signs of weakening late in 2008. Increased sales into the Americas agriculture market were offset by decreased sales into the turf care market, primarily driven by the decline in housing starts and concerns regarding the slowing economic conditions.

Construction/Road Building

        Sales into the construction/road building markets decreased 5 percent during 2008, with the majority of the decrease occurring in the fourth quarter. The decrease is driven by an 11 percent decrease in the European market and a 5 percent decrease in the Americas market, both due to weakening economic conditions, reduced housing starts, and customers' focus on reducing inventory levels. Asia-Pacific experienced a 12 percent increase due to strength in the Chinese road building market throughout most of 2008, although this market began to show signs of weakening during the fourth quarter of 2008. Export sales out of the Asia-Pacific region also started to weaken during the fourth quarter of 2008.

Material Handling/Specialty

        Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall the material handling/specialty markets declined 5 percent, driven by declines in Europe and the Americas due to weak non-residential construction and reductions in capital expenditures by rental companies. Sales through the third quarter of 2008 were level with 2007 but decreased in the fourth quarter as a result of the economic downturn. The decreases in

Europe and the Americas were partly offset by strength in the Asia-Pacific region due primarily to a strong market for railway construction machines.

Distribution

        Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog

        The following table shows the Company's order backlog and orders written activity for 2007 and 2008, separately identifying the impact of currency fluctuations.

	2007	Currency fluctuation	Underlying change	2008
	(in millions)
Backlog at December 31	$921.4	$(16.2)	$(161.5)	$743.7
Orders written	2,214.8	77.8	(364.9)	1,927.7

        Total order backlog at the end of 2008 was $743.7 million, compared to $921.4 million at the end of 2007. On a comparable basis, excluding the impact of currency fluctuation, order backlog decreased 18 percent compared to 2007. New sales orders written for 2008 were $1,927.7 million, a decrease of 16 percent compared to 2007, excluding the impact of currency fluctuations.

        Backlog information can vary as customers alter their sales order patterns. The 16 percent decrease in orders written in 2008 reflects the downturn experienced in almost all markets and regions during the fourth quarter of 2008. This downturn is also reflected in our order backlog which declined 18 percent excluding the impacts of currency.

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

	2007	Currency fluctuation	Underlying change	2008
	(in millions)
Net sales
Propel	$940.7	$37.8	$38.1	$1,016.6
Work Function	534.0	26.0	1.4	561.4
Controls	497.8	21.2	(6.5)	512.5
Segment income (loss)
Propel	$146.6	$8.3	$1.9	$156.8
Work Function	(2.9)	0.7	(63.5)	(65.7)
Controls	17.7	0.0	(39.1)	(21.4)
Global Services and other expenses, net	(51.1)	(4.1)	12.8	(42.4)

Propel Segment

        The Propel segment experienced a 4 percent increase in sales, excluding the effects of currency fluctuations, during 2008. Segment income increased 1 percent during the same period. Segment income was negatively impacted by $2.3 million of severance costs, offset by a gain of $1.4 million related to the sale of a building. Field recall costs increased $1.5 million during 2008 and administrative costs increased $3.5 million. Restructuring costs of $5.5 million were recorded during 2007.

Work Function Segment

        Sales in the Work Function segment increased slightly, excluding the effects of currency fluctuations, during the year ended December 31, 2008. Sales increased 2 percent excluding the effects of both currency and the divestiture of product lines in Swindon, England in June 2007. Segment income was negatively impacted by goodwill impairment charges of $17.4 million. These charges were incurred as a result of lower profitability in the motors and steering reporting units than the Company had previously expected and lower future expectations in certain end markets. The Work Function segment incurred property, plant and equipment impairment charges of $35.3 million as a result of lower expected cash flow related to the products produced within the motors asset group. Segment income was also negatively impacted by severance costs of $6.5 million as a result of recent actions taken in response to the slowing economy.

Controls Segment

        Sales in the Controls segment decreased 1 percent for the year ended December 31, 2008, excluding the effects of currency fluctuations, compared to 2007. Segment income declined $33 million. This decrease is due to several factors, including an $8.4 million increase in field recall costs and a $6.8 million increase in fixed overhead costs due to increases in production capacity. Also contributing to the decline in segment income was an additional $4.5 million of research and development costs.

        During 2008, the Controls segment recognized $8.4 million of charges related to the expected sale of the AC electric motor business for the material handling market in 2009, goodwill impairment charges of $5.5 million, severance costs of $5.1 million, and a $0.4 million write-down of fixed assets related to the decision to close the facility in Hillsboro, Oregon. During 2007, the Controls segment recognized a loss of $6.6 million related to the sale of the DC electric motor business and $3.2 million of costs to reorganize the DC and AC electric motor business prior to the sale.

Global Services and other expenses, net

        Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company's executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $12.8 million excluding the impacts of currency, or 25 percent. This is primarily due to a $6.6 million reduction in incentive costs during the year ended December 31, 2008, a reduction of $4.6 million in costs associated with the implementation of the Company's common business system, and a $5.1 million reduction in losses related to foreign currency transactions.

Income Taxes

        The Company incurred income tax expense of $14.1 million on a loss of $15.1 million in 2008.

        In 2008 the Company recorded $22.9 million for the impairment of goodwill, of which $18.8 million was not deductible for income tax purposes and therefore no tax benefit was recorded on this expense. Valuation allowances and contingency reserves of $3.0 million were recorded as tax expense in 2008 which relates to impaired tax assets in the US, Italy and Germany. Other non-deductible expenses and the world-wide earnings mix also impacted the 2008 effective tax rate.

Executive Summary of 2007 Compared to 2006

        The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2006 to 2007. This analysis is more consistent with how the Company's management internally evaluates results.

(in millions)	2006	Currency fluctuations	Underlying change	2007
Net Sales	$1,739.1	$98.3	$135.1	$1,972.5
Gross Profit	396.8	24.5	6.4	427.7
% of Net Sales	22.8%			21.7%
Selling, general and administrative	215.6	11.8	6.4	233.8
Research and development	61.9	3.5	5.2	70.6
Impairment charges	1.5	—	(1.5)	—
Loss on sale of businesses and asset disposals	1.7	—	7.7	9.4

Total operating costs	280.7	15.3	17.8	313.8

Operating income	116.1	9.2	(11.4)	113.9
% of Net Sales	6.7%			5.8%
Net interest expense	(17.8)	(1.0)	(3.9)	(22.7)
Other expense, net	(5.7)	(2.3)	4.4	(3.6)

Income before taxes and minority interest	92.6	5.9	(10.9)	87.6
Minority interest	(21.6)	0.2	(0.2)	(21.6)

Earnings before taxes	71.0	6.1	(11.1)	66.0
% of Net Sales	4.1%			3.3%
Income tax benefit (expense)	(17.0)	(0.6)	(1.2)	(18.8)

Net income	$54.0	$5.5	$(12.3)	$47.2

        Net sales for the year ended December 31, 2007 increased 8 percent compared to the year ended December 31, 2006, excluding the effects of currency. Sales increased 10 percent excluding the effects of currency and the divestitures of product lines in Swindon, England and the direct current (DC) motor business. Sales increased in all regions and segments. Excluding the impacts of currency and divestitures, sales grew 14 percent in Europe, 13 percent in Asia Pacific, and 5 percent in the Americas. Sales in the Controls segment were up 17 percent. Sales in the Propel and Work Function segments were up 8 percent.

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

        During the year ended December 31, 2007 the Company incurred a loss of $6.6 million related to the sale of the DC electric motor business located in Berching, Germany and a loss of $2.4 million on the sale of the assets and product lines which were manufactured in Swindon, England. These activities were part of the Company's plan to divest of product lines that do not fit the Company's long-term strategic direction.

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

(in millions)	2006	Currency fluctuation	Underlying increase	2007
Backlog at December 31	$631.0	$50.4	$240.0	$921.4
Orders written	1,906.8	121.6	201.8	2,230.2

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

(in millions)	2006	Currency fluctuation	Underlying change	2007
Net sales
Propel	$839.3	$32.7	$68.7	$940.7
Work Function	471.4	35.0	27.6	534.0
Controls	428.4	30.6	38.8	497.8
Segment income (loss)
Propel	$111.8	$6.1	$28.7	$146.6
Work Function	16.5	1.1	(20.5)	(2.9)
Controls	42.7	2.3	(27.3)	17.7
Global Services and other expenses, net	(60.6)	(2.9)	12.0	(51.1)

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

        In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same region in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company's exposure to transaction risk. In 2008 the Company sold a total of $193.7 million into the U.S. of product that had been produced in European-based currencies compared to sales into Europe of $74.6 million of product produced in U.S. dollars. This imbalance had a significant impact on the results of the Company. In 2008 the results were unfavorable as the dollar weakened in comparison to other currencies. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.

        The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. In 2008, as a result of hedge accounting for the forward contracts, the Company recognized an increase to net sales of $7.8 million and other expense of $0.5 million. The fair value of forward contracts included on the balance sheet at December 31, 2008 was a net liability of $3.3 million.

        The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. Translation affects the comparability of both the income statement and the balance sheet. As shown in the table below, the translation impact on net sales was significant in 2008 and 2007 due particularly to the strengthening of the euro against the U.S. dollar.

	Percentage Sales Growth Over Prior Year
	2008	2007	2006
As Reported	6.0%	13.4%	12.4%
Without Currency Translation Impact	1.7	7.8	11.8

        The change in the exchange rate does affect the comparability of the balance sheet between 2008 and 2007 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar strengthened 3 percent against the euro and the Danish kroner from December 31, 2007 to December 31, 2008. The strengthening of the dollar has resulted in approximately 40 percent of the Company's total balance sheet being stated 3 percent lower than the prior year.

Interest Rate Changes

        The Company uses interest rate swap agreements on a limited basis to manage the interest rate risk on the total debt portfolio. The Company was a party to two interest rate swap agreements at December 31, 2008 with a combined notional amount of $34.0 million that require the Company to pay interest at a fixed rate and receive interest at a variable rate. The fair value of the interest rate swap agreements is recorded as a liability of $1.9 million on the balance sheet at December 31, 2008, with the offset recorded in accumulated other comprehensive income as the derivatives are accounted for using hedge accounting. The interest rate swap agreements mature in October 2010 and December 2011, but are expected to be terminated in 2009 in connection with the refinancing discussed in the Liquidity and Capital Resource section that follows.

        The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt(1)	Variable Rate Debt
2009	$1.5	$56.5
2010	145.7	167.9
2011	51.5	0.1
2012	1.2	0.1
2013	0.9	0.0
2014 and Thereafter	0.5	0.0

Total	$201.3	$224.6

    (1)
    Includes total principal repayments of $34.0 million on variable rate debt. The rate has been fixed through the use of interest rate swaps.

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

        The Company determined, following the close of its 2008 fiscal year, that it would likely be unable to continue to meet the leverage ratio covenants in its various credit agreements as of the end of the first quarter of 2009. To avoid a default under the credit agreements, the Company has entered into a Credit Agreement with Danfoss A/S on March 12, 2009, pursuant to which the Company will have the ability to borrow up to $490 million (the "Danfoss Credit Agreement"). Danfoss A/S is the Company's majority stockholder. The Company intends to draw sufficient funds under the Danfoss Credit Agreement to refinance or repay certain of the Company's borrowings prior to default under any of the Company's credit agreements. As a result of the Danfoss Credit Agreement, the Company expects to have sufficient sources of liquidity to meet its future funding needs.

        At the time of filing this Annual Report on Form 10-K, the Company's multicurrency revolving credit facility remains outstanding. It provides up to $300 million of unsecured credit through December 2010, as well as a 40 million euro (approximately $55.6 million) term loan which expires in July 2013. At December 31, 2008 the Company had $201.9 million outstanding under the revolving credit facility. The Company is required to meet certain financial covenants under this facility as described in Note 7 in the Notes to Consolidated Financial Statements. The Company was in compliance with the covenants at December 31, 2008.

        If the global economy deteriorates further, it will likely have an unfavorable impact on demand for the Company's products, and as a result, on the Company's operating cash flow. The Company relies primarily on operating cash flow to provide for working capital needs of operations. However, as mentioned earlier, the Company has short-term and long-term debt facilities available to assist in meeting cash flow requirements if needed. The Company believes that the combination of internally generated funds and present capital resources are more than sufficient to meet cash requirements for 2009.

Cash Flows from Operations

        Cash provided by operations was $183.5 million in 2008 compared with $98.1 million in 2007. Cash increased as a result of a $71.7 million decrease in accounts receivable, excluding the effects of currency, due primarily to reduced sales levels at the end of 2008, as well as a $23.6 million increase in accrued liabilities, excluding currency, driven in part by accruals for severance costs and field recall programs. These changes were offset by a $16.8 million increase in inventory levels at the end of 2008 compared with the end of 2007, as well as discretionary pension contributions of $22.1 million.

        Total cash of the Company decreased $3.6 million from December 31, 2007 to December 31, 2008. At December 31, 2008 cash balances in China totaled $18.5 million, a decrease of $1.0 million from December 31, 2007. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls, it is difficult to move cash out of China for reasons other than payment for goods shipped into that country. As the Company continues to consider expanding its manufacturing capabilities in low-cost regions, it will make every effort to utilize the cash balances in those regions to fund future expansions. Total cash outside of China decreased by $2.6 million in 2008.

Cash Used in Investing Activities

        Capital expenditures for 2008 totaled $198.6 million. The high level of capital expenditures was driven over the past year by the need to add production capacity to address existing capacity constraints in a number of product lines. Although the downturn in business has changed the current capacity need, the Company believes that the investment will serve the Company well when the economy starts to strengthen again.

Cash Used in Financing Activities

        The Company paid quarterly dividends to stockholders totaling $34.7 million in 2008. In addition, the Company periodically makes distributions to its minority interest partners from its various joint venture activities with distributions totaling $13.9 million in 2008. The distributions can vary from year to year depending on the amount of undistributed earnings of the businesses and the needs of the partners. The Company borrowed an additional $48.3 million in 2008.

Contractual Cash Obligations

        The majority of the Company's contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company's future commitments under contractual obligations as of December 31, 2008:

Contractual Cash Obligations(1)	Total	2009	2010	2011	2012	2013	2014 and Thereafter
Long-term debt(2)	$425.9	$58.0	$313.6	$51.6	$1.3	$0.9	$0.5
Interest on long-term debt(3)(4)	36.4	11.6	22.6	2.0	0.1	0.1	0.0
Capital leases	19.2	1.5	1.3	1.1	1.1	0.8	13.4
Operating leases	81.9	14.3	13.2	12.5	7.3	6.2	28.4
Rental and service agreements with related person Danfoss A/S	57.1	9.1	9.1	9.1	9.1	8.9	11.8

Total contractual cash obligations	$620.5	$94.5	$359.8	$76.3	$18.9	$16.9	$54.1

The following assumptions are used in the calculation of the contractual cash obligations:

(1)
Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2008 exchange rate.

(2)
The table above reflects the payment terms of the new $490 million credit agreement as discussed in Note 19 in the Notes to the Consolidated Financial Statements on page F-39 of this report, and assumes repayment of the Multicurrency Term Loan Facility and the U.S. Senior Notes reported in the table in Note 7 to the Consolidated Financial Statements on pages F-18 through F-20 of this report.

(3)
The annual amount borrowed under revolving credit agreements does not change from the $201.9 million borrowed at December 31, 2008, through the maturity date of the agreements.

(4)
The margin rate on variable interest rate debt does not change from December 31, 2008. The base interest rate for future years is based on the interest yield curves as of December 31, 2008.

        The $490 million credit agreement as discussed in Note 19 in the Notes to the Consolidated Financial Statements on page F-39 of this report requires the Company to pay an upfront Facility Fee of 1.75 percent, or $8.6 million, as well as an annual commitment fee of 4 percent on any undrawn portion of the facility. This commitment fee is expected to be approximately $3.8 million in 2009 and $3.7 million in 2010. These amounts are not included in the table above.

        In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. In 2009 the Company anticipates contributing $14.0 million to its pension and health benefit plans.

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

        Inventory Valuation    As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to over 20 percent of total assets at December 31, 2008. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) record expenses due to excess capacity, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.

        Warranty Provisions    The Company warrants its various products over differing periods depending upon the type of product and application. Consequently, the Company records liabilities for the estimated warranty costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded. Factors that affect the Company's warranty liability include the number of units in the field currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company's estimated warranty obligation. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

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

        Goodwill and Long-Lived Asset Recovery    A significant portion of the Company's total assets consist of property, plant and equipment (PP&E) and definite life intangibles, as well as goodwill. Changes in technology or in the Company's intended use of these assets, as well as changes in the broad global economy in which the Company operates, may cause the estimated period of use or the carrying value of these assets to change.

        This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation and amortization, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. As of December 31, 2008 a ten percent change in the depreciable lives of the Company's assets would impact depreciation expense by approximately $11.0 million. Despite management's best efforts to determine the appropriate useful lives of its equipment, certain situations may arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known. The Company determined that there was impairment in the long-lived assets of the motors asset group of $35.3 million in 2008. In addition, goodwill is tested for impairment at least annually.

        The Company completes its annual goodwill impairment valuation on December 31 each year. The Company has identified eight reporting units that are either operating segments or one level below operating segments. In performing the impairment valuation, the Company considers declines in market values, and reconciles the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount which would be received to sell the Company as a whole in an orderly transaction between market participants.

        When testing for goodwill impairment, the Company performs a first step of the goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a second step is performed to measure the amount of any impairment loss. In the second step, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company determined that the implied fair value of goodwill for the motors, steering, and electric drives reporting units was less than their carrying values by $22.9 million, which was recorded as a goodwill impairment charge in 2008.

        Estimates about fair value used in the first step of the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by other valuation approaches, such as similar transaction and guideline analyses. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. At December 31, 2008 the Company had $86.1 million of goodwill related to its propel, valves and mobile electronics reporting units.

        Given the current economic environment and the uncertainties regarding the impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company's goodwill impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, or the Company's stock price continues to decline, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the next annual impairment test or if a triggering event requires an earlier impairment test to be performed. It is not possible at this time to determine if any such future impairment charge would result, or if it does, whether the charge would be significant. However, given recent downward movement in the Company's stock price during the first quarter of 2009, an additional impairment charge may be recorded.

        Valuation of Trade Receivables    The Company records trade receivables due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables, looking at the historical losses incurred as a percentage of net sales, and by monitoring the financial strength of its customers. In addition, local customary practices have to be taken into account due to varying payment terms being applied in various parts of the world where the Company conducts its business. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

        Workers Compensation    The Company has an insurance policy to cover workers compensation claims in the United States, in which the Company pays the first $0.25 million per claim, per incident. The Company establishes its workers compensation reserve based on historic growth factors of claims and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

        U.S. Health Care Costs    The Company self insures its U.S. health care costs for eligible employees and their qualified dependents with exposure for any one year, excluding prescription costs, limited to $0.2 million per individual. The Company establishes reserves for its health care cost based on historic claims data and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

        Pensions    The Company has noncontributory defined benefit pension plans for a portion of its employees. In certain countries, such as the United States and the United Kingdom, these plans are funded with plan assets whereas in other countries such as Germany, the plans have historically been unfunded, which is customary. In 2007 the Company started contributing to the German pension plans.

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

        The Company's funding policy for the U.S. plans are to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2009 the Company anticipates contributing $8.4 million to its U.S. plans, $2.0 million to its German plans, and $0.5 million to its U.K. plans.

        Postretirement Benefits Other Than Pensions    The Company provides postretirement health care benefits for certain employee groups in the United States. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

        The postretirement liability, which is determined on an actuarial basis, is recognized in the Company's Consolidated Balance Sheets and the postretirement expense is recognized in the Consolidated Statements of Income. The Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at investment yield trends available near year-end on corporate bonds rated AA. In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. As of December 31, 2008 a one-percentage-point change in the assumed health care cost trend rate would impact the expense recognized in 2008 by $0.2 million and would affect the postretirement benefit obligation by $3.1 million. In 2009 the Company anticipates contributing $3.1 million to this plan.

        Deferred Income Taxes and Valuation Allowances    Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of the differences are permanent, such as expenses that are not deductible on a tax return, and some of the differences are temporary such as the rate of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally are attributable to items that can be used as a tax deduction or credit in a tax return in future years but the amount has already been included as an expense in the financial statements. Deferred tax liabilities generally represent deductions that have been taken on the tax return but have not been recognized as expense in the financial statements. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets reported on the consolidated balance sheets.

New Accounting Policies

        In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its consolidated financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its consolidated financial statements which are included in Note 12 to the Consolidated Financial Statements beginning on page F-31.

        The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" in February 2007. SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. The Company adopted SFAS No. 159 as of January 1, 2008 with no impact on the consolidated financial statements.

        SFAS No. 141R "Business Combinations" replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R in 2009.

        The FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" in December 2007. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

        SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" was issued by the FASB in March 2008. SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008. The Company will include the expanded disclosures in its consolidated financial statements beginning in 2009.

        In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 15, 2008, sixty days following approval by the Securities and Exchange Commission. Adoption of SFAS No. 162 did not have a material effect on the Company's consolidated financial statements.

        The FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities" in June 2008. FSP EITF 03-6-1 provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that FSP EITF No. 03-6-1 will have on its consolidated financial statements.

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

Outlook

        The worldwide recession and credit market turmoil is affecting all regions and markets that the Company operates in and serves. Management expects sales to decline in virtually all regions and markets in 2009 compared to 2008 and does not expect an upturn before 2010. Management will be focused on cost reduction, conserving cash and sizing the business for forecasted sales levels.

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

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        At December 31, 2008 the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are effective.

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

        Under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, the Registrant conducted an evaluation of the effectiveness of the Registrant's internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Registrant's evaluation under the framework in Internal Control—Integrated Framework, the Registrant's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

        KPMG LLP, an independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of the audit, has issued their report, included in Item 8, on the effectiveness of the Registrant's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

        The attestation report required under this item is contained in Item 8 of this Annual Report on Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding directors of the Company is set forth under the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 11, 2009 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the Company's code of conduct and code of ethics is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Code of Conduct and Code of Ethics" of the Proxy Statement, and is incorporated herein by reference. Information regarding the Company's audit committee is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Audit Committee" of the Proxy Statement and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other Senior Financial Staff are posted on the Company's website at http://ir.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.

        The Company's Audit Committee Charter, Compensation Committee Charter, and Corporate Governance Guidelines are posted on the Company's website set forth in the preceding paragraph. Also,

printed copies of such charters and guidelines may be obtained, without charge, by sending a written request to the Corporate Secretary at the address set forth in the preceding paragraph.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II on page 16 of this report. Information regarding security ownership is set forth under the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related person transactions, is set forth in Note 15 in the Notes to Consolidated Financial Statements on pages F-35 of this report, and is incorporated herein by reference.

        On March 12, 2009, the Company entered into a Credit Agreement with Danfoss A/S, which provides the Company with a revolving line of credit in the amount of $490 million (the "Danfoss Credit Agreement"). On December 9, 2008 the Company borrowed $50 million under a term loan from Danfoss A/S. Information regarding these relationships and loan transactions is set forth in Notes 7 and 15 in the Notes to Consolidated Financial Statements on pages F-18 through F-20 and F-35 through F-36 of this report, respectively, and is incorporated herein by reference.

        To facilitate the redemption of the Company's outstanding U.S. 2000 Senior Notes in the principal amount of $24 million, described in Note 7 in the Notes to the Consolidated Financial Statements on pages F-18 through F-20, the Company entered into an additional short-term, $25 million loan agreement with Danfoss A/S on March 12, 2009. The loan is unsecured, bears interest at an annual rate of 3.98%, and matures on March 25, 2009. On March 13, 2009 the Company used the proceeds of the $25 million term loan to redeem the U.S. 2000 Senior Notes. The Company intends to repay the bridge loan with proceeds drawn under the Danfoss Credit Agreement.

        Additional information regarding related person transactions is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Transactions with Related Persons" of the Proxy Statement, and is incorporated herein by reference. Information about the independence of the Company's directors is set forth in the Proxy Statement under the section entitled 'GOVERNANCE OF THE COMPANY' under the subheadings 'Board of Directors' and 'Basis for Board Determination of Independence of Directors', and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding accounting services and fees is set forth under the section entitled "RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as a part of this report.

(1)
The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

      Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006, on page F-1.

      Consolidated Balance Sheets as of December 31, 2008 and 2007, on page F-2.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2008, 2007, and 2006, on page F-3.

      Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006, on page F-4.

      Notes to Consolidated Financial Statements, December 31, 2008, 2007, and 2006, on pages F-5 through F-39.

      Report of Management and Report of Independent Registered Public Accounting Firm, KPMG LLP, on pages F-40 through F-42.

  (2)
  The following schedule:

      Schedule II, Valuation and Qualifying Accounts, on page F-43.

      All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3)
  Exhibits

Exhibit No.	Description of Document
3.1	The Amended and Restated Certificate of Incorporation of the Company dated July 10, 2008, is attached as Exhibit 3.1 to the Company's Form 8-K filed on July 11, 2008, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated July 10, 2008, are attached as Exhibit 3.2 to the Company's Form 8-K filed on July 11, 2008, and are incorporated herein by reference.
4	The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company's Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(a)	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(b)	The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(c)	The Lease Agreement for the Company's Osaka, Japan, facility is attached as Exhibit 10.1(d) to the Company's Form 10-K filed March 14, 2005, and is incorporated herein by reference.
10.1(d)	The Lease Agreement for the Company's Minneapolis, Minnesota, facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(e)	Amendment No. 1 to the Lease Agreement for the Company's Minneapolis, Minnesota facility, effective March 1, 2003, is attached hereto.
10.1(f)	Amendment No. 2 to the Lease Agreement for the Company's Minneapolis, Minnesota facility, effective March 28, 2007, is attached hereto.
10.1(g)	The Lease Agreement for the Company's Shanghai/Pudong, China, facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(h)	The Lease Agreement for the Company's Odense, Denmark, facility dated November 15, 1996, is attached as Exhibit 10.1(h) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(i)	The Indenture of Lease agreement for the Company's Nordborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(j)	The Lease Agreement for the Company's Hillsboro, Oregon, facility effective January 19, 2001, is attached as Exhibit 10.1(ai) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1(k)	The Lease Agreement for the Company's leased facility in Ames, Iowa, effective April 1, 2002, is attached as Exhibit 10.1(am) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1(l)	The Office Lease for the Company's Chicago, Illinois, Executive Office effective June 1, 2002, is attached as Exhibit 10.1(an) to the Company's Form 10-Q filed on May 15, 2002, and is incorporated herein by reference.
10.1 (m)	The Lease Agreement for the Company's leased facility in Caxias do Sul, Brazil, effective July 1, 2007, is attached as Exhibit 10.1(l) to the Company's Form 10-K filed on March 11, 2008, and is incorporated herein by reference.
10.1 (n)	The Lease Agreement for the Company's leased facility in Reggio Emilia, Italy, effective October 1, 2003, is attached as Exhibit 10.1(m) to the Company's Form 10-K filed on March 11, 2008, and is incorporated herein by reference.
10.1(o)	The Executive Employment Agreement with David J. Anderson dated January 1, 2003, is attached as Exhibit 10.1(m) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(p)	The Employment Contract effective as of January 1, 2009 by and between Sauer-Danfoss GmbH & Co. OHG and Sven Ruder is attached as Exhibit 10.2 to the Company's Form 8-K filed on January 21, 2009, and is incorporated herein by reference.
10.1(q)	The Executive Employment Agreement with Karl J. Schmidt dated December 15, 2008 and effective December 31, 2008, is attached hereto.
10.1(r)	The Employment Contract by and between Sauer-Danfoss GmbH & Co. OHG and Hans J. Cornett dated December 12, 2008, is attached hereto.
10.1(s)	The Employment Contract by and between Sauer-Danfoss GmbH & Co. OHG and Thomas Kittel dated January 23, 2009, is attached hereto.

Exhibit No.	Description of Document
10.1(t)	The Executive Employment Agreement with Henrik Krabsen dated December 15, 2008 and effective December 31, 2008, is attached hereto.
10.1(u)	The Executive Employment Agreement with Kenneth D. McCuskey dated December 15, 2008 and effective December 31, 2008, is attached hereto.
10.1(v)	The Executive Employment Agreement with Ronald C. Hanson dated December 15, 2008 and effective December 31, 2008, is attached hereto.
10.1(w)	The Executive Employment Agreement with Wolfgang Schramm dated December 15, 2008 and effective December 31, 2008, is attached hereto.
10.1(x)	The Consulting Agreement with Klaus Murmann dated May 5, 2004, is attached as Exhibit 10.1(z) to the Company's Form 10-Q filed on August 6, 2004, and is incorporated herein by reference.
10.1(y)	The Amended and Restated Post-Retirement Care Agreement for Klaus Murmann, effective May 3, 2000, is attached as Exhibit 10.1(s) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(z)	The Sauer-Danfoss Inc. Annual Management Performance Incentive Plan amended and restated as of December 29, 2008, is attached hereto.
10.1(aa)	The European Employees' Pension Plan is attached as Exhibit 10.1(y) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ab)	The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ac)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(ab) above is attached as Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ad)	The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(ae)	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company's Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
10.1(af)	The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company's Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ag)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(af) above is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ah)	The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1(ak) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(ai)	The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1(ac) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(aj)	The Stock Exchange Agreement dated January 22, 2000, by and among the Registrant, Danfoss A/S, Danfoss Murmann Holding A/S. and K. Murmann Verwaltungsgesellschaft GmbH is attached as Annex A to the Company's Proxy Statement filed on March 28, 2000, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(ak)	The Sauer-Danfoss Inc. Annual Officer Performance Incentive Plan amended and restated as of March 4, 2003, is attached as Exhibit 10.1(bc) to the Company's Form 10-K filed on March 12, 2003 and is incorporated herein by reference.
10.1(al)	First Amendment to the Sauer-Danfoss Inc. Annual Officer Incentive Plan Effective December13, 2005, is attached as exhibit 9.4 to the Company's Form 8-K filed on December 7, 2005, and is incorporated herein by reference.
10.1(am)	The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as exhibit 10.1(bk) to the Company's Form 10-K filed on March 15, 2004, and is incorporated herein by reference.
10.1(an)	First Amendment to the Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees, effective December 31, 2005, is attached as exhibit 9.1 to the Company's Form 8-K filed on December 7, 2005, and is incorporated herein by reference.
10.1(ao)	The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (As Amended and Restated Effective as of January 1, 2008), is attached hereto.
10.1(ap)	Form of 2005 Performance Unit Award Agreement under the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as exhibit 10.1(bx) to the Company's Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.
10.1(aq)	Form of Non-employee Director Restricted Stock Award Agreement under the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(by) to the Company's Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.
10.1(ar)	The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees (As Amended and Restated Effective as of January 1, 2008), is attached hereto.
10.1(as)	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company's Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.1(at)	Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.2 to the Company's Form 8-K filed on June 7, 2006, and is incorporated herein by reference.
10.1(au)	Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.
10.1(av)	Form of Cash-Based Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.2 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.
10.1(aw)	The 2008 Performance Unit Award Agreement with David J. Anderson dated March 12, 2008, is attached as Exhibit 10.1 to the Company's 10-Q filed on May 1, 2008, and is incorporated herein by reference.
10.1(ax)	Amended and Restated Credit Agreement dated as of July 28, 2006, by and among Sauer-Danfoss Inc., the subsidiary borrowers listed therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, is attached as Exhibit 10 to the Company's Form 8-K filed on August 3, 2006, and is incorporated herein by reference.
10.1(ay)	The FIH Loan Agreement, effective November 14, 2005, is attached hereto.
10.1(az)	Agreement for Sale and Assignment of Shares dated March 21, 2007 by and between Sauer-Danfoss Holding ApS and Aurelius Industriekapital GmbH, is attached as Exhibit 10.1 to the Company's Form 10-Q filed on May 4, 2007, and is incorporated herein by reference.
10.1(ba)	The Restricted Stock Award Agreement with Wolfgang Schramm dated June 14, 2007, is attached as Exhibit 10.1 to the Company's Form 10-Q filed on August 6, 2007, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(bb)	The Amended and Restated Award Agreement with David J. Anderson dated January 2, 2008, is attached as Exhibits 10.1 to the Company's Form 8-K filed on January 4, 2008, and is incorporated herein by reference.
10.1(bc)	The Amended and Restated Award Agreement with David J. Anderson dated January 2, 2008, is attached as Exhibits 10.2 to the Company's Form 8-K filed on January 4, 2008, and is incorporated herein by reference.
10.1(bd)	The Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan is attached as Exhibit 10 to the Company's Form 8-K filed on September 17, 2007, and is incorporated herein by reference.
10.1(be)	The Employment Separation Agreement and General Release between James R. Wilcox and the Company dated August 14, 2007 is attached as Exhibit 10 to the Company's Form 8-K filed on August 17, 2007, and is incorporated herein by reference.
10.1(bf)	The Agreement dated December 8, 2008, by and among Sauer-Danfoss ApS, Schabmuller GmbH, Aurelius AG, and Aurelius Industriekapital GmbH is attached hereto.
10.1(bg)	The Loan Agreement for the $50 Million Dollar Promissory Note payable to Danfoss A/S, effective December 9, 2008, is attached hereto.
10.1(bh)	The Facilities Agreement with Danfoss A/S for the Multicurrency Term Loan and Revolving Credit Facilities, dated March 12, 2009, is attached as Exhibit 10.1 to the Company's Form 8-K filed on March 16, 2009, and is incorporated herein by reference.
10.1(bi)	The Loan Agreement for the $25 Million Dollar Promissory Note payable to Danfoss A/S, dated March 12, 2009, is attached as Exhibit 10.2 to the Company's Form 8-K filed on March 16, 2009, and is incorporated herein by reference.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
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

Date: March 24, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person signing below also hereby appoints Sven Ruder and Kenneth D. McCuskey, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Sauer-Danfoss Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ SVEN RUDER Sven Ruder	Director and President and Chief Executive Officer	March 24, 2009
/s/ KARL J. SCHMIDT Karl J. Schmidt	Executive Vice President and Chief Financial Officer	March 24, 2009
/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey	Vice President and Chief Accounting Officer, Secretary	March 24, 2009
/s/ NIELS B. CHRISTIANSEN Niels B. Christiansen	Director	March 24, 2009
/s/ JØRGEN M. CLAUSEN Jørgen M. Clausen	Director	March 24, 2009
/s/ KIM FAUSING Kim Fausing	Director	March 24, 2009

Signature	Title	Date

/s/ WILLIAM E. HOOVER, JR. William E. Hoover, Jr.	Director	March 24, 2009
/s/ JOHANNES F. KIRCHHOFF Johannes F. Kirchhoff	Director	March 24, 2009
/s/ JOSEPH LOUGHREY Joseph Loughrey	Director	March 24, 2009
/s/ FREDERIK LOTZ Frederik Lotz	Director	March 24, 2009
/s/ SVEN MURMANN Sven Murmann	Director	March 24, 2009
/s/ STEVEN H. WOOD Steven H. Wood	Director	March 24, 2009

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Net sales	$2,090,513	$1,972,548	$1,739,088
Cost of sales	1,654,903	1,544,846	1,342,324

Gross profit	435,610	427,702	396,764
Selling, general and administrative	258,491	233,809	215,565
Research and development	82,915	70,552	61,880
Impairment charges	58,208	—	1,547
Loss on sale of businesses and asset disposals	9,604	9,412	1,699

Total operating expenses	409,218	313,773	280,691

Operating income	26,392	113,929	116,073

Nonoperating Income (Expenses):
Interest expense	(25,654)	(23,789)	(18,415)
Interest income	1,026	1,048	654
Other, net	966	(3,589)	(5,675)

Nonoperating expenses, net	(23,662)	(26,330)	(23,436)

Income Before Income Taxes and Minority Interest	2,730	87,599	92,637
Minority Interest	(17,811)	(21,562)	(21,617)

Income (Loss) Before Income Taxes	(15,081)	66,037	71,020
Income Tax Expense	(14,060)	(18,839)	(17,021)

Net Income (Loss)	$(29,141)	$47,198	$53,999

Net Income (Loss) per common share, basic	$(0.60)	$0.98	$1.13

Net Income (Loss) per common share, diluted	$(0.60)	$0.98	$1.12

Weighted average basic shares outstanding	48,226,184	48,094,375	47,699,972
Weighted average diluted shares outstanding	48,226,184	48,326,637	48,237,814

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$23,145	$26,789
Accounts receivable (net of allowances of $5,210 and $5,133 in 2008 and 2007, respectively)	239,881	318,152
Inventories	326,688	318,836
Other current assets	50,754	62,623

Total current assets	640,468	726,400

Property, Plant and Equipment, net	598,435	562,818

Other Assets:
Goodwill	86,146	114,500
Other intangible assets, net	23,971	25,295
Deferred income taxes	106,984	61,680
Other	11,672	9,729

Total other assets	228,773	211,204

	$1,467,676	$1,500,422

Liabilities and Stockholders' Equity Current Liabilities:
Notes payable and bank overdrafts	$65,512	$59,415
Long-term debt due within one year	58,005	208,819
Accounts payable	149,512	168,015
Accrued salaries and wages	79,322	61,961
Accrued warranty	25,491	19,401
Other accrued liabilities	42,075	46,996

Total current liabilities	419,917	564,607
Long-Term Debt	367,922	175,811

Other Liabilities
Long-term pension liability	90,966	70,777
Postretirement benefits other than pensions	37,971	35,935
Deferred income taxes	44,243	40,930
Other	28,756	26,318

Total other liabilities	201,936	173,960

Total liabilities	989,775	914,378

Minority Interest in Net Assets of Consolidated Companies	67,655	60,544

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2008 and 2007; issued and outstanding 48,271,806 in 2008 and 48,149,461 in 2007	483	481
Additional paid-in capital	334,847	332,522
Retained earnings	46,921	110,812
Accumulated other comprehensive income	27,995	81,685

Total stockholders' equity	410,246	525,500

	$1,467,676	$1,500,422

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year Ended December 31, 2006:
Beginning Balance	47,498,232	$475	$333,392	$72,924	$26,911	$433,702

Comprehensive income:
Net income	—	—	—	53,999	—
Pension and postretirement adjustment	—	—	—	—	(10,178)
Unrealized gains on hedging activities	—	—	—	—	847
Currency translation	—	—	—	—	38,089
Total comprehensive income						82,757
Tax adjustment related to shares issued to minority interest partner	—	—	285	—	—	285
Performance units vested	234,547	2	(2)	—	—	—
Restricted stock grant	13,500	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	6,294	—	—	6,294
Tax benefits on performance unit compensation			137			137
Minimum tax withholding settlement	—	—	(3,144)	—	—	(3,144)
Cash dividends declared ($.60 per share)	—	—	—	(28,646)	—	(28,646)
Adjustment to adopt FASB Statement No. 158, net of tax of $11,804	—	—	—	—	(29,326)	(29,326)

Balance December 31, 2006	47,746,279	477	336,962	98,277	26,343	462,059

Year Ended December 31, 2007:
Net income	—	—	—	47,198	—
Pension and postretirement adjustment	—	—	—	—	12,462
Unrealized gains on hedging activities	—	—	—	—	2,144
Currency translation	—	—	—	—	40,736
Total comprehensive income						102,540
Performance units vested	379,682	4	(4)	—	—	—
Restricted stock grant	23,500	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	4,390	—	—	4,390
Tax benefits on performance unit compensation	—	—	145	—	—	145
Minimum tax withholding settlement	—	—	(8,971)	—	—	(8,971)
Cash dividends declared ($.72 per share)	—	—	—	(34,663)	—	(34,663)

Balance December 31, 2007	48,149,461	481	332,522	110,812	81,685	525,500

Year Ended December 31, 2008:
Net loss	—	—	—	(29,141)	—
Pension and postretirement adjustment	—	—	—	—	(22,440)
Unrealized losses on hedging activities	—	—	—	—	(6,861)
Currency translation	—	—	—	—	(24,389)
Total comprehensive loss						(82,831)
Performance units vested	110,837	2	(2)	—	—	—
Restricted stock grant	15,000	—	—	—	—	—
Restricted stock and performance unit compensation	—	—	(2,070)	—	—	(2,070)
Tax benefits on performance unit compensation	—	—	1,534	—	—	1,534
Minimum tax withholding settlement	(3,492)	—	(1,590)	—	—	(1,590)
Reversal of tax valuation allowance	—	—	4,453	—	—	4,453
Cash dividends declared ($.72 per share)	—	—	—	(34,750)	—	(34,750)

Balance December 31, 2008	48,271,806	$483	$334,847	$46,921	$27,995	$410,246

See accompanying notes to consolidated financial statements

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(29,141)	$47,198	$53,999
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112,962	102,303	95,665
Minority interest	17,811	21,562	21,617
Restricted stock and performance unit compensation	(2,070)	4,390	6,294
Impairment charges	58,208	—	1,567
Loss on sale of businesses and asset disposals	9,604	9,412	1,679
Change in net pension and post-retirement benefits	(5,585)	(2,869)	(479)
Change in deferred income taxes	(25,937)	(1,983)	(1,752)
Minimum tax withholding payments on performance units	(1,590)	(8,971)	(3,144)
Change in operating assets and liabilities
Accounts receivable, net	71,679	(38,491)	(24,512)
Inventories	(16,799)	(36,578)	(14,242)
Prepaid and other current assets	(7,918)	(11,136)	(6,075)
Accounts payable	(14,495)	11,036	27,244
Accrued liabilities	23,596	(1,453)	13,971
Other	(6,807)	3,720	(3,920)

Net cash provided by operating activities	183,518	98,140	167,912

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(198,634)	(135,633)	(116,244)
Proceeds from sale of property, plant and equipment	11,141	6,496	6,959
Proceeds from sale of businesses, net of payment for acquisition,
net of cash acquired	—	6,932	—

Net cash used in investing activities	(187,493)	(122,205)	(109,285)

Cash Flows from Financing Activities:
Net borrowings on notes payable and bank overdrafts	3,493	6,114	20,351
Net borrowings (repayments) on revolving credit facility	17,019	77,264	(37,918)
Repayments of long-term debt	(22,948)	(18,817)	(32,137)
Borrowings of long-term debt	54,235	6,875	51,517
Cash dividends	(34,728)	(33,636)	(26,706)
Distribution to minority interest partners	(13,881)	(15,889)	(19,908)
Other	1,534	145	(148)

Net cash provided by (used in) financing activities	4,724	22,056	(44,949)

Effect of Exchange Rate Changes on Cash	(4,393)	(314)	1,240

Cash and Cash Equivalents:
Net increase (decrease) during the year	(3,644)	(2,323)	14,918
Beginning balance	26,789	29,112	14,194

Ending balance	$23,145	$26,789	$29,112

Supplemental Cash Flow Disclosures:
Interest paid	$22,876	$20,248	$17,163

Income taxes paid	$34,351	$26,933	$25,337

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

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

Use of Estimates—

        In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the continued recessionary economic conditions, tight credit markets, foreign currency, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Revenue Recognition—

        Net sales are recorded when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Estimates for future warranty expense are recorded when the related revenue is recognized. Timing of revenue recognition is consistent with when the risks and rewards of ownership and title to the product have transferred to the customer.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Cash and Cash Equivalents—

        Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2008 cash and cash equivalents balances in China totaled approximately $19,000. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls it is difficult to move cash out of this country for reasons other than payment for goods shipped into the country.

Trade Receivables—

        The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical write-offs of accounts, aging of its receivables, and by monitoring the economic environment and financial strength of its customers. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is performed quarterly.

Inventories—

        Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the first-in, first-out (FIFO) inventory valuation method. The percentage of year-end inventory valued under the LIFO and FIFO cost methods was 11% and 89%, respectively, for 2008, and 14% and 86%, respectively, for 2007.

Property, Plant and Equipment and Depreciation—

        Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($45,818, $45,580, and $41,729 in 2008, 2007, and 2006, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Goodwill and Other Intangible Assets—

        Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill is not amortized, but tested for impairment at least annually or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As a result of completing its annual impairment analysis under SFAS No. 142 the Company recorded a goodwill impairment charge of approximately $22,900 in 2008. See Note 6 for further discussion.

        Intangible assets consist primarily of trade names, technology, and customer relationships and are recorded at fair value at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to thirty five years.

Impairment of Long-Lived Assets and Assets to be Disposed Of—

        Consistent with the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated for recoverability based on the expected future undiscounted operating cash flows. When the evaluation indicates the carrying value of an asset or group of assets is impaired, the Company determines the fair value of assets, using discounted cash flows or determining the liquidation value of the long-lived assets, and recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets. In 2008 the Company recognized an impairment charge for long-lived assets of $35,300 in the Work Function segment as discussed in Note 5. In 2006 the Company recognized an impairment charge of approximately $1,500 related to long-lived assets to be disposed of related to restructuring activity in the Work Function segment as discussed in Note 3.

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

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

        The following table represents the change in the Company's accrued warranty and field recall liability:

	December 31,
	2008	2007	2006
Balance, beginning of period	$19,401	$17,022	$17,047
Payments	(22,856)	(17,664)	(13,807)
Provisions for claims	28,996	19,167	13,097
Currency impact	(50)	876	685

Balance, end of period	$25,491	$19,401	$17,022

Income Taxes—

        The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities, net operating loss carryforwards, and tax credit carryforwards and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when the Company is unable to conclude that realization of the deferred tax assets is more likely than not.

Income (Loss) Per Share—

        Basic net income (loss) per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) exercise of restricted stock shares, and (ii) granting of shares under the long-term incentive plan, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plan will be achieved. Shares under both the restricted

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

stock plan and the long term incentive plan have an exercise price of zero. Diluted net loss per share for 2008 excludes the dilutive effect of restricted stock and performance units as these shares are anti-dilutive.

	Net Income (Loss)	Shares	Earnings (Loss) Per Share
December 31, 2008
Basic net income (loss)	$(29,141)	48,226,184	$(0.60)
Effect of dilutive securities:
Restricted stock	—	—	—
Performance units	—	—	—

Diluted net income (loss)	$(29,141)	48,226,184	$(0.60)

December 31, 2007
Basic net income	$47,198	48,094,375	$0.98
Effect of dilutive securities:
Restricted stock	—	24,696	—
Performance units	—	207,566	—

Diluted net income	$47,198	48,326,637	$0.98

December 31, 2006
Basic net income	$53,999	47,699,972	$1.13
Effect of dilutive securities:
Restricted stock	—	22,768	—
Performance units	—	515,074	(0.01)

Diluted net income	$53,999	48,237,814	$1.12

Fair Value of Financial Instruments—

        The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.

        The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities and credit characteristics. At December 31, 2008 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $425,273 compared to its carrying value of $425,927. At December 31, 2007 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $386,759 compared to its carrying value of $384,630. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

        The fair value of derivative instruments is discussed in Note 12.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Translation of Non-U.S. Currencies—

        Assets and liabilities of consolidated non-U.S. subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each period, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in stockholders' equity. Gains or losses on transactions denominated in non-functional currencies and the related tax effects are reflected in the consolidated statements of operations.

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

        When, and if, a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting is discontinued and any past or future changes in the derivative's fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the statement of operations. Any changes in fair values of derivatives not qualifying as hedges would be reported immediately in other income (expense) on the consolidated statement of operations; however, the Company did not have any derivatives that did not qualify as hedges in 2008 or 2007.

Employee Stock-Based Compensation—

        The Company accounts for employee stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payments." The fair value method is used to account for employee-stock compensation.

New Accounting Principles—

        In September 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 157, "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its consolidated financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its consolidated financial statements which are included in Note 12.

        The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" in February 2007. SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. The Company adopted SFAS No. 159 as of January 1, 2008 with no impact on the consolidated financial statements.

        SFAS No. 141R "Business Combinations" replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R in 2009.

        The FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" in December 2007. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

        SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" was issued by the FASB in March 2008. SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008. The Company will include the expanded disclosures in its consolidated financial statements beginning in 2009.

        In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 15, 2008, sixty days following approval by the Securities and Exchange Commission.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Adoption of SFAS No. 162 did not have a material effect on the Company's consolidated financial statements.

        The FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities" in June 2008. FSP EITF 03-6-1 provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that FSP EITF No. 03-6-1 will have on its consolidated financial statements.

(2) Business Combination:

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

(3) Restructuring Charges:

        In December 2008, the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In 2007, in preparation for disposing of the direct current (DC) electric motor business the Company incurred restructuring costs to transfer all DC production lines to one location and all alternating current (AC) production lines to another location. The costs related to the closure of Hillsboro and the transfer of electric motors production lines are included in the Controls segment, in addition to costs related to the relocation of certain production lines between facilities. The Company sold its DC electric motor business in April 2007 and signed a sales agreement in December 2008 to sell its AC electric motor business related to the material handling market. The losses related to the sale of businesses of approximately $6,600 and $8,400, respectively, are not included in the restructuring numbers below.

        In March 2006, the Company announced its plans to close the LaSalle, Illinois plant, outsourcing certain products to reduce costs and increase efficiencies. Costs related to the LaSalle plant closing are included in the Propel segment, in addition to costs related to the relocation of certain production lines between production facilities in the U.S.

        In 2006, the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown. These costs are included in the Work Function segment. In June 2007, the assets related to this production facility were sold as discussed in Note 14. All costs incurred in 2007 related to the sale of the production

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(3) Restructuring Charges: (Continued)

assets are included in the loss on sale of businesses line on the statement of operations and are not included in the restructuring numbers below.

        The following table summarizes the restructuring charges incurred, as well as the cumulative charges incurred to date on these projects. All projects were completed in 2007, with the exception of the closure of the Hillsboro, Oregon plant, which is expected to be completed in 2009.

	Propel	Work Function	Controls	Total
Charges incurred in 2008	$—	$—	$1,007	$1,007
Charges incurred in 2007	5,477	—	4,874	10,351
Charges incurred in 2006	8,290	3,482	1,724	13,496
Cumulative charges incurred	13,767	3,482	7,605	24,854
Cumulative charges expected to be incurred	13,767	3,482	10,650	27,899

        The restructuring costs incurred are reported in the statement of operations as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges incurred in 2008	$40	$585	$382	$1,007
Charges incurred in 2007	9,662	669	20	10,351
Charges incurred in 2006	10,855	475	2,166	13,496

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(3) Restructuring Charges: (Continued)

        The following table summarizes the restructuring charges incurred and the activity in accrued liabilities during 2008, 2007 and 2006.

	Employee Termination Costs	Employee Training Costs	Impairment Charges and Loss on Disposal of Fixed Assets	Equipment Moving Costs	Other	Total
Balance as of January 1, 2006	$—	$—	$—	$—	$—	$—
Charges to expense	3,758	—	2,166	1,360	6,212	13,496
Payments made	(643)	—	(2,166)	(1,360)	(6,212)	(10,381)

Balance as of December 31, 2006	3,115	—	—	—	—	3,115
Charges to expense	600	3,926	20	3,993	1,812	10,351
Reversal of accrual due to sale of business	(1,915)	—	—	—	—	(1,915)
Payments made	(1,425)	(3,926)	(20)	(3,993)	(1,812)	(11,176)

Balance as of December 31, 2007	$375	$—	$—	$—	$—	$375
Charges to expense	625	—	382	—	—	1,007
Payments made	(375)	—	(382)	—	—	(757)

Balance as of December 31, 2008 (1)	$625	$—	$—	$—	$—	$625

(1)
The remaining $625 of accrued liabilities will be paid in 2009.

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(4) Inventories:

        The composition of inventories is as follows:

	December 31,
	2008	2007
Raw materials	$154,762	$147,075
Work in progress	64,329	58,737
Finished goods and parts	131,758	132,702
LIFO allowance	(24,161)	(19,678)

Total	$326,688	$318,836

        The Company recorded LIFO decrements of approximately $8,800 and $4,400 in 2008 and 2007, respectively.

(5) Property, Plant and Equipment and Property Held for Disposal:

        The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2008	2007
Cost—
Land and improvements	$16,624	$16,769
Buildings and improvements	152,929	139,025
Machinery and equipment	1,021,851	1,079,289
Construction in progress	103,545	86,734
Plant and equipment under capital leases	17,998	18,049

Total costs	1,312,947	1,339,866
Less—accumulated depreciation	(714,512)	(777,048)

Net property, plant and equipment	$598,435	$562,818

        Depreciation expense for 2008, 2007, and 2006 was $110,934, $100,074, and $92,902, respectively.

        In 2008 the Company determined that an impairment test of property, plant, and equipment was necessary due to the change in worldwide economic conditions and resulting decrease in Company sales. Asset groups were assessed for recoverability under SFAS No. 144. The Company determined that an impairment charge of $35,300 was required to write down the carrying value of the motors asset group within the Work Function segment. The assets were written down to fair value as measured by the liquidation value of the assets.

        In 2003 the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold. In 2007, the location was sold for approximately $3,300. The loss on sale of land and building of approximately $300 is reported in the Work Function segment.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(5) Property, Plant and Equipment and Property Held for Disposal: (Continued)

        In 2007 the Company decided that the land and building at the LaSalle, Illinois location would be sold. This property was classified in other current assets with a carrying value of approximately $1,800 in the Propel segment on the consolidated balance sheet at December 31, 2007. In 2008, the property was sold for a gain of approximately $1,400. The gain was reported in the Propel segment.

(6) Goodwill and Intangible Assets:

        In accordance with SFAS No. 142, goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual goodwill impairment tests as of December 31, 2008. The Company has identified eight reporting units that are either operating segments or one level below operating segments. In performing the impairment evaluation, the Company considered declines in market value, which occurred during the fourth quarter of 2008, and reconciled the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount which would be received to sell the Company as a whole in an orderly transaction between market participants.

        When testing for goodwill impairment, the Company performs a first step of the goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a second step of the goodwill impairment test is performed to measure the amount of any impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company determined that the implied fair value of goodwill for the motors, steering and electric drives reporting units was less than its carrying value by $22,908, which was recorded as a goodwill impairment charge in 2008.

        Estimates about fair value used in the first step of the goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by other valuation approaches, such as similar transaction and guideline analyses. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. At December 31, 2008 the Company has $86,146 of goodwill related to its propel, valves, and mobile electronics reporting units.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(6) Goodwill and Intangible Assets: (Continued)

        The changes in the carrying amounts of goodwill for the years ended December 31, 2007 and 2008 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance at January 1, 2007	$27,622	$15,042	$66,147	$108,811
Goodwill acquired during period	—	2,565	—	2,565
Goodwill written off with sale of business	—	—	(610)	(610)
Reversal of valuation allowance on deferred tax asset	(577)	(296)	(357)	(1,230)
Translation adjustment	865	707	3,392	4,964

Balance at December 31, 2007	27,910	18,018	68,572	114,500
Purchase price adjustment on 2007 acquisition	—	243		243
Reversal of valuation allowance on deferred tax asset	(426)	(219)	(263)	(908)
Impairment		(17,361)	(5,547)	(22,908)
Translation adjustment	(833)	(681)	(3,267)	(4,781)

Balance at December 31, 2008	$26,651	$—	$59,495	$86,146

        The following table summarizes the components of the other intangible asset balances at December 31, 2008 and 2007:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2008
Cost	$19,000	$11,366	$7,836	$2,291	$40,493
Accumulated amortization	(4,344)	(6,370)	(4,168)	(1,640)	(16,522)

Other intangible assets, net	$14,656	$4,996	$3,668	$651	$23,971

December 31, 2007
Cost	$19,000	$11,645	$7,045	$2,830	$40,520
Accumulated amortization	(3,801)	(5,723)	(4,000)	(1,701)	(15,225)

Other intangible assets, net	$15,199	$5,922	$3,045	$1,129	$25,295

        The weighted average useful lives for the intangible assets are 35, 15, and 15 years for trade name, technology, and customer relationships, respectively. Amortization of intangible assets was $2,028, $2,229, and $2,763 in 2008, 2007, and 2006, respectively. Amortization expense is expected to be approximately $1,400 annually in 2009 through 2013.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(7) Long-Term Debt:

        Long-term debt outstanding at December 31, 2008 and 2007 consisted of the following:

	2008		2007
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Multicurrency Revolving and Term Loan Facility	$56,461	$201,115	$187,332	$57,251
German Long-Term Bank Facilities	—	—	8,561	—
Multicurrency Term Loan Facility due through 2015	—	83,934	—	85,499
Danfoss A/S Loan	—	50,000	—	—
U.S. 2000 Senior Notes, due through 2010	—	24,000	11,000	24,000
Other Borrowings	1,544	8,873	1,926	9,061

Total	$58,005	$367,922	$208,819	$175,811

  Multicurrency and Non-U.S. Bank Facilities

        In December 2005 the Company entered into a Multicurrency Revolving Facility Agreement which was modified in July 2006 (the Agreement). Under the Agreement the Company may borrow up to $300,000 through December 2010. The Agreement also includes a 40,000 euro (approximately $56,000) term loan which expires in July 2013. Repayments on the term loan are scheduled from September 2010 through July 2013. Proceeds from the term loan were used to pay off a portion of the Company's revolving credit balances. Debt issuance costs of approximately $1,000 were capitalized and are being amortized to interest expense over the term of the Agreement. Any amounts drawn under the revolving portion of the facility must be repaid or reborrowed within 360 days. As indicated under the refinancing section these borrowings will be repaid in 2009. The portion to be refinanced with a term loan due in 2010 is classified as long-term; the portion to be refinanced with a revolving facility is classified as current.

        Borrowings under the Agreement bear interest at a rate based on either the relevant interbank offering rate plus a margin (range of 0.75%-1.00% at December 31, 2008), Federal Funds plus 0.5%, or the prevailing Prime Rate. The margin on the interbank offering rate option ranges from 0.5% to 1.125%, depending upon the Company's ratio of net debt to EBITDA, as defined. The weighted average interest rate on outstanding borrowings under the Agreement was approximately 2.5% at December 31, 2008. The Company is also required to pay a commitment fee on the unused portion of the Agreement. The commitment fee rate varies depending upon the Company's ratio of net debt to EBITDA, as defined. This fee was 0.175% at December 31, 2008 and the Company incurred commitment fee expense of $149, $275, and $310 in 2008, 2007, and 2006 respectively. The Agreement contains certain financial covenants relating to the Company's EBITDA to net interest expense and net debt to EBITDA, as defined. The Company was in compliance with the covenants at December 31, 2008.

        The German Long-Term Bank Facilities represented two long-term bank loans secured by property. Interest on these facilities was at a fixed rate of 5.65%. The loans were repaid during 2008.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(7) Long-Term Debt: (Continued)

        In December 2005 the Company borrowed $75,000 under a term loan facility. The Company borrowed $30,000 in U.S. dollars at a fixed interest rate of 5.74% and 38,450 euro (approximately $55,500) at a fixed interest rate of 4.05% over the ten-year term of the loan. The euro portion of the loan is allocated to a Danish subsidiary. Sauer-Danfoss Inc. guarantees these euro borrowings including interest, amortization and fees. Repayments on the term loan are scheduled from December 2011 through December 2015. The outstanding balance on this loan at December 31, 2008 was $83,934. The Agreement contains certain financial covenants relating to the Company's EBITDA to net interest expense and net debt to EBITDA, as defined, which the Company was in compliance with at December 31, 2008.

        The Company also had a revolving credit facility of 800,000 Danish kroner (approximately $141,000) that was available through June 2006. The Company was required to pay a commitment fee on the unused portion of this credit facility. The Company incurred $114 of commitment fee expense in 2006.

Related Party Loan

        In December 2008 the Company borrowed $50,000 from Danfoss A/S. The term loan has a maturity date of December 9, 2011 and bears interest at an annual rate of 4.02%. The Company paid a facility fee of 10 basis points. The loan is unsecured. See Note 19 for additional information on additional borrowings from Danfoss A/S in 2009.

U.S. Borrowings

        In October 2000 the Company issued $35,000 of 8.07% Senior Notes (2000 Senior Notes). The 2000 Senior Notes have scheduled annual payments starting on September 30, 2008, through September 30, 2010. The 2000 Senior Notes contain certain restrictions and require the maintenance of minimum tangible net worth and maximum leverage, as defined. At December 31, 2008 the Company was in compliance with these requirements.

Other Borrowings

        The Company maintains overdraft facilities in various currencies in multiple countries for cash management purposes. The interest rates and commitment fees vary by country and arrangement. At December 31, 2008 there was $65,512 outstanding under the overdraft facilities. A Danish subsidiary maintains a line of credit for purposes of centralizing cash management for the European locations. Sauer-Danfoss Inc. guarantees this line of credit up to 20,000 euro (approximately $28,000).

Repayment of Borrowings

        Payments required to be made on long-term debt outstanding as of December 31, 2008 during the years ending 2009 through 2013 and for 2014 and thereafter are $58,005, $313,592, $51,622, $1,286, $866 and $556, respectively.

Refinancing

        The Company determined, following the close of its 2008 fiscal year, that it would likely be unable to continue to meet the leverage ratio covenants in its various credit agreements as of the end of the first

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(7) Long-Term Debt: (Continued)

quarter of 2009. To avoid a default under the credit agreements, the Company has entered into a Credit Agreement with Danfoss A/S, pursuant to which the Company will have the ability to borrow up to $490,000 (Danfoss Credit Agreement). Danfoss A/S is the Company's majority stockholder. The Company intends to draw sufficient funds under the Danfoss Credit Agreement to refinance or repay the Multicurrency Revolving and Term Loan Facilities and the U.S. 2000 Senior Notes in advance of any covenant violations. The Term Loan Facility and the U.S. Senior Notes include breakage fees associated with early payment of the outstanding balance. See Note 19 for terms of the Danfoss Credit Agreement.

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

        Pension expense for 2008, 2007, and 2006 for these defined benefit plans consists of the following components:

	December 31,
	2008	2007	2006
Service cost	$4,371	$4,637	$5,576
Interest cost	13,635	12,593	11,265
Expected return on plan assets	(12,202)	(10,643)	(9,500)
Amortization of prior service cost	(318)	49	122
Amortization of net loss	1,871	2,847	3,095

Net periodic pension expense	$7,357	$9,483	$10,558

        The Company incurred $1,036 of curtailment expense in 2007 related to discontinuing production of certain product lines manufactured in Swindon, England and $1,551 of curtailment expense in 2006 related to the LaSalle Factory pension plan as a result of the decision to close the LaSalle plant. The curtailment expenses are not included in the net periodic pension expense disclosed above.

        The Company expects to incur income of $297 related to the amortization of prior service costs and expense of $2,524 for amortization of net loss in 2009.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31,
	2008	2007
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(228,931)	$(236,205)
Service cost	(4,371)	(4,637)
Interest cost	(13,635)	(12,593)
Plan participant contributions	(1,411)	(673)
Plan amendments	(100)	5,502
Actuarial gain	2,363	9,129
Benefit payments	10,412	13,181
Liability for divested business (1)	—	3,046
Effect of exchange rate changes	15,200	(5,681)

Benefit obligation at December 31	$(220,473)	$(228,931)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	160,095	153,880
Actual return on plan assets	(28,896)	9,292
Employer contributions (2)	27,574	6,739
Effect of exchange rate changes	(16,103)	824
Plan participant contributions	1,411	673
Benefit payments	(8,531)	(11,313)

Fair value of plan assets at December 31	135,550	160,095

Funded status at December 31	(84,923)	(68,836)

Net amount recognized	$(84,923)	$(68,836)

    (1)
    Represents the pension liability associated with the DC motor business which was sold during 2007. The plan had no plan assets. The liability was transferred to the buyer.

    (2)
    2008 amount includes discretionary contributions of $5,000 into the U.S. plans, $14,027 into the German plans, and $3,060 into the U.K. plans.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2008	2007
Long-term pension liability, net (1)	$(84,923)	$(67,487)
Current pension liability	—	(1,349)

Net amount recognized	$(84,923)	$(68,836)

    (1)
    Includes plan assets of $6,043 and $3,290 in 2008 and 2007,respectively, that is included in other assets.

        The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected and accumulated benefit obligations in excess of plan assets as of December 31, 2008 and 2007 were as follows:

	Projected and Accumulated Benefit Obligation in Excess of the Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Projected benefit obligation	$135,909	$123,878	$48,606	$49,972
Accumulated benefit obligation	121,046	107,886	—	—
Fair value of plan assets	75,502	99,378	18,048	2,517

        Amounts recorded in accumulated other comprehensive income as of:

	December 31,
	2008	2007
Actuarial loss	$71,899	$37,673
Prior service cost	(3,607)	(3,997)

	$68,292	$33,676

        These amounts have not yet been recognized as components of net periodic pension expense.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2008	2007	2006
Discount Rates
United States	6.25%	6.50%	6.00%
Germany	5.75	5.50	4.50
United Kingdom	6.00	6.00	5.00
Rates of increase in compensation levels
United States	3.50	3.50	3.50
Germany	3.50	3.50	2.00
United Kingdom	4.50	4.50	4.20
Expected long-term rate of return on assets
United States	8.50	8.50	8.50
Germany	4.66	4.84	—
United Kingdom	6.30	6.30	5.88

        The target asset allocation for the U.S. pension assets, on average, is 60 percent in equity securities and 40 percent in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 8.5 percent measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 11 percent and fixed income securities produce an average annual yield of 6 percent.

        The target asset allocation for the U.K. pension assets, on average, is 39.4 percent in equity securities, 47.8 percent in fixed income securities, and 12.8 percent in cash. This allocation is expected to earn an average annual rate of return of approximately 6.3 percent.

        The target asset allocation for the German pension assets is 10 percent in equity securities and 90 percent in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 4.5 percent measured over a long-term planning horizon. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 7 to 8 percent and fixed income securities produce an average annual yield of 2.5 to 3 percent.

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The weighted average asset allocations by asset category for the pension plans at December 31 are as follows:

	U.S. Plans		U.K. Plans		German Plans
	2008	2007	2008	2007	2008	2007
Equity securities	53%	60%	39%	44%	7%	16%
Debt securities	45%	38%	48%	49%	91%	83%
Other	2%	2%	13%	7%	2%	1%

Total	100%	100%	100%	100%	100%	100%

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

        The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2008, 2007, and 2006, were as follows:

	2008	2007	2006
Service cost	$225	$385	$595
Interest cost	2,634	2,212	2,016
Net deferral and amortization	1,030	947	762

Postretirement benefit expense	$3,889	$3,544	$3,373

        The Company expects to incur $1,050 for net deferral and amortization in 2009.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2008	2007
Reconciliation of benefit obligation:
Accumulated postretirement benefit liability at January 1	$(38,648)	$(37,797)
Service cost	(225)	(385)
Interest cost	(2,634)	(2,212)
Actuarial loss	(2,495)	(1,705)
Benefit payments	2,942	3,451

Accumulated postretirement benefit liability at December 31	(41,060)	(38,648)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	2,942	3,451
Benefit payments	(2,942)	(3,451)

Fair value of plan assets at December 31	—	—

Postretirement benefit obligation	(41,060)	(38,648)
Less current portion	3,089	2,713

Postretirement benefit obligation, long-term	$(37,971)	$(35,935)

        At December 31, 2008 and 2007 there is $19,834 and $18,369, respectively, of actuarial loss recognized in accumulated other comprehensive income.

        The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 10.0% for 2008 and is assumed to decrease ratably in 2009 through 2014 and remain level at 4.5% thereafter.

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

        A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2008, by $3,061, and increased or decreased postretirement benefit expense for 2008 by $211. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 6.25%, 6.5%, and 6.0%, for 2008, 2007, and 2006, respectively.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(8) Pension and Postretirement Benefits other than Pensions: (Continued)

        The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pensions	Health Care	Health Care Subsidy Receipts
2009	$9,025	$3,089	$114
2010	9,624	3,227	135
2011	10,363	3,319	154
2012	10,937	3,456	170
2013	11,858	3,486	187
2014-2018	72,460	17,248	1,096

        The Company plans to contribute approximately $14,000 to the Company pension and health benefit plans in 2009.

        The Company also maintains two defined contribution plans, the Sauer-Danfoss Employees' Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan, for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $3,100, $2,900 and $2,500 to these plans in 2008, 2007 and 2006, respectively.

(9) Income Taxes:

        The Company's income (loss) before income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
United States	$4,375	$5,753	$6,519
European and other	(19,456)	60,284	64,501

Total	$(15,081)	$66,037	$71,020

        The Company's primary German operation is treated as a flow-through entity for United States tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

        The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2008	2007	2006
Current
United States
Federal	$(1,575)	$(656)	$585
State	(1,487)	(1,339)	(446)
European and other	(30,012)	(20,288)	(23,373)

Total Current	(33,074)	(22,283)	(23,234)

Deferred
United States
Federal	(3,454)	(3,923)	3,295
State	(102)	(280)	1,191
European and other	22,570	7,647	1,727

Total Deferred	19,014	3,444	6,213

Total income tax expense	$(14,060)	$(18,839)	$(17,021)

        A reconciliation of tax expense calculated using the U.S. statutory tax rate and recorded income tax expense based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
Tax benefit (expense) based on U.S. statutory tax rate	$5,278	$(23,114)	$(24,857)
Statutory tax rate change	93	393	—
Foreign taxes (rate and other differences)—net	(5,890)	(2,528)	(311)
State income taxes—net of federal benefit	(1,033)	(777)	484
Tax effect of minority interest	(2,379)	(1,731)	(1,752)
Tax reserves and allowances—net	(3,051)	9,910	5,660
Non-deductible expenses / Non-taxable income—net	(971)	(1,681)	3,433
U.S. & Denmark goodwill impairment	(6,281)	—	—
Other	174	689	322

Total income tax expense	$(14,060)	$(18,839)	$(17,021)

        During the preparation of the 2008 financial statements two errors relating to the 2007 U.K. deferred taxes were discovered. The net of the two errors was $1,900 of additional tax expense and deferred tax liability which was corrected in 2008 and is included above in Foreign taxes (rate and other differences)—net.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

        The components of the Company's net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$18,057	$—	$21,023	$—
Deferred compensation, postretirement medical and accrued pension benefits	44,760	(871)	31,244	—
Fixed asset basis differences	7,241	(22,303)	3,551	(24,711)
Inventory and warranty accruals	9,628	(2,349)	8,936	(2,164)
Intangible asset fair market value step-up	8,908	(8,894)	4,350	(8,821)
Other items	37,594	(11,141)	14,150	(5,817)

Gross deferred tax assets/liabilities	126,188	(45,558)	83,254	(41,513)
Valuation allowance	(6,103)	—	(4,050)	—

Net deferred tax assets/liabilities	120,085	(45,558)	79,204	(41,513)
Less current portion	(13,101)	1,315	(17,524)	583

Net deferred tax assets/liabilities, long-term	$106,984	$(44,243)	$61,680	$(40,930)

        In 2008 the Company determined that the net deferred tax assets in Italy are not expected to be usable within their expiration time frame due to a five-year limitation on net operating losses. This resulted in an increase in valuation allowances of $2.1 million.

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

        As of December 31, 2008 and 2007, the Company had not provided U.S. federal income taxes on $170,556 and $218,552, respectively, of undistributed earnings recorded by certain subsidiaries outside the United States since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.

        The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. In October 2007 the Internal Revenue Service (IRS) began a routine audit of the Company's federal income tax returns for the 2004, 2005 and 2006 taxation years. Although not officially closed, the settlement for the audit was known at December 31, 2008 and has been incorporated into the Consolidated Financial Statements. Taxable

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(9) Income Taxes: (Continued)

income was increased in each of the audit years resulting in increased usage of foreign tax credits thereby decreasing the foreign tax credit carryover.

        A reconciliation of the beginning and ending gross unrecognized tax benefits (UTB) is as follows:

Amount
Gross UTB Balance at January 1, 2008	$7,587
Additions based on tax positions related to the current year	58
Additions for tax positions of prior years	1,552
Reductions for tax positions of prior years	—
Settlements	(6,683)
Foreign currency adjustments	(197)
Reductions due to lapse of applicable statute of limitations	—

Gross UTB Balance at December 31, 2008	$2,317

Net UTB impacting the effective tax rate at December 31, 2008	$743

        The total amount of UTB that, if recognized, would affect the effective tax rate as of December 31, 2008 and 2007 were $743 and $724, respectively. The total amount of UTB is not expected to significantly increase or decrease within the next twelve months. The net UTBs are included as components of deferred income tax assets and other liabilities in the Consolidated Balance Sheets.

        The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expense. Interest and penalties of $99 have been accrued as of December 31, 2008.

        The Company had the following tax return carryforwards available to offset future years' taxable income at December 31, 2008:

	Amount	Expiration Dates
Brazil NOL	$5,740	None
China NOL	4,799	2009-2013
Denmark NOL	3,444	None
German NOL—National	6,615	None
German NOL—Local	4,365	None
U.S. NOL	19,358	2009-2019
U.K. NOL	10,748	None
Other non-U.S. NOL	779	Various
State NOL	15,727	2009-2019
State tax credits	1,151	2009-2018

        The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment. After making such assessment for the year ending December 31, 2008, management believes that $1,164 of the U.S. NOL, $14,816 of the State NOL and $1,608 of the State tax credits will more likely than not expire unused. Management believes it is more likely than not that the Company will realize the remaining benefits of the net deferred tax assets as of December 31, 2008.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(10) Minority Interests:

        Minority interests in net assets and income reflected in the accompanying consolidated financial statements for 2008, 2007, and 2006 consists of:

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

  c)
  A 35% minority interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation.

  d)
  A 49.9% minority interest held by Topcon Laser Systems in TSD Integrated Controls LLC, a U.S. limited partnership.

  e)
  A 55% minority interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation.

        The following table sets forth the components of minority interest in the consolidated balance sheets:

	December 31,
	2008	2007
Hydro-Gear Limited Partnership	$32,453	$32,571
Sauer Shanghai Hydraulic Transmission Co., Ltd.	13,448	10,575
Sauer-Danfoss-Daikin, Ltd.	9,500	7,584
TSD Integrated Controls LLC	1,128	1,810
Daikin-Sauer-Danfoss Manufacturing, Ltd.	11,126	8,004

Total	$67,655	$60,544

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(11) Accumulated Other Comprehensive Income:

        The changes in accumulated other comprehensive income for the years ended December 31, 2006, 2007, and 2008 follows:

	Currency Translation	Pension/ Postretirement Benefit Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2006	$39,242	$(12,052)	$(279)	$26,911
Change in period	38,089	(10,670)	1,145	28,564
Adoption of SFAS No. 158		(41,130)		(41,130)
Effect of exchange rate changes	—	(817)	—	(817)
Income tax benefit (expense)	—	13,113	(298)	12,815

Balance as of December 31, 2006	77,331	(51,556)	568	26,343
Change in period	40,736	16,202	2,674	59,612
Effect of exchange rate changes	—	(1,288)	—	(1,288)
Income tax expense	—	(2,452)	(530)	(2,982)

Balance as of December 31, 2007	118,067	(39,094)	2,712	81,685
Change in period	(24,389)	(38,719)	(9,291)	(72,399)
Effect of exchange rate changes	—	1,844	—	1,844
Income tax benefit	—	14,435	2,430	16,865

Balance as of December 31, 2008	$93,678	$(61,534)	$(4,149)	$27,995

(12) Fair Value and Derivative Financial Instruments:

        At December 31, 2008 the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company's derivative instruments, related to both foreign currency exchange and interest rates, which are recognized at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(12) Fair Value and Derivative Financial Instruments: (Continued)

The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008.

Assets:
Foreign currency exchange contracts	$2,108
Interest rate swap contracts	—
Liabilities:
Foreign currency exchange contracts	$5,434
Interest rate swap contracts	1,897

        The Company enters into forward contracts to hedge the value of the U.S. dollar or euro cash flow at locations that do not have the U.S. dollar or euro as their functional currency but conduct certain transactions in U.S. dollars or euros. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars or euros through the cash settlement date. The Company enters forward contracts that mature from two to eighteen months after the contract date.

        Changes in the fair value of derivative financial instruments are recognized in income or in stockholders' equity as a component of comprehensive income depending on whether the transaction related to the hedged risk has occurred. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of income. There was no hedge ineffectiveness in 2008, 2007 or 2006.

        The Company recognized an increase in net sales of $7,805 and $1,548 for the years ended December 31, 2008 and 2007, respectively due to the effects of hedge accounting for forward contracts. In addition, the Company recognized additional other expense of $504 in 2008 and other income of $635 in 2007 as a result of the forward contracts .

        At December 31, 2008 the Company expects to reclassify approximately $2,900 of losses, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

        Interest rate swaps, which are designated as cash flow hedges, are used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2008 the Company had two interest rate swaps outstanding, one maturing in October 2010 and the other maturing in December 2011. The combined notional amount of the two contracts was $34,027 at December 31, 2008. There is no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives of $1,187, net of deferred taxes, were recorded in accumulated other comprehensive income at December 31, 2008.

        The Company uses derivative financial instruments to manage risk and not for trading or other speculative purposes.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

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

        In December 2005 the Board of Directors approved the adoption of the Sauer- Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), which was approved by the stockholders at the annual meeting in June 2006. The 2006 Incentive Plan provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment. The total number of shares of common stock that may be issued under the 2006 Incentive Plan shall not exceed 3,500,000 shares.

        In March 2008 the Compensation Committee granted 328,053 performance units under the 2006 Incentive Plan, 307,945 of which will be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 20,108 performance units granted to certain individuals that will be settled in cash. The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units. The following chart summarizes performance unit activity under the Plan for the year ended December 31, 2008:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	738,712	$25.68	3.0
Units settled	(280,870)	21.26	3.0
Units granted	307,945	18.89	3.0
Units forfeited	(60,178)	27.06	3.0

Units Outstanding at December 31	705,609	24.34	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	97,196
Units granted	20,108

Units Outstanding at December 31	117,304	$8.75	3.0

        The Compensation Committee sets performance goals for each performance unit grant and depending on the extent to which these goals are met will determine the number of performance units that will be paid out to the participants. Based on performance results for 2006 through 2008 the performance units granted in 2006 are expected to be settled at 37.5% or the equivalent of approximately 82,000 shares for the equity based shared and approximately $190 for the cash based shares. In accordance with SFAS

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

No. 123R, "Share-Based Payment," compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company's stock at the date of grant with an offsetting increase in additional paid-in capital. The expense related to the grants that will be settled in cash is based on the market price of the Company's stock as of the balance sheet date. The President and the CEO of the Company retired on January 1, 2009. In accordance with the terms of his performance unit grants, the grants related to performance periods after he left the company would be paid at 100% of the performance target and therefore the expense for his 2007 and 2008 grants were fully expensed in 2008, rather than over the three year performance period.

        In 2007 the Compensation Committee awarded 10,000 shares of restricted stock under the 2006 Incentive Plan. The restricted stock awards entitle the participants to full dividend and voting rights. The value of the award was established based on the market value of the stock as of the grant date. In 2008 5,000 shares vested and the remaining 5,000 shares will vest in 2009.

        Compensation income or expense recognized in selling, general, and administrative expenses in conjunction with the performance units and restricted stock outstanding was income of $2,260 in 2008, and expense of $4,301, and $6,827 in 2007 and 2006, respectively. The income recognized in 2008 was due to reducing the accrual related to the performance units to be settled in cash and the accrual related to the 2007 performance unit grant due to the decrease in financial performance during 2008. The tax expense recognized related to the 2008 income was $814 and tax benefits recognized related to expense was $1,555, and $2,468 in 2007 and 2006, respectively. The Company expects to recognize approximately $20 of additional compensation expense through 2009 related to the outstanding performance units and restricted stock under these two plans.

        The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250,000 shares.

        Under the Non-employee Director Stock Option and Restricted Stock Plan the Company awarded 15,000 shares of restricted stock to non-employee directors in 2008 and 13,500 shares to non-employee directors in both 2007 and 2006. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. Compensation expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the vesting period of the grants. Compensation expense recognized in conjunction with the restricted stock outstanding to non-employee directors in 2008, 2007, and 2006 amounted to $448, $316, and $243, respectively.

(14) Sale of Businesses:

        In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of the transaction will occur in the first half of 2009 at which time the machinery and inventory covered by the purchase agreement will be transferred

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(14) Sale of Businesses: (Continued)

to the purchaser. In 2008 the machinery and inventory were written down to the proceeds expected to be received upon transfer of the assets. A loss of approximately $8,400 is reported in the Controls segment.

        In April 2007 the Company sold its direct current (DC) motor business. The sale resulted in a loss of approximately $6,600, including transaction costs. The loss is reported in the Controls segment.

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

(15) Related Person Transactions:

        In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2008, 2007, and 2006 was approximately $87,100, $72,400, and $63,400, respectively. At December 31, 2008 and 2007 approximately $7,900 and $6,200 owed to Danfoss A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2008, during the years ending 2009 though 2013 and 2014 and thereafter, are $9,107, $9,114, $9,122, $9,130, $8,857, and $11,809, respectively. The Company also sold products to Danfoss A/S totaling approximately $6,800, $8,000, and $6,600 during 2008, 2007, and 2006, respectively. At December 31, 2008 and 2007 approximately $1,500 and $100 due from Danfoss A/S is included in accounts receivable on the consolidated balance sheet.

        The subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark.

        The Company borrowed $50,000 under a term loan in December 2008 and in March 2009 entered into (a) the Danfoss Credit Agreement pursuant to which the Company has the ability to borrow up to $490,000 and (b) a short-term bridge loan of $25,000, all with Danfoss A/S as lender. The principal balance along with unpaid accrued interest on the $50,000 term loan is to be paid in December 2011. The principal balance, along with unpaid accrued interest, on the $25,000 bridge loan is likely to be repaid on March 25, 2009. All outstanding principal and accrued interest on the Danfoss Credit Agreement is likely to be repaid by September 30, 2010.

        In 2008 the Company entered an Agreement for Transfer of Business and Sale of Inventory (Agreement) with Danfoss LLC, a subsidiary of Danfoss A/S. The Agreement replaced a Distribution and Service Agreement which had been in place with Danfoss A/S under which Sauer-Danfoss product had

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(15) Related Person Transactions: (Continued)

been sold in the Commonwealth of Independent States. The Company purchased primarily customer relationships and inventory in this transaction.

        The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a minority interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $5,600, $4,900, and, $3,200 in 2008, 2007, and 2006, respectively.

        In addition, the Company sold product totaling approximately $4,100, $4,900 and $4,600 in 2008, 2007 and 2006, respectively, to Daikin Industries Ltd. (Daikin), a minority interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2008, 2007, and 2006 were approximately $6,500, $6,000 and $5,900, respectively.

        The Company had sales to Faun Umwelttechnik GmbH & Co., a company owned by a director of the Company, of approximately $1,000, $1,700 and $1,200 in 2008, 2007 and 2006, respectively.

(16) Commitments, Contingencies, and Guarantees:

        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2008, 2007, and 2006 was $26,254, $20,477, and $18,490, respectively. Rent is expensed on a straight-line basis over the term of the leases.

        Minimum future rental commitments under all noncancelable operating leases as of December 31, 2008, during the years ending 2009 through 2013 and for 2014 and thereafter, are $15,740, $14,585, $13,822, $8,760, $7,603, and $32,005, respectively.

        The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2008, during the years ending 2009 through 2013 and for 2014 and thereafter, are $1,456, $1,323, $1,140, $1,114, $808, and $13,378, respectively.

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

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(17) Quarterly Financial Data (Unaudited):

        Summarized quarterly data is set forth in the following table:

	Quarter
	First	Second	Third	Fourth	Total
2008
Net sales	$617,399	$611,538	$490,188	$371,388	$2,090,513
Gross profit	147,725	138,006	111,866	38,013	435,610
Net income (loss)	27,863	22,706	10,901	(90,611)	(29,141)
Basic net income (loss) per common share	$0.58	$0.47	$0.23	$(1.88)	$(0.60)
Diluted net income (loss) per common share(1)	$0.57	$0.47	$0.22	$(1.88)	$(0.60)
2007
Net sales	$523,132	$503,472	$451,771	$494,173	$1,972,548
Gross profit	124,585	112,295	94,221	96,601	427,702
Net income	15,369	17,633	5,499	8,697	47,198
Basic net income per common share	$0.32	$0.37	$0.11	$0.18	$0.98
Diluted net income per common share	$0.32	$0.37	$0.11	$0.18	$0.98
2006
Net sales	$483,959	$469,856	$381,895	$403,378	$1,739,088
Gross profit	115,972	118,475	82,500	79,817	396,764
Net income (loss)	28,321	23,510	7,078	(4,910)	53,999
Basic net income (loss) per common share	$0.59	$0.49	$0.15	$(0.10)	$1.13
Diluted net income (loss) per common share(1)	$0.59	$0.49	$0.15	$(0.10)	$1.12

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

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

        The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2008, 2007, and 2006, respectively:

	Propel	Work Function	Controls	Global Services	Total
2008
Trade sales	$1,016,609	$561,416	$512,488	$—	$2,090,513
Segment income (loss)	156,805	(65,699)	(21,386)	(42,362)	27,358
Interest expense					(25,654)
Interest income					1,026
Minority interest					(17,811)
Loss before income taxes					(15,081)
Depreciation and amortization	48,111	38,411	23,485	2,955	112,962
Total assets	541,489	330,628	272,186	323,373	1,467,676
Capital expenditures	98,982	54,312	36,714	8,626	198,634
2007
Trade sales	$940,692	$534,040	$497,816	$—	$1,972,548
Segment income (loss)	146,617	(2,886)	17,740	(51,131)	110,340
Interest expense					(23,789)
Interest income					1,048
Minority interest					(21,562)
Income before income taxes					66,037
Depreciation and amortization	43,882	32,987	20,422	5,012	102,303
Total assets	496,021	372,775	301,214	330,412	1,500,422
Capital expenditures	61,129	35,804	30,189	8,511	135,633
2006
Trade sales	$839,306	$471,379	$428,403	$—	$1,739,088
Segment income (loss)	111,762	16,509	42,680	(60,553)	110,398
Interest expense					(18,415)
Interest income					654
Minority interest					(21,617)
Income before income taxes					71,020
Depreciation and amortization	42,822	29,190	18,399	5,254	95,665
Total assets	405,847	335,843	242,724	322,654	1,307,068
Capital expenditures	42,934	39,050	29,393	4,867	116,244

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007, and 2006

(Dollars in thousands, except per share data)

(18) Segment and Geographic Information: (Continued)

        A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)			Long-Lived Assets (2)
	2008	2007	2006	2008	2007
United States	$740,506	$744,560	$734,844	$193,144	$187,567
Germany	229,101	205,661	166,756	76,801	65,398
Italy	145,666	147,614	118,334	36,424	36,348
Denmark(3)	36,146	31,423	19,362	185,785	216,364
Other countries	939,094	843,290	699,792	228,070	206,665

Total	$2,090,513	$1,972,548	$1,739,088	$720,224	$712,342

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

(19) Subsequent Events:

        On March 12, 2009 the Company entered into a Credit Agreement with Danfoss A/S, which provides for a multicurrency term loan and revolving credit facilities of $490,000 (the "Danfoss Credit Agreement") through September 30, 2010. Borrowings under the Danfoss Credit Agreement bear interest at an underlying funding rate (initially expected to be LIBOR) plus 8.0%. The Company will pay an upfront facility fee of 1.75% of the $490,000 facility and will pay an annual commitment fee of 4% on any undrawn portion of the facility. Danfoss A/S is the majority stockholder of the Company. The Company intends to use the proceeds from the Danfoss Credit Agreement primarily to refinance or repay the Company's borrowings under its Multi-Currency Revolving and Term Facilities Agreement.

        In December 2008 the Company entered into a credit agreement with Danfoss A/S that provided for a $50,000 term loan to the Company. The Company used the proceeds of the term loan to pay down other indebtedness that bore interest at a higher rate than the Company's rate under the term loan from Danfoss A/S. The term loan has a maturity date of December 9, 2011 and bears interest at an annual rate of 4.02%. The Company paid a facility fee of 10 basis points. The loan is unsecured.

        To facilitate the redemption of the Company's outstanding U.S. 2000 Senior Notes in the principal amount of $24,000, described in Note 7, the Company entered into an additional short-term $25,000 loan agreement with Danfoss A/S on March 12, 2009. The loan is unsecured, bears interest at an annual rate of 3.98%, and matures on March 25, 2009. On March 13, 2009 the Company used the proceeds of the $25,000 term loan to redeem the U.S. 2000 Senior Notes.

        In 2009 the Company decided to exit the electric drives activities on electric motors and generators. In 2007 the Company sold the DC electric drives motor business and in 2008 signed a sales agreement to sell the AC electric drives motor business. The remaining business is expected to cease operations in 2009.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Disclosure Controls

        We have established rigorous procedures to ensure that we provide complete and accurate disclosure in our publicly filed documents. Our Disclosure Committee, made up of key individuals from various corporate functions, has been in place for the past several years. This Committee meets at least quarterly to review public filings and earnings releases, and to discuss any potential disclosure issues that may arise. We have established a "whistle-blower" hotline for employees, customers, suppliers or any stakeholder anywhere in the world to anonymously submit any concern they may have regarding corporate controls or ethical breaches. All complaints are investigated, and where necessary, concerns involving our financial statements, public disclosures or management are directed to our Audit Committee.

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

SVEN RUDER	KARL J. SCHMIDT
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sauer-Danfoss Inc.:

        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 of this Form 10-K). We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as included in Part II, Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended

December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sauer-Danfoss Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

Des Moines, Iowa
March 24, 2009

Schedule II

Sauer-Danfoss Inc. and Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2007, and 2008

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Divestiture of Business	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2006
Allowance for doubtful accounts	$4,900	1,140	(613)	—	278	$5,705
For the year ended December 31, 2007
Allowance for doubtful accounts	$5,705	728	(1,219)	(459)	378	$5,133
For the year ended December 31, 2008
Allowance for doubtful accounts	$5,133	1,394	(1,000)	—	(317)	$5,210

QuickLinks

PART I
  Item 1. Business.
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
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Sauer-Danfoss Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2008, 2007, and 2006 (Dollars in thousands, except per share data)
Report of Management
Report of Independent Registered Public Accounting Firm
Schedule II Sauer-Danfoss Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended December 31, 2006, 2007, and 2008 (in thousands)