Form 10-Q
period 2009-03-31
SAUER DANFOSS INC
filed 2009-05-06
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14097

SAUER-DANFOSS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2800 East 13th Street, Ames, Iowa	50010
Krokamp 35, Neumϋnster, Germany	24539
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (515) 239-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2009, 48,368,352 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$349,695	$617,399
Cost of sales	291,677	469,674
Gross profit	58,018	147,725

Selling, general and administrative	56,442	67,982
Research and development	16,696	19,286
Impairment charge	50,841	—
Loss (gain) on sale of business and asset disposals	3,629	(1,212)
Total operating expenses	127,608	86,056
Operating income (loss)	(69,590)	61,669

Nonoperating income (expense)
Interest expense, net	(5,718)	(6,487)
Loss on early retirement of debt	(7,357)	—
Other, net	1,680	(3,836)
Nonoperating expenses, net	(11,395)	(10,323)
Income (loss) before income taxes	(80,985)	51,346
Income tax benefit (expense)	8,413	(14,544)
Net income (loss)	(72,572)	36,802
Net income attributable to noncontrolling interest, net of tax	(5,834)	(8,939)
Net income (loss) attributable to Sauer-Danfoss Inc.	$(78,406)	$27,863
Net income (loss) per common share, basic	$(1.62)	$0.58
Net income (loss) per common share, diluted	$(1.62)	$0.57
Weighted average basic shares outstanding	48,311,159	48,209,798
Weighted average diluted shares outstanding	48,311,159	48,513,646

Dividends declared per common share	$—	$0.18

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$59,958	$23,145
Accounts receivable (net of allowances of $4,840 and $5,210 in 2009 and 2008, respectively)	227,816	239,881
Inventories	275,473	325,496
Other current assets	48,836	51,946
Total current assets	612,083	640,468

Property, Plant and Equipment, net	569,042	598,435

Other Assets:
Goodwill	33,778	86,146
Other intangible assets, net	23,329	23,971
Deferred income taxes	117,388	106,984
Other	18,829	11,672
Total other assets	193,324	228,773
Total Assets	$1,374,449	$1,467,676

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$33,343	$65,512
Long-term debt due within one year	159,779	58,005
Accounts payable	102,260	149,512
Accrued salaries and wages	80,622	79,322
Accrued warranty	21,619	25,491
Other accrued liabilities	32,977	42,075
Total current liabilities	430,600	419,917

Long-Term Debt	358,966	367,922

Other Liabilities:
Long-term pension liability	89,278	90,966
Postretirement benefits other than pensions	37,971	37,971
Deferred income taxes	43,521	44,243
Other	26,225	28,756
Total other liabilities	196,995	201,936

Total liabilities	986,561	989,775

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2009 and 2008; issued and outstanding 48,349,126 in 2009 and 48,271,806 in 2008	484	483
Additional paid-in capital	334,748	334,847
Retained earnings (loss)	(31,485)	46,921
Accumulated other comprehensive income	12,715	27,995
Total Sauer-Danfoss, Inc. stockholders’ equity	316,462	410,246
Noncontrolling interest	71,426	67,655
Total stockholders’ equity	387,888	477,901

Total Liabilities and Stockholders’ Equity	$1,374,449	$1,467,676

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2008	48,271,806	$483	$334,847	$46,921	$27,995	$67,655	$477,901

Period Ended March 31, 2009 (Unaudited)
Comprehensive income (loss):
Net income (loss)	—	—	—	(78,406)	—	5,834
Pension adjustments	—	—	—	—	452	—
Unrealized losses on hedging activities	—	—	—	—	(736)	—
Noncontrolling interest distribution	—	—	—	—	—	(1,000)
Currency translation	—	—	—	—	(14,996)	(1,063)
Total comprehensive income (loss)							(89,915)
Performance units vested	77,320	1	(1)	—	—	—	—
Minimum tax withholding settlement	—	—	(186)	—	—	—	(186)
Restricted stock compensation	—	—	88	—	—	—	88
Ending Balance	48,349,126	$484	$334,748	$(31,485)	$12,715	$71,426	$387,888

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss) attributable to Sauer-Danfoss Inc.	$(78,406)	$27,863
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,412	28,041
Noncontrolling interest	5,834	8,939
Restricted stock and performance unit compensation	88	2,158
Impairment charge	50,841	—
Loss (gain) on sale of businesses and asset disposals	3,629	(1,212)
Changes in operating assets and liabilities
Accounts receivable, net	2,247	(46,945)
Inventories	42,260	11,799
Accounts payable	(40,885)	(12,998)
Accrued liabilities	2,219	18,016
Special pension contributions	—	(20,018)
Change in deferred income taxes	(10,949)	1,129
Other	2,266	(2,438)
Net cash provided by operating activities	5,556	14,334

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(16,795)	(35,146)
Proceeds from sales of property, plant and equipment	3,844	3,472
Net cash used in investing activities	(12,951)	(31,674)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(30,852)	8,009
Net borrowings (repayments) on revolving credit facility	(40,928)	26,091
Repayments of long-term debt	(107,836)	(673)
Borrowings of long-term debt	247,862	3,459
Payments for debt financing costs	(8,575)	—
Payments of prepayment penalties	(4,763)	—
Settlement of interest rate swaps	(2,000)	—
Cash dividends	(8,689)	(8,667)
Distribution to noncontrolling interest	(1,000)	(2,415)
Net cash provided by financing activities	43,219	25,804

Effect of Exchange Rate Changes on Cash	989	(4)

Cash and Cash Equivalents:
Net increase during the year	36,813	8,460
Beginning balance	23,145	26,789
Ending balance	$59,958	$35,249

Supplemental Cash Flow Disclosures:
Interest paid	$6,467	$6,492
Income taxes paid	$978	$10,136

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies —

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2009.

Use of Estimates —

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the continued recessionary economic conditions, restricted credit markets, foreign currency, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

New Accounting Principles —

Statement of Financial Accounting Standards (SFAS) No. 141R “Business Combinations” replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141R as of January 1, 2009 with no impact on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” in December 2007.  SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The Company adopted SFAS No. 160 in the first quarter of 2009.  Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no impact on the previously reported financial position or results of operations.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” was issued by the FASB in March 2008.  SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS No. 161 in the first quarter of 2009 and has included the expanded disclosures in Note 3.

The FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities” in June 2008.  FSP EITF 03-6-1 provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share.   FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted FSP EITF No. 03-6-1 in first quarter 2009 with no impact on the consolidated financial statements.

2)                                     Basic and Diluted Per Share Data —

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plans and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plans, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plans will be achieved. Shares granted under the long-term incentive plans have an exercise price of zero.  Diluted net loss per share for 2009 excludes the dilutive effect of restricted stock and performance units as these shares are anti-dilutive.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods ended March 31, 2009 and 2008:

	March 31, 2009			March 31, 2008
	Net Income (loss)	Shares	EPS	Net Income	Shares	EPS
Basic net income (loss)	$(78,406)	48,311,159	$(1.62)	$27,863	48,209,798	$0.58
Effect of dilutive securities:
Restricted stock	—	—	—	—	27,802	—
Performance units	—	—	—	—	276,046	(0.01)
Diluted net income (loss)	$(78,406)	48,311,159	$(1.62)	$27,863	48,513,646	$0.57

3)                                     Fair Value and Derivative Financial Instruments —

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These include the Company’s derivative instruments, related to both foreign currency exchange and interest rates, which are recognized at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  All derivative instruments are designated as and qualify for hedge accounting treatment.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

The following table shows the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	March 31, 2009	December 31, 2008
Assets:
Foreign currency exchange contracts	Other current assets	$1,010	$1,560
Foreign currency exchange contracts	Other assets	—	547
		$1,010	$2,107
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$7,081	$5,434
Interest rate swap contracts	Other liabilities	—	1,897
		$7,081	$7,331

The Company enters into forward contracts to hedge the value of the U.S. dollar or euro cash flow at locations that do not have the U.S. dollar or euro as their functional currency but conduct certain transactions in U.S. dollars or euros. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars or euros through the cash settlement date. The Company enters forward contracts that mature from two to eighteen months after the contract date.  The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	March 31, 2009	December 31, 2008
U.S. dollar	47,850	60,550
Euro	16,800	22,000

Interest rate swaps, designated as cash flow hedges, were used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2008 the Company had two interest rate swaps outstanding, with a combined notional amount of $34,027.  The interest rate swaps were settled in 2009 for $2,000 in connection with the debt repayment discussed in Note 6.

Changes in the fair value of derivative financial instruments are recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the transaction related to the hedged risk has occurred. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. The amount of loss, net of tax, recorded as a component of accumulated other comprehensive income was:

	March 31, 2009	December 31, 2008

Foreign currency exchange contracts	$4,867	$2,962
Interest rate swap contracts	—	1,187
	$4,867	$4,149

At March 31, 2009 the Company expects to reclassify $4,867 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of operations. There was no hedge ineffectiveness in the three months ended March 31, 2009, or 2008.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three months ended March 31, 2009 and 2008:

Statement of Operations Classification	March 31, 2009	March 31, 2008

Net Sales	$(804)	$1,204
Other, net	(468)	788
Interest expense, net	(151)	(27)
	$(1,423)	$1,965

The Company uses derivative financial instruments to manage risk and not for trading or other speculative purposes.

4)                                     Inventories —

The composition of inventories is as follows:

	March 31, 2009	December 31, 2008
Raw materials	$133,179	$154,762
Work in progress	60,241	64,329
Finished goods and parts	106,087	130,566
LIFO allowance	(24,034)	(24,161)
Total	$275,473	$325,496

5)                                     Assets Held for Sale —

In 2007, the Company closed a manufacturing facility in LaSalle, Illinois and determined the land and building would be sold.  In February 2008, the land and building were sold for approximately $3,300.  The gain on sale of approximately $1,500 is reported in the Propel segment in 2008.

6)                                     Long Term Debt —

Long-term debt outstanding at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009		December 31, 2008
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Danfoss A/S Multicurrency Term Loan and Revolving Credit Facilities	$158,646	$247,864	$—	$—
Danfoss A/S Loan	—	50,000	—	50,000
Multicurrency Revolving and Term Loan Facility	—	—	56,461	201,115
Multicurrency Term Loan Facility due through 2015	—	52,185	—	83,934
U.S. 2000 Senior Notes	—	—	—	24,000
Other Borrowings	1,133	8,917	1,544	8,873
Total	$159,779	$358,966	$58,005	$367,922

Related Party Loans

In March 2009 the Company entered into a Multicurrency Term Loan and Revolving Credit Facilities agreement with Danfoss A/S, the Company’s majority stockholder (the Danfoss Agreement).  Under the Danfoss Agreement the Company may borrow up to $490,000.  Borrowings under the Danfoss Agreement bear interest at LIBOR, CIBOR or EURIBOR, plus a margin of 8.0%.  The balance of the revolving credit facilities at March 31, 2009 was

$158,646, and the loans had a weighted average interest rate of 8.8%.  The Danfoss Agreement also includes term loans of 50,000 euro (approximately $68,000) and $180,000, which accrue interest at an annual rate of 9.8% and 9.4%, respectively.  Both term loans mature on September 30, 2010.  Debt issuance costs of approximately $8,600 were capitalized and will be amortized to interest expense over the term of the agreement.  The Company is also required to pay a commitment fee of 4.0% on the unused portion of the agreement.  Proceeds from these borrowings were used to pay off the Multicurrency Revolving and Term Loan Facilities and the U.S. 2000 Senior Notes.

Multicurrency Facilities

In December 2005 the Company entered into a Multicurrency Revolving Facility Agreement which was modified in July 2006 (the Agreement).  Outstanding borrowings under the Agreement were repaid during March 2009.  The Company wrote off $600 of unamortized debt issuance costs related to the loans.

In December 2005 the Company borrowed $75,000 under a term loan facility. The Company borrowed $30,000 in U.S. dollars at a fixed interest rate of 5.74% and 38,450 euro (approximately $52,200) at a fixed interest rate of 4.05% over the ten-year term of the loan.  The U.S. dollar portion of the loan was repaid in March 2009 along with a prepayment penalty of approximately $4,400.  The euro portion of the loan was repaid on April 1, 2009, from the proceeds of an additional borrowing under the term loan under the Danfoss Agreement.  At that time an additional prepayment penalty of 2,400 euro (approximately $3,300) was recognized.

U.S Borrowings

In October 2000 the Company issued $35,000 of 8.07% Senior Notes with scheduled annual payments starting on September 30, 2008, through September 30, 2010 (2000 Senior Notes).  The Notes were repaid during March 2009.  The Company paid a prepayment penalty of approximately $400.

Loss on Early Retirement of Debt

A loss on early retirement of debt of $7,357 was recognized during the three months ended March 31, 2009.  The loss consisted of $4,762 of prepayment penalties, $2,000 to settle outstanding interest rate swap agreements related to the debt repaid, and $595 to write-off unamortized deferred financing costs.

7)                                     Accrued Warranty Costs —

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

The following table presents the changes in the Company’s accrued warranty liability:

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$25,491	$19,401
Payments	(4,907)	(3,151)
Accruals for warranties	1,607	4,694
Currency impact	(572)	1,186
Balance, end of period	$21,619	$22,130

8)                                     Long-Term Incentive Plans —

Under the 1998 Long-Term Incentive Plan (1998 Incentive Plan), the Board of Directors is authorized to grant non-qualified stock options, incentive stock options, performance units, stock appreciation rights, restricted stock and performance shares to employees. The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan (2006 Incentive Plan), provides for grants similar to those under the 1998 Incentive Plan and qualifies certain awards for the performance-based exception to obtain favorable tax treatment. Refer to Note 13 in the Notes to Consolidated Financial Statements in the Company’s 2008 annual report filed on Form 10-K for additional information.

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method.   No expense was recognized on performance units in the three months ended March 31, 2009.  The Company recognized $2,301 expense in the three month period ended March 31, 2008 related to outstanding performance units granted under the 2006 Incentive Plan. The Company recognized $830 of tax benefit on this amount during the three month period ended March 31, 2008. The Company does not expect to recognize any additional expense on the outstanding performance units as the minimum performance measurements are not expected to be met.  No performance units were granted in 2009.

The following charts summarize performance unit activity under the plans for the three months ended March 31, 2009:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	705,609	$24.34	3.0
Units settled	(249,322)	25.04	3.0
Units forfeited	(3,553)	24.52	3.0
Units Outstanding at March 31	452,734	$23.95	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	117,304
Units settled	(83,164)
Units Outstanding at March 31	34,140	$2.44	3.0

9)                                     Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three months ended March 31, 2009 and 2008 for the defined benefit plans consists of the following components:

	Three months ended March 31,
	2009	2008
Service cost	$1,042	$1,173
Interest cost	3,280	3,475
Expected return on plan assets	(2,735)	(3,163)
Amortization of prior service cost	(69)	(84)
Amortization of net loss	782	539
Net periodic pension expense	$2,300	$1,940

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
Service cost	$57	$104
Interest cost	613	587
Net deferral and amortization	271	255
Postretirement benefit expense	$941	$946

10)                              Restructuring —

In December 2008, the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In addition, in 2009 the Company decided to exit the electric drives activities related to electric motors and generators.  The Company incurred restructuring costs for these two projects of $3,970 in the three months ended March 31, 2009, which are included in the Controls segment. The restructuring is expected to be complete in 2009.  No restructuring costs were incurred during the three months ended March 31, 2008.

The restructuring costs incurred during the three months ended March 31, 2009 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss on Fixed Asset Disposals	Total
Charges for the three months ended March 31, 2009	$777	$1,050	$2,143	$3,970

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the three months ended March 31, 2009.

	Employee Termination Costs	Employee Training Costs	Loss on Fixed Asset Disposal	Equipment Moving Costs	Other		Total
Balance as of December 31, 2008	$625	$—	$—	$—	$—		$625
Charges to expense	1,306	44	2,143	242	235		3,970
Payments made / Fixed asset write-offs	(817)	(44)	(2,143)	(242)	(235)		(3,481)
Balance at of March 31, 2009 (1)	$1,114	$—	$—	$—	$—		$1,114
Cumulative charges incurred	1,931	44	2,525	242	235		4,977
Cumulative charges expected to be incurred	2,400	200	2,600	400	2,200	(2)	7,800

(1)          The remaining $1,114 of accrued liabilities will be paid in 2009.

(2)          Includes approximately $1,000 related to termination of a facility lease.

11)                              Sale of Businesses —

In December 2008 the Company signed a sales agreement to sell its alternating current  (AC) motor business related to the material handling market.  The closing of this transaction is expected to occur in the second quarter of 2009 when the transfer of the machinery and inventory covered by the purchase agreement has been completed.  In 2008 the machinery and inventory were written down to the level of proceeds expected to be received upon the transfer of the assets.  Additional expenses of approximately $1,500 were recognized during the three months ended March 31, 2009.  The loss is reported in the Controls segment.

12)                              Impairment —

In  accordance with SFAS No. 142, goodwill is required to be tested for impairment annually and if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company considered the further declines in market value which occurred during the first quarter of 2009 to represent a triggering event and therefore was required to analyze the fair value, compared to carrying value, of its reporting units at March 31, 2009.    The Company determined that the implied fair value of goodwill in the valves reporting unit was less than its carrying value. A goodwill impairment charge of $50,841 was recorded in 2009.

The Company’s impairment analysis at December 31, 2008 resulted in goodwill impairment charges of $22,908 related to the motors, steering and electric drives reporting units.  In addition, an impairment analysis of long-lived assets at December 31, 2008 resulted in impairment charges of $35,300 to the motors asset group.

Refer to Note 6 in the Notes to the Consolidated Financial Statements in the Company’s 2008 annual report filed on Form 10-K for information on the methodology used for testing for goodwill impairment. Estimates about fair value used in goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by other valuation approaches, such as similar transaction and guideline analyses. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted- average cost of capital as of March 31, 2009, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. At March 31, 2009 the Company has $33,778 of goodwill related to its propel and mobile electronics reporting units that is not impaired.

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

The following table presents the significant items by operating segment for the results of operations for the three month periods ended March 31, 2009 and 2008:

	Propel	Work Function	Controls	Global Services	Total
March 31, 2009
Trade sales	$187,785	$82,687	$79,223	$—	$349,695

Segment income (loss)	17,451	(14,955)	(64,412)	(5,994)	(67,910)
Interest expense, net					(5,718)
Loss on early retirement of debt					(7,357)
Income (loss) before income taxes					(80,985)

Depreciation and amortization	12,426	7,428	5,952	606	26,412
Capital expenditures	5,995	8,478	1,961	361	16,795

March 31, 2008
Trade sales	$311,658	$160,486	$145,255	$—	$617,399

Segment income (loss)	65,437	4,388	4,875	(16,867)	57,833
Interest expense, net					(6,487)
Income before income taxes					51,346

Depreciation and amortization	11,827	9,513	5,510	1,191	28,041
Capital expenditures	17,524	7,471	9,169	982	35,146

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets (2)
	Three months ended March 31,		March 31,
	2009	2008	2009	2008
United States	$145,665	$234,587	$170,604	$189,288
Germany	39,477	72,522	74,028	70,629
Italy	19,733	44,069	18,412	39,164
Denmark (3)	5,156	9,620	183,886	233,868
Other countries	139,664	256,601	198,048	234,392
Total	$349,695	$617,399	$644,978	$767,341

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Sauer-Danfoss Inc. and Subsidiaries (the Company)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this quarterly report, contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. The economies in the U.S., Europe, and Asia-Pacific are suffering from the global recession and credit crisis, continued weakness in the housing and residential construction markets, weakness in the commercial and public-sector construction markets, mounting job losses, and uncertainty surrounding the effects of government fiscal stimulus plans, interest rates, and crude oil prices. At this point, it appears that the worldwide economic recession will continue throughout 2009. A prolonged downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company’s cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company’s majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company’s ability to access the capital markets or traditional credit sources to supplement or replace the Company’s borrowings from Danfoss A/S if the need should arise; claims, including, without limitation, warranty claims, field retrofit claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the current credit crisis; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that this list of cautionary statements and risk factors is not exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements to reflect future events or circumstances. The foregoing risks and uncertainties are further described in Item1A (Risk Factors) in the Company’s latest annual report on Form 10-K filed with the SEC, which should be reviewed in considering the forward-looking statements contained in this quarterly report.

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

Executive Summary — Three months ended March 31, 2009

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.  The following table summarizes the Company’s first quarter 2009 and 2008 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended March 31, 2008	Currency fluctuation	Underlying change	Three months ended March 31, 2009
Net sales	$617.4	$(30.5)	$(237.2)	$349.7
Gross profit	147.7	(4.4)	(85.3)	58.0
% of Sales	23.9%			16.6%

Selling, general and administrative	67.9	(5.7)	(5.7)	56.5
Research & development	19.3	(1.6)	(1.0)	16.7
Impairment Charge	—	—	50.8	50.8
Loss (gain) on sale of business and asset disposals	(1.2)	—	4.8	3.6
Total operating costs	86.0	(7.3)	48.9	127.6
Operating income (Loss)	$61.7	$2.9	$(134.2)	$(69.6)
% of Sales	10.0%			-19.9%

Net sales for the first quarter 2009 decreased 38 percent over the first quarter 2008, excluding the effects of currency.  Net sales decreased in all regions and segments. Excluding the impacts of currency, sales decreased 41 percent in Europe, 37 percent in the Americas, and 33 percent in the Asia-Pacific region. Sales in the Work Function segment were down 42 percent, while sales in the Propel and Controls segments decreased 37 percent.

Operating income decreased primarily due to a decrease in gross profit of 58 percent due to lower sales volumes, severance costs of $4.0 million, and $0.8 million of costs associated with the closure of the Hillsboro location.  Other factors contributing to the reduction in operating income included the goodwill impairment charge of $50.8 million, $3.1 million of expense related to the exit from the electric drives business and the additional $1.5 million loss on sale of business related to the alternating current (AC) motor business to the material handling market during the first quarter of 2009.  In the first quarter of 2008 the Company recognized a gain on sale of the LaSalle facility of $1.5 million.  Offsetting the negative impact of these items were decreases in selling, general & administrative expenses due to a $5.4 million reduction in incentive plan costs and a $2.1 million reduction in costs related to the implementation of a common business system, offset by an increase of $5.3 million related to employee severance costs.

The Company determined that the continued decline in its market capitalization during the first quarter of 2009 was reflective of the increased uncertainty in the market place.  The decrease in market capitalization was considered a triggering event and therefore the goodwill balances were tested for impairment at March 31, 2009.  The goodwill impairment charge of $50.8 million was incurred as a result of lower forecasted profitability in the valves reporting unit, within the Controls segment, than previously expected due to the continued economic downturn being experienced in 2009.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(19)%	5%	(13)%	(17)%
Construction/Road Building	(64)	(58)	(69)	(66)
Specialty	(68)	1	(43)	(46)
Distribution	(36)	(24)	(33)	(33)

Agriculture/Turf Care

Sales into the agriculture/turf care market decreased in the Americas and Europe during the first quarter of 2009, while Asia-Pacific experienced a slight increase.  Agricultural sales in the Americas and Europe remained strong, but have slowed compared to record sales in 2008.  The European agriculture market is beginning to feel the effects of the economic downturn, particularly in eastern and southern Europe.  Sales in the turf care market experienced a sharp decline due to the depressed housing market, as well as reduced consumer spending.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore the increase in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

The construction/road building markets experienced decreased sales in all regions during the first quarter of 2009 compared to the first quarter of 2008.  The construction market decreased in all regions due to the economic downturn, reduced housing starts, and customers’ focus on reducing inventory levels.  Non-residential construction in the Americas has declined sharply, while road building is at an extremely low level.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales in the specialty vehicle market decreased 46 percent compared to first quarter of 2008.  Sales decreased in the Americas mainly due to the weakened sales of aerial lifts, reduced sales in Europe related to the material handling, forestry and mining markets.  The Asia-Pacific region experienced a slight sales increase largely due to investments made by the Chinese government.

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

(in millions)	Three months ended March 31, 2008	Currency fluctuation	Underlying change	Three months ended March 31, 2009
Net sales
Propel	$311.7	$(8.1)	$(115.8)	$187.8
Work Function	160.5	(10.7)	(67.1)	82.7
Controls	145.2	(11.7)	(54.3)	79.2

Segment income (loss)
Propel	$65.4	$0.4	$(48.3)	$17.5
Work Function	4.4	2.1	(21.5)	(15.0)
Controls	4.9	4.3	(73.6)	(64.4)
Global Services and other expenses, net	(16.9)	0.3	10.6	(6.0)

Propel Segment

The Propel segment experienced a 37 percent decrease in sales, excluding the effects of currency fluctuations, during the first quarter 2009 compared to 2008, due to weakened economic conditions globally.  Segment income decreased 74 percent during the quarter. The Propel segment experienced a 7 percentage point decrease in operating profit margin during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, mainly due to reduced sales volume resulting in less absorption of fixed production costs.  Contributing to the decrease in segment income was recognition of $2.7 million of severance costs during the first quarter of 2009. In addition, in 2008 the Propel segment recognized a gain on sale of a building of $1.5 million.  Operating expenses were reduced by $2.1 million primarily due to a reduction in annual incentive plan costs of $0.8 million.

Work Function Segment

Sales in the Work Function segment decreased 42 percent during the first quarter of 2009 compared with the same period in 2008, excluding the effects of currency fluctuations, due to depressed economic conditions worldwide.  Reduced sales were the primary driver for the reduction in segment income (loss), which decreased $21.5 million compared to the first quarter of 2008, excluding the effects of currency fluctuations.  Expedited freight costs were $2.7 million lower in 2009 and total operating expenses were reduced by $2.4 million.  Offsetting these cost reductions was expense of $0.9 million related to employee severance recognized in 2009.

Controls Segment

Net sales in the Controls segment decreased 37 percent during the first quarter of 2009 compared with the same period in 2008, excluding the effects of currency fluctuations.  Segment income (loss) decreased $73.6 million during the first quarter of 2009 due to decreased sales levels, a goodwill impairment charge of $50.8 million related to the valves reporting unit, and expense of $1.6 million related to employee severance.  In addition, costs of $1.5 million related to the alternating current (AC) product line, which will be sold in the second quarter, and restructuring costs of $4.0 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives were recognized in 2009.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $10.6 million excluding the impacts of currency.  A $2.3 million reduction of expense for the long term incentive plan, and a $2.1 million reduction in costs associated with the implementation of a common business system contributed to the expense reduction.  In addition, the Company recognized a $1.7 million gain on foreign currency transactions in 2009 compared to a $3.9 million loss in 2008.

Order Backlog

The following table shows the Company’s order backlog at March 31, 2009 and 2008 and orders written in the three-month periods ended March 31, 2009 and 2008, separately identifying the impact of currency fluctuations.

(in millions)	2008	Currency fluctuation	Underlying decrease	2009
Backlog at March 31	$1,035.8	$(37.5)	$(494.9)	$503.4
Orders written	677.9	(8.5)	(544.8)	124.6

Total order backlog at March 31, 2009 was $503.4 million, compared to $1,035.8 million at March 31, 2008. On a comparable basis, excluding the impact of currency fluctuation, order backlog decreased 48 percent.  Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the three months ended March 31, 2009 were $124.6 million, a decrease of 80 percent compared to 2008, excluding the impact of currency fluctuations.  The decrease in backlog and order entry is due to the global recession.

Income Taxes

The Company’s effective tax rate was 10.4 percent for the first quarter of 2009 compared to 28.3 percent for the same period in 2008. The company recorded an $8.4 million tax benefit for the first quarter of 2009.  The effective tax rate was negatively impacted by a non-deductible goodwill impairment of $50.8 million.  The Company’s effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related income of $1.7 million was recognized during the three months ended March 31, 2009, compared to expense of $3.9 million for the same period in 2008.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar strengthened compared to other currencies between December 31, 2008 and March 31, 2009.

The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at March 31, 2009 was a net liability of $6.1 million.

Interest Rates

The Company has used interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. During March, 2009, the Company settled both of its interest rate swap agreements due to repayment of the underlying debt agreements, resulting in a loss of $2.0 million recognized in the consolidated statement of operations as a component of loss on early retirement of debt.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flow from operations and from its various credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company determined, following the close of its 2008 fiscal year, that it would likely be unable to continue to meet the leverage ratio covenants in its various credit agreements as of the end of the first quarter of 2009. To avoid a default under the credit agreements, the Company entered into a Credit Agreement with Danfoss A/S on March 12, 2009, pursuant to which the Company will have the ability to borrow up to $490 million (the Danfoss Credit Agreement). The Danfoss Credit Agreement matures on September 30, 2010.  Danfoss A/S is the Company’s majority stockholder. During the first quarter of 2009, the Company repaid certain borrowings prior to default under any of the Company’s credit agreements and recognized a loss on early retirement of debt of $7.4 million.  As a result of the Danfoss Credit Agreement, the Company expects to have sufficient sources of liquidity to meet its future funding needs.

Cash Flow from Operations

Cash flow from operations was $5.6 million during the three months ended March 31, 2009 compared to $14.3 million for the three months ended March 31, 2008.

Changes in operating assets and liabilities resulted in $5.8 million cash provided during the three months ended March 31, 2009 compared to $30.1 million of cash used during the three months ended March 31, 2008. The increase in cash provided in 2009 is primarily the result of a reduction in accounts receivable balances during the first quarter of 2009 compared with an increase during the first quarter of 2008.  Also contributing to the increase in cash provided was a greater decrease in inventory balances during the first quarter of 2009 compared to the first quarter of 2008.  A special contribution into the German and U.K. pension plans used $20.0 million in 2008.

Cash Used in Investing Activities

Capital expenditures in the first three months of 2009 were $16.8 million compared to $35.1 million in the first three months of 2008.  The decrease in 2009 is related to lower capacity needs as sales are reduced due to the global economic downturn.

Cash Used in Financing Activities

The Company paid fourth quarter dividends of $8.7 million in the first quarter of both 2009 and 2008. Net borrowings provided approximately $68.2 million of cash in the first three months of 2009, and $36.9 million 2008. During the first quarter of 2009 the Company paid $8.6 million in debt origination fees related to the Danfoss Credit Agreement, and $6.8 million in debt extinguishment and interest rate swap settlement costs.  In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

New Accounting Principles —

Statement of Financial Accounting Standards (SFAS) No. 141R “Business Combinations” replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141R as of January 1, 2009 with no impact on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” in December 2007.  SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The Company adopted SFAS No. 160 in the first quarter of 2009.  Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no impact on previously reported financial position or results of operations.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” was issued by the FASB in March 2008.  SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS No. 161 in the first quarter of 2009 and has included the expanded disclosures in the consolidated financial statements.

The FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities” in June 2008.  FSP EITF 03-6-1 provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share.   FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted FSP EITF No. 03-6-1 in first quarter 2009 with no impact on the consolidated financial statements.

Outlook

The worldwide recession is expected to continue to affect all regions and markets that the Company operates in and serves throughout 2009 and into 2010.  Management continues to focus on cost reduction, conserving cash and sizing the business for the reduced sales levels that are forecasted during that period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Registrant’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2009 was made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

The Company implemented a new business system at its Singapore location during the first quarter of 2009. This resulted in a number of controls being enhanced, such as certain manual processes being replaced with automated processing and system integrated account postings. While other controls within the system environment were changed as a result of the conversions, there were no changes to internal controls over financial reporting, other than those mentioned above, that have materially affected, or are reasonably likely to materially impact, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Document
10.1	The Employment Contract dated April 6, 2009 and effective as of May 1, 2009 by and between Sauer-Danfoss GmbH & Co. OHG and Jesper V. Christensen is attached hereto.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: May 6, 2009