Form 10-Q
period 2009-06-30
SAUER DANFOSS INC
filed 2009-07-31
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 48,387,205 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$277,411	$611,538	$627,106	$1,228,937
Cost of sales	246,608	473,532	538,285	943,206
Gross profit	30,803	138,006	88,821	285,731

Selling, general and administrative	51,288	70,273	107,730	138,255
Research and development	15,074	21,056	31,770	40,342
Impairment charge	—	—	50,841	—
Loss (gain) on sale of business and asset disposals	4,956	404	8,585	(808)
Total operating expenses	71,318	91,733	198,926	177,789
Operating income (loss)	(40,515)	46,273	(110,105)	107,942

Nonoperating income (expense):
Interest expense, net	(13,406)	(6,522)	(19,123)	(13,009)
Loss on early retirement of debt	(3,348)	—	(10,705)	—
Other, net	430	(32)	2,109	(3,868)
Nonoperating expenses, net	(16,324)	(6,554)	(27,719)	(16,877)
Income (loss) before income taxes	(56,839)	39,719	(137,824)	91,065
Income tax expense	(61,558)	(11,545)	(53,145)	(26,089)
Net income (loss)	(118,397)	28,174	(190,969)	64,976
Net income attributable to noncontrolling interest, net of tax	(3,429)	(5,468)	(9,263)	(14,407)
Net income (loss) attributable to Sauer-Danfoss Inc.	$(121,826)	$22,706	$(200,232)	$50,569
Net income (loss) per common share, basic	$(2.52)	$0.47	$(4.14)	$1.05
Net income (loss) per common share, diluted	$(2.52)	$0.47	$(4.14)	$1.04
Weighted average basic shares outstanding	48,338,295	48,221,918	48,324,802	48,215,891
Weighted average diluted shares outstanding	48,338,295	48,555,440	48,324,802	48,534,658

Dividends declared per common share	$—	$0.18	$—	$0.36

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$46,909	$23,145
Accounts receivable, less allowances of $4,934 and $5,210 at June 30, 2009 and December 31, 2008, respectively	171,767	239,881
Inventories	237,522	325,496
Other current assets	58,054	51,946
Total current assets	514,252	640,468

Property, Plant and Equipment, net	567,087	598,435

Other Assets:
Goodwill	35,013	86,146
Other intangible assets, net	20,562	23,971
Deferred income taxes	58,697	106,984
Other	19,267	11,672
Total other assets	133,539	228,773
Total Assets	$1,214,878	$1,467,676

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$52,205	$65,512
Long-term debt due within one year	100,214	58,005
Accounts payable	84,519	149,512
Accrued salaries and wages	71,475	79,322
Accrued warranty	18,945	25,491
Other accrued liabilities	35,803	42,075
Total current liabilities	363,161	419,917

Long-Term Debt	364,610	367,922

Other Liabilities:
Long-term pension liability	90,039	90,966
Postretirement benefits other than pensions	37,971	37,971
Deferred income taxes	43,705	44,243
Other	25,738	28,756
Total other liabilities	197,453	201,936

Total liabilities	925,224	989,775

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 75,000,000 in 2009 and 2008; issued and outstanding 48,381,852 in 2009 and 48,271,806 in 2008	484	483
Additional paid-in capital	334,795	334,847
Retained earnings (loss)	(153,311)	46,921
Accumulated other comprehensive income	32,795	27,995
Total Sauer-Danfoss Inc. stockholders’ equity	214,763	410,246
Noncontrolling interest	74,891	67,655
Total stockholders’ equity	289,654	477,901

Total Liabilities and Stockholders’ Equity	$1,214,878	$1,467,676

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid- in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2008	48,271,806	$483	$334,847	$46,921	$27,995	$67,655	$477,901

Period Ended June 30, 2009 (Unaudited)
Comprehensive income (loss):
Net income (loss)	—	—	—	(200,232)	—	9,263
Pension adjustments	—	—	—	—	859	—
Unrealized losses on hedging activities	—	—	—	—	1,817	—
Noncontrolling interest distribution	—	—	—	—	—	(1,795)
Currency translation	—	—	—	—	2,124	(232)
Total comprehensive income (loss)							(188,196)
Performance units vested	96,546	1	(1)	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(206)	—	—	—	(206)
Restricted stock compensation	—	—	155	—	—	—	155
Ending Balance	48,381,852	$484	$334,795	$(153,311)	$32,795	$74,891	$289,654

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income (loss) attributable to Sauer-Danfoss Inc.	$(200,232)	$50,569
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53,815	56,894
Noncontrolling interest	9,263	14,407
Restricted stock and performance unit compensation	155	3,455
Impairment charge	50,841	—
Loss (gain) on sale of businesses and asset disposals	8,585	(808)
Changes in operating assets and liabilities
Accounts receivable, net	65,842	(27,810)
Inventories	88,493	15,834
Accounts payable	(63,391)	(8,564)
Accrued liabilities	(8,952)	36,703
Discretionary pension contributions	—	(19,857)
Change in deferred income taxes	48,610	(830)
Other	(497)	(5,483)
Net cash provided by operating activities	52,532	114,510

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29,789)	(83,965)
Proceeds from sales of property, plant and equipment	6,194	3,660
Net cash used in investing activities	(23,595)	(80,305)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(15,299)	(1,317)
Net borrowings (repayments) on revolving credit facilities	(102,940)	7,582
Repayments of long-term debt	(160,078)	(10,242)
Borrowings of long-term debt	304,862	3,887
Payments for debt financing costs	(8,575)	—
Payments of prepayment penalties	(8,064)	—
Settlement of interest rate swaps	(2,000)	—
Cash dividends	(8,689)	(17,352)
Distribution to noncontrolling interest	(1,795)	(5,957)
Net cash used in financing activities	(2,578)	(23,399)

Effect of Exchange Rate Changes on Cash	(2,595)	408

Cash and Cash Equivalents:
Net increase during the year	23,764	11,214
Beginning balance	23,145	26,789
Ending balance	$46,909	$38,003

Supplemental Cash Flow Disclosures:
Interest paid	$11,280	$12,721
Income taxes paid	$8,571	$16,992

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

The FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in June 2008.  FSP EITF 03-6-1 provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share.   FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted FSP EITF No. 03-6-1 in first quarter 2009 with no impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted SFAS No. 165 in the second quarter of 2009 with appropriate disclosures added in Note 16.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards recognized by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on the Company’s consolidated financial position or results of operations.

2)                                     Basic and Diluted Per Share Data —

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company’s long-term incentive plans and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plans, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plans will be achieved. Shares granted under the long-term incentive plans have an exercise price of zero.  Diluted net loss per share for 2009 excluded the dilutive effect of restricted stock and performance units as these shares are anti-dilutive.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six month periods ended June 30, 2009 and 2008:

	June 30, 2009			June 30, 2008
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income (loss)	$(121,826)	48,338,295	$(2.52)	$22,706	48,221,918	$0.47
Effect of dilutive securities:
Restricted stock	—	—	—	—	18,775	—
Performance units	—	—	—	—	314,747	—
Diluted net income (loss)	$(121,826)	48,338,295	$(2.52)	$22,706	48,555,440	$0.47

Six Months
Basic net income (loss)	$(200,232)	48,324,802	$(4.14)	$50,569	48,215,891	$1.05
Effect of dilutive securities:
Restricted stock	—	—	—	—	23,264	—
Performance units	—	—	—	—	295,503	(0.01)
Diluted net income (loss)	$(200,232)	48,324,802	$(4.14)	$50,569	48,534,658	$1.04

3)                                     Fair Value and Derivative Financial Instruments—

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These include the Company’s derivative instruments, related to both foreign currency exchange and interest rates, which are recognized at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  All derivative instruments are designated as and qualify for hedge accounting treatment, other than those contracts that no longer qualify as highly effective.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

The following table shows the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	June 30, 2009	December 31, 2008
Assets:
Foreign currency exchange contracts	Other current assets	$1,028	$1,560
Foreign currency exchange contracts	Other assets	—	547
		$1,028	$2,107
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$3,709	$5,434
Interest rate swap contracts	Other liabilities	—	1,897
		$3,709	$7,331

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

	June 30, 2009	December 31, 2008
U.S. dollar	34,850	60,550
Euro	11,700	22,000

Interest rate swaps, designated as cash flow hedges, were used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2008 the Company had two interest rate swaps outstanding, with a combined notional amount of $34,027.  The interest rate swaps were settled in 2009 for a loss of $2,000 in connection with the debt repayment discussed in Note 8.

Changes in the fair value of derivative financial instruments are recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. The amount of loss, net of tax, recorded as a component of accumulated other comprehensive income was:

	June 30, 2009	December 31, 2008

Foreign currency exchange contracts	$2,325	$2,962
Interest rate swap contracts	—	1,187
	$2,325	$4,149

At June 30, 2009 the Company expects to reclassify $2,325 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three and six months ended June 30, 2009 and 2008:

Statement of Operations Classification	June 30, 2009	June 30, 2008
Three months ended
Net Sales	$(1,249)	$2,270
Other, net	678	160
Interest expense, net	—	(86)
	$(571)	$2,344
Six months ended
Net Sales	$(2,053)	$3,475
Other, net	210	948
Interest expense, net	(151)	(113)
	$(1,994)	$4,310

The Company formally assesses at a hedge’s inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective.  When it is determined that a derivative has ceased to be highly effective as a hedge the Company discontinues hedge accounting prospectively.  When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income or expense, net.  As of June 30, 2009, the Company has derivative contracts with notional amounts of $3,300 that no longer qualify for hedge accounting as the sales are not expected to occur in the month originally specified.  For the three and six months ended June 30, 2009, $190 of income was recognized in other, net related to changes in the fair value of derivative contracts that were no longer deemed highly effective.  The $190 of income is included in the $678 and $210 in the table above, for the three and six month periods ended June 30, 2009, respectively.  The sales related to the derivative contracts no longer deemed highly effective are expected to occur within two months following the originally specified period and therefore $472 of losses remain classified in accumulated other comprehensive income until the forecasted sales occur.  All derivative contracts qualified for hedge accounting in 2008.

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of operations. There was no significant hedge ineffectiveness in the three or six months ended June 30, 2009, or 2008, other than the hedges that are no longer highly effective as discussed above.

4)                                     Inventories —

The composition of inventories is as follows:

	June 30, 2009	December 31, 2008
Raw materials	$117,793	$154,762
Work in progress	54,660	64,329
Finished goods and parts	86,934	130,566
LIFO allowance	(21,865)	(24,161)
Total	$237,522	$325,496

5)                                     Assets Held for Sale —

In 2007, the Company closed a manufacturing facility in LaSalle, Illinois and determined the land and building would be sold.  In February 2008, the land and building were sold for approximately $3,300.  The gain on sale of approximately $1,400 is reported in the Propel segment in 2008.

6)                                     Related Party Receivable —

The Company has made advances to Agri-Fab, Inc., the noncontrolling interest owner in Hydro-Gear Limited Partnership (Hydro-Gear).  Interest is earned on the outstanding amount at a rate of LIBOR, plus a margin of 4.0%. The $12,000 outstanding balance at June 30, 2009 is included in other current assets and is due upon the request of Hydro-Gear.  There was no balance outstanding at December 31, 2008.

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

The following table presents the changes in the Company’s accrued warranty liability:

	Six Months Ended June 30,
	2009	2008
Balance, beginning of period	$25,491	$19,401
Payments	(9,551)	(8,689)
Accruals for warranties	3,133	12,741
Currency impact	(128)	1,245
Balance, end of period	$18,945	$24,698

8)                                     Long Term Debt —

Long-term debt outstanding at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009		December 31, 2008
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Danfoss A/S Multicurrency Term Loan and Revolving Credit Facilities	$99,186	$309,288	$—	$—
Danfoss A/S Loan	—	50,000	—	50,000
Multicurrency Revolving and Term Loan Facility	—	—	56,461	201,115
Multicurrency Term Loan Facility	—	—	—	83,934
U.S. 2000 Senior Notes	—	—	—	24,000
Other Borrowings	1,028	5,322	1,544	8,873
Total	$100,214	$364,610	$58,005	$367,922

Related Party Loans

In March 2009 the Company entered into a Multicurrency Term Loan and Revolving Credit Facilities agreement with Danfoss A/S, the Company’s majority stockholder (the Danfoss Agreement).  Under the Danfoss Agreement the Company may borrow up to $490,000.  Borrowings under the Danfoss Agreement bear interest at LIBOR, CIBOR or EURIBOR, plus a margin of 8.0%.  The balance of the revolving credit facilities at June 30, 2009 was $99,186, and the loans had a weighted average interest rate of 8.6%.  The Danfoss Agreement also includes term loans of 92,000 euro (approximately $129,000) and $180,000, which accrue interest at an annual rate of 9.8% and 9.4%, respectively.  Both term loans mature on September 30,

2010.  Debt issuance costs of approximately $8,600 were capitalized and will be amortized to interest expense over the term of the agreement.  The Company is also required to pay a commitment fee of 4.0% on the unused portion of the agreement.  Proceeds from these borrowings were used to pay off the Multicurrency Revolving and Term Loan Facilities and the U.S. 2000 Senior Notes.

In December 2008 the Company borrowed $50,000 from Danfoss A/S.  The unsecured term loan has a maturity date of December 9, 2011 and bears interest at an annual rate of 4.02%.  The Company paid a facility fee of 10 basis points.

Multicurrency Facilities

In December 2005 the Company entered into a Multicurrency Revolving Facility Agreement which was modified in July 2006 (the Agreement).  Outstanding borrowings under the Agreement were repaid during March 2009.  The Company wrote off $600 of unamortized debt issuance costs related to the loans.

In December 2005 the Company borrowed $75,000 under a term loan facility. The Company borrowed $30,000 in U.S. dollars at a fixed interest rate of 5.74% and 38,450 euro (approximately $52,200) at a fixed interest rate of 4.05% over the ten-year term of the loan.  The U.S. dollar portion of the loan was repaid in March 2009 along with a prepayment penalty of approximately $4,400.  The euro portion of the loan was repaid in April 2009 along with a prepayment penalty of approximately $3,300.

U.S Borrowings

In October 2000 the Company issued $35,000 of 8.07% Senior Notes with scheduled annual payments starting on September 30, 2008, through September 30, 2010 (2000 Senior Notes).  The Notes were repaid during March 2009.  The Company paid a prepayment penalty of approximately $400.  In addition, the Company wrote off $50 of unamortized debt issuance costs related to the loans.

Loss on Early Retirement of Debt

A loss on early retirement of debt of $3,351 and $10,705 was recognized during the three and six months ended June 30, 2009, respectively.  The second quarter loss consisted of $3,301 of prepayment penalties and $50 to write-off unamortized deferred financing costs.  The total loss during the six months ended June 30, 2009 consisted of $8,064 of prepayment penalties, $2,000 to settle outstanding interest rate swap agreements related to the debt repaid, and $641 to write-off unamortized deferred financing costs.

9)                                     Long-Term Incentive Plans —

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

In accordance with SFAS No. 123R, “Share-Based Payment,” compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method.   No expense was recognized on performance units in the three or six months ended June 30, 2009, respectively.  The Company recognized $2,281 and $4,583 of expense in the three and six month periods ended June 30, 2008 related to outstanding performance units granted under the 2006 Incentive Plan. The Company recognized approximately $780 and $1,600 of tax benefit on these amounts during the three and six month periods ended June 30, 2008, respectively. The Company does not expect to recognize any additional expense on the outstanding performance units as the minimum performance measurements are not expected to be met.  No performance units were granted in 2009.

The following charts summarize performance unit activity under the plans for the six months ended June 30, 2009:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	705,609	$24.34	3.0
Units settled	(249,322)	25.04	3.0
Units forfeited	(77,452)	24.24	3.0
Units Outstanding at June 30	378,835	$23.90	3.0

Cash Units	Number	Fair Value	Weighted Average Vesting Period in Years
Units Outstanding at January 1	117,304
Units settled	(83,164)
Units Outstanding at June 30	34,140	$6.13	3.0

10)                              Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2009 and 2008 for the defined benefit plans consists of the following components:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$1,068	$1,193	$2,110	$2,366
Interest cost	3,346	3,495	6,626	6,970
Expected return on plan assets	(2,786)	(3,160)	(5,521)	(6,323)
Amortization of prior service cost	(71)	(87)	(140)	(171)
Amortization of net loss	711	540	1,493	1,079
Net periodic pension expense	$2,268	$1,981	$4,568	$3,921

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$56	$104	$113	$208
Interest cost	614	587	1,227	1,174
Net deferral and amortization	271	255	542	510
Postretirement benefit expense	$941	$946	$1,882	$1,892

11)                              Restructuring —

In December 2008, the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In 2009 the Company decided to exit the electric drives activities related to electric motors and generators.  The Company incurred restructuring costs for these two projects of $1,050 and $5,020 in the three and six months ended June 30, 2009, respectively.  These costs are included in the Controls segment. The restructuring is expected to be completed in 2009.  No restructuring costs were incurred during the three or six months ended June 30, 2008.

The restructuring costs incurred during the three and six months ended June 30, 2009 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges for the three months ended June 30, 2009	$680	$402	$(32)	$1,050
Charges for the six months ended June 30, 2009	1,457	1,452	2,111	5,020

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the six months ended June 30, 2009.

	Employee Termination Costs	Loss on Fixed Asset Disposal	Equipment Moving Costs	Other	Total
Balance as of December 31, 2008	$625	$—	$—	$—	$625
Charges to expense	1,306	2,143	242	279	3,970
Payments made	(817)	(2,143)	(242)	(279)	(3,481)
Balance as of March 31, 2009	$1,114	$—	$—	$—	$1,114
Charges to expense	123	(32)	447	512	1,050
Payments made	(107)	32	(447)	(512)	(1,034)
Balance as of June 30, 2009 (1)	$1,130	$—	$—	$—	$1,130

Cumulative charges incurred	$2,054	$2,493	$689	$791	$6,027
Cumulative charges expected to be incurred	$2,400	$2,500	$700	$2,200 (2)	$7,800

(1)          The remaining $1,130 of accrued liabilities will be paid in 2009.

(2)          Includes approximately $1,000 related to termination of facility lease.

The above amounts do not include employee termination costs related to the headcount reductions in 2009 as a result of reduced sales volumes related to the worldwide economic downturn, other than those listed above in connection with the two restructuring activities.

12)                              Sale of Businesses —

In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market.  The closing of this transaction occurred in the second quarter of 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed.  In 2008 the machinery and inventory were written down to the level of proceeds expected to be received upon the transfer of the assets.  Additional expenses of $4,050 and $5,569 were recognized during the three and six months ended June 30, 2009, respectively.  The expense in 2009 relates to the write-off of a customer relationship intangible asset, employee retention costs, and additional write-downs to machinery and inventory balances due to revisions of the sales agreement during the second quarter.  The loss is reported in the Controls segment.

13)                              Impairment -

In  accordance with SFAS No. 142, goodwill is required to be tested for impairment annually and if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company considered the further declines in market value which occurred during the first quarter of 2009 to represent a triggering event and therefore was required to analyze the fair value, compared to carrying value, of its reporting units at March 31, 2009.    The Company determined that the implied fair value of goodwill in the valves reporting unit was less than its carrying value. A goodwill impairment charge of $50,841 was recorded in the three months ended March 31, 2009.  There were no additional triggering events in the three months ended June 30, 2009 that required an analysis of goodwill or long-lived assets.

The Company’s impairment analysis at December 31, 2008 resulted in goodwill impairment charges of $22,908 related to the motors, steering and electric drives reporting units.  In addition, an impairment analysis of long-lived assets at December 31, 2008 resulted in impairment charges of $35,300 to the motors asset group.

Refer to Note 6 in the Notes to the Consolidated Financial Statements in the Company’s 2008 annual report filed on Form 10-K for information on the methodology used for testing for goodwill impairment and estimating fair value.

14)                              Income Taxes -

The valuation allowance for deferred tax assets as of June 30, 2009 was approximately $65,000 in the U.S. and $13,000 in Denmark, which was established through a charge in the three-month period ended June 30, 2009.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment.  Based on the level of cumulative losses and projections for future taxable income (losses) over the periods for which the deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences and accordingly established the valuation allowance.

15)                              Segment and Geographic Information —

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

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended June 30, 2009 and 2008:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2009
Trade sales	$154,995	$63,154	$59,262	$—	$277,411

Segment income (loss)	1,617	(20,856)	(15,233)	(5,613)	(40,085)
Interest expense, net					(13,403)
Loss on early retirement of debt					(3,351)
Loss before income taxes					(56,839)

Depreciation and amortization	12,917	7,797	6,023	666	27,403
Capital expenditures	8,746	2,909	1,253	86	12,994

June 30, 2008
Trade sales	$293,179	$162,882	$155,477	$—	$611,538

Segment income (loss)	51,416	344	6,451	(11,970)	46,241
Interest expense, net					(6,522)
Income before income taxes					39,719

Depreciation and amortization	12,275	10,127	5,906	546	28,854
Capital expenditures	24,406	14,084	8,778	1,551	48,819

Six months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2009
Trade sales	$342,782	$145,839	$138,485		$627,106

Segment income (loss)	19,068	(35,811)	(79,644)	(11,609)	(107,996)
Interest expense, net					(19,123)
Loss on early retirement of debt					(10,705)
Loss before income taxes					(137,824)

Depreciation and amortization	25,344	15,224	11,975	1,272	53,815
Capital expenditures	14,740	11,386	3,214	449	29,789

June 30, 2008
Trade sales	$604,836	$323,368	$300,733		$1,228,937

Segment income (loss)	116,833	4,720	11,518	(28,997)	104,074
Interest expense, net					(13,009)
Income before income taxes					91,065

Depreciation and amortization	24,103	19,639	11,415	1,737	56,894
Capital expenditures	41,930	21,555	17,948	2,532	83,965

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended June 30,		Six months ended June 30,		June 30,
	2009	2008	2009	2008	2009	2008
United States	$102,322	$200,616	$247,987	$435,203	$174,374	$192,629
Germany	27,358	70,030	66,835	142,552	75,478	71,911
Italy	14,264	48,736	33,997	92,805	18,231	38,214
Denmark (3)	3,710	10,732	8,866	20,352	179,424	241,022
Other countries	129,757	281,424	269,421	538,025	206,422	248,099
Total	$277,411	$611,538	$627,106	$1,228,937	$653,929	$791,875

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

16)                              Subsequent Event —

In July 2009, the Company and Topcon Positioning Systems, Inc (Topcon), the noncontrolling interest owner, agreed to terminate the joint venture they have operated through April 2001 through TSD Integrated Controls, LLC (TSD).  The termination will be effective on September 1, 2009 but will be subject to a three-year wind-down period as contemplated in the 2001 Joint Venture Agreement.  During the wind-down period, the Company and Topcon will each receive distributions of certain assets of TSD and royalties on sales of TSD products.

The Company has evaluated subsequent events through July 29, 2009, the date the financial statements were issued, to ensure that this Form 10-Q includes appropriate disclosure of events recognized in the financial statements as of June 30, 2009, and events that occurred subsequent to June 30, 2009 but were not recognized in the financial statements.

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. The economies in the U.S., Europe, and Asia-Pacific are suffering from the global recession and credit crisis, continued weakness in the housing and residential construction markets, weakness in the commercial and public-sector construction markets, mounting job losses, and uncertainty surrounding the effects of government fiscal stimulus plans, interest rates, and crude oil prices. At this point, it appears that the worldwide economic recession will continue throughout 2009. A prolonged downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company’s cost-reduction and productivity improvement efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company’s majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company’s ability to access the capital markets or traditional credit sources to supplement or replace the Company’s borrowings from Danfoss A/S if the need should arise; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the current credit crisis; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary — Three months ended June 30, 2009

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the

Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company’s second quarter 2009 and 2008 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended June 30, 2008	Currency fluctuations	Underlying change	Three months ended June 30, 2009
Net sales	$611.5	$(23.4)	$(310.7)	$277.4
Gross profit	138.0	(1.6)	(105.6)	30.8
% of Sales	22.6%			11.1%

Selling, general and administrative	70.3	(5.3)	(13.7)	51.3
Research & development	21.0	(1.6)	(4.4)	15.0
Loss on sale of business and asset disposals	0.4	(0.1)	4.7	5.0
Total operating costs	91.7	(7.0)	(13.4)	71.3
Operating income (loss)	$46.3	$5.4	$(92.2)	$(40.5)
% of Sales	7.6%			-14.6%

Net sales for the second quarter 2009 decreased 51 percent compared to the second quarter 2008, excluding the effects of currency.  Net sales decreased in all regions and segments. Excluding the impact of currency, sales decreased 56 percent in Europe, 48 percent in the Americas and 39 percent in Asia-Pacific. Sales in the Controls segment were down 57 percent, sales in the Work Function segment decreased 56 percent, followed by a decrease of 45 percent in the Propel segment.

Operating income decreased primarily due to a 77 percent decrease in gross profit due to lower sales volumes, severance costs of $4.2 million, and restructuring charges of $0.7 million related to the closure of the Hillsboro location.  Other factors contributing to the decrease in operating income included a $4.1 million loss on sale of the alternating current (AC) motor business to the material handling market, restructuring costs included in operating costs of $0.4 million, and severance costs in operating costs of $3.9 million.  Offsetting the negative impact of these items were reductions in field recall costs of $4.5 million, a $1.7 million decrease in costs related to the implementation of a common business system, and a $1.9 million reduction in incentive plan costs.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(25)%	(23)%	(34)%	(29)%
Construction/Road Building	(65)	(50)	(74)	(66)
Specialty	(79)	(21)	(62)	(63)
Distribution	(53)	(37)	(46)	(47)

Agriculture/Turf Care

Sales into the agriculture/turf care market decreased in all regions during the second quarter of 2009.  The Americas began to experience the anticipated slowdown in the agricultural market as sales declined sharply during the second quarter, particularly in Brazil.  Agricultural sales in Europe continued to decline in the second quarter as a result of the economic crisis.  Turf care sales continue to suffer from the severely depressed housing market and reduced customer spending.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture / turf care market, and therefore does not significantly impact the total.

Construction/Road Building

All regions experienced decreased sales into the construction/road building markets during the second quarter of 2009 compared to the second quarter of 2008.  Reduced sales were driven by depressed economic conditions worldwide, reduced housing starts, and customers’ focus on reducing inventory levels.  Non-residential construction is slowing rapidly in the Americas, while state government budget problems are causing road building to drop to low levels.  The Asia-Pacific region experienced increased sales to customers in China, but this was more than offset by slow markets in Japan.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market decreased 63 percent compared to second quarter of 2008.  Sales in Europe were down as the material handling, forestry, mining, and marine markets followed the downward trend in the construction/road building market.  The Americas experienced a significant sales decrease in the material handling market in response to the decline in non-residential construction, as well as reduced capital expenditures by rental companies.  Specialty sales in the Asia-Pacific region were helped by increased sales in China related to the carrier business for railroad construction, however material handling sales were down in the region due to the weakened construction business.  Also negatively impacting sales in the specialty market was the divestiture of the electric drives business.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 15 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, and global services expenses. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle. The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended June 30, 2008	Currency fluctuation	Underlying change	Three months ended June 30, 2009
Net sales
Propel	$293.1	$(7.3)	$(130.9)	$154.9
Work Function	162.9	(8.2)	(91.5)	63.2
Controls	155.5	(7.9)	(88.3)	59.3

Segment income (loss)
Propel	$51.4	$1.8	$(51.6)	$1.6
Work Function	0.3	5.1	(26.3)	(20.9)
Controls	6.5	2.7	(24.4)	(15.2)
Global Services and other expenses, net	(12.0)	(4.1)	10.5	(5.6)

Propel Segment

The Propel segment experienced a 45 percent decrease in sales, excluding the effects of currency fluctuations, during the second quarter 2009 compared to 2008, due to weakened economic conditions globally.  The Propel segment experienced an 11 percentage point decrease in operating profit margin during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, mainly due to reduced sales volume resulting in less absorption of fixed production costs.    Contributing to the decrease in segment income was recognition of $4.5 million of severance costs during the second quarter of 2009, partially offset by a $3.9 million reduction in operating costs.

Work Function Segment

Sales in the Work Function segment decreased 56 percent during the second quarter of 2009 compared with the same period in 2008, excluding the effects of currency fluctuations, due to depressed economic conditions worldwide.  Reduced sales were the primary driver for the reduction in segment income, which decreased $26.3 million compared to the second quarter of 2008, excluding the effects of currency fluctuations.  Expedited freight costs were $3.3 million lower in 2009 and total operating expenses were reduced by $4.0 million.

Controls Segment

Net sales in the Controls segment decreased 57 percent during the second quarter of 2009 compared with the same period in 2008, excluding the effects of currency fluctuations.  Segment income decreased $24.4 million during the second quarter of 2009 mainly due to decreased sales.  In addition, costs of $4.1 million related to the sale of the alternating current (AC) product line, restructuring costs of $1.1 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives business, and severance costs of $0.6 million related to employee headcount reductions were recognized in 2009.  Excluding the restructuring and severance costs, operating expenses were reduced by $3.6 million.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $10.5 million excluding the impacts of currency.  A $2.2 million reduction of expense for the long term incentive plan and a $1.7 million reduction in costs associated with the implementation of a common business system contributed to the expense reduction.

Income Taxes

The Company recorded  $61.6 million of tax expense for the second quarter of 2009. The Company recognized tax expense on a pre-tax loss due to recording a $13.0 million and a $65.5 million valuation allowance on the net deferred tax assets in Denmark and the U.S., respectively. The Company’s effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Six months ended June 30, 2009

The following table summarizes the Company’s results from operations for the six months ended June 30, 2009 and 2008, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six months ended June 30, 2008	Currency fluctuations	Underlying change	Six months ended June 30, 2009
Net sales	$1,228.9	$(53.9)	$(547.9)	$627.1
Gross profit	285.7	(6.0)	(190.9)	88.8
% of Sales	23.2%			14.2%

Selling, general and administrative	138.3	(11.2)	(19.4)	107.7
Research & development	40.3	(3.2)	(5.3)	31.8
Impairment charge	—	—	50.8	50.8
Loss (gain) on sale of business and asset disposals	(0.8)	(0.4)	9.8	8.6
Total operating costs	177.8	(14.8)	35.9	198.9
Operating income (loss)	$107.9	$8.8	$(226.8)	$(110.1)

Net sales for the six months ended June 30, 2009 decreased 45 percent compared to the six months ended June 30, 2008, excluding the effects of currency.  Net sales decreased in all regions and all segments.  Excluding the impacts of currency, sales declined 49 percent in Europe, 42 percent in the Americas and 36 percent in Asia-Pacific.  Sales in the Work Function segment decreased by 49 percent, sales in the Controls segment were down 48 percent, followed by a reduction of 41 percent in the Propel segment.

Gross profit decreased 67 percent due to reduced sales volume, severance costs of $8.2 million, and restructuring charges of $1.5 million related to the closure of the Hillsboro location and the exit from the electric drives business.  Other factors contributing to the reduced operating income include the impairment charge of $50.8 million related to the valves reporting unit, costs of $5.6 million related to the loss on sale of the alternating current (AC) motor business associated with the material handling market, restructuring costs of $3.6 million in operating costs related to the closure of the Hillsboro location and the exit from the electric drives business, and severance costs of $9.2 million in operating costs. In 2008 the company recognized a gain on sale of the LaSalle facility of $1.4 million, with no similar gain recognized in 2009.  Offsetting the negative impact of these items were reductions related to incentive plan costs of $7.4 million, field recall costs of $7.0 million, and $3.9 million of costs related to the implementation of a common business system.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(22)%	(9)%	(24)%	(22)%
Construction/Road Building	(64)	(54)	(72)	(66)
Specialty	(74)	(11)	(53)	(55)
Distribution	(45)	(32)	(40)	(41)

Agriculture/Turf Care

Sales into the agriculture/turf care market decreased in all regions during the six months ended June 30, 2009 compared to the same period in 2008.  Sales into the agriculture market in the Americas remained strong during the first quarter, but declined sharply during the second quarter as commodity prices leveled off and customers focused on inventory reduction.  The European agriculture market continued to decline due to falling commodity prices and the worldwide economic crisis.  Turf care sales continue to suffer from the depressed housing market and reduced consumer spending.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, and therefore does not significantly impact the total.

Construction/Road Building

Construction/road building sales were down in all regions during the six months ended June 30, 2009 compared to the same period in 2008.  The sales decline was due to poor economic conditions worldwide, depressed housing and non-residential construction markets, and customers’ focus on reducing inventory levels.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market decreased 55 percent compared to 2008.  Material handling sales were down across all regions as sales followed the downward trend in the construction/road building markets.  Offsetting the reduced material handling sales in the Asia-Pacific region was an increase in specialty sales in China due to investments made by the Chinese government, as well as increased sales related to the carrier business for railroad construction.  The divestiture of the electric drives business also had a negative impact on sales in Europe and Asia Pacific.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 15 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, and global services expenses.

The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Six months ended June 30, 2008	Currency fluctuations	Underlying change	Six months ended June 30, 2009
Net sales
Propel	$604.8	$(15.5)	$(246.5)	$342.8
Work Function	323.4	(18.9)	(158.7)	145.8
Controls	300.7	(19.5)	(142.7)	138.5

Segment income (loss)
Propel	$116.8	$0.9	$(98.6)	$19.1
Work Function	4.7	5.8	(46.3)	(35.8)
Controls	11.5	5.7	(96.8)	(79.6)
Global Services and other expenses, net	(29.0)	0.1	17.3	(11.6)

Propel Segment

The Propel segment experienced a 41 percent decrease in sales, excluding the effects of currency fluctuations, during the six months ended June 30, 2009 compared to the same period in 2007, due to weakened economic conditions globally.  Segment income decreased 84 percent during the quarter. The Propel segment experienced a 9 percentage point decrease in operating profit margin during the six months ended June 30, 2009 compared to the same period in 2008, mainly due to reduced sales volume resulting in less absorption of fixed production costs.  Contributing to the decrease in segment income was recognition of $7.2 million of severance costs in 2009.  Operating expenses were reduced by $7.4 million, due to a focus on reducing costs, lower ongoing payroll costs and a reduction in annual incentive plan costs of $1.0.  In addition, in 2008 the Propel segment recognized a gain on sale of a building of $1.4 million.

Work Function Segment

Sales in the Work Function segment decreased 49 percent during the six months ended June 30, 2009 compared with the same period in 2008, excluding the effects of currency fluctuations, due to depressed economic conditions worldwide.  The reduction in segment income of $46.3 million, excluding the effects of currency fluctuations, was driven by reduced sales as well as severance costs of $1.2 million.  Offsetting the reduced sales volume was a reduction in expedited freight costs of $6.0 million, reduced depreciation of $2.2 million due to the impairment of long-lived assets at December 31, 2008, and a reduction in total operating expenses of $8.1 million.

Controls Segment

Net sales in the Controls segment decreased 47 percent during the six months ended June 30, 2009 compared with the same period in 2008, excluding the effects of currency fluctuations.  Segment income decreased $96.8 million during 2009 due to decreased sales levels, a goodwill impairment charge of $50.8 million related to the valves reporting unit, and expense of $2.2 million related to employee severance.  In addition, costs of $5.6 million related to the alternating current (AC) product line, which was sold in the second quarter, and restructuring costs of $5.0 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives were recognized in 2009. Excluding the restructuring and severance costs, operating expenses were reduced by $6.8 million.

Global Services and other expenses, net

Global services and other expenses decreased $17.3 million excluding the impacts of currency.  A $4.5 million reduction of expense for the long term incentive plan, and a $3.9 million reduction in costs associated with the implementation of a common business system contributed to the expense reduction.  In addition, the Company recognized a $2.3 million gain on foreign currency transactions in 2009 compared to a $3.9 million loss in 2008.

Income Taxes

The company recognized $53.1 million of tax expense for the first six months of 2009. Tax expense was negatively impacted by a non-deductible goodwill impairment of $50.8 million and the recording of  $13.0 million and $65.5 million of valuation allowances on the net deferred tax assets in Denmark and the U.S., respectively.  The Company’s effective tax rate can also vary significantly from period to period due to the mix of earnings between countries.

Order Backlog

The following table shows the Company’s order backlog at June 30, 2009 and 2008 and orders written in the six-month periods ended June 30, 2009 and 2008, separately identifying the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	2008	Currency fluctuation	Underlying change	2009
Backlog at June 30	$1,060.4	$(22.6)	$(630.0)	$407.8
Orders written	1,316.7	(24.2)	(995.7)	296.8

Total order backlog at June 30, 2009 was $407.8 million, compared to $1,060.4 million at June 30, 2008.  On a comparative basis, excluding the effect of currency fluctuations, order backlog decreased 59 percent.  New sales orders written during the six months ended June 30, 2009 were $296.8 million, a decrease of 76 percent over 2008, excluding the impact of currency fluctuations.  The decrease in backlog and order entry is due to the global recession.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related income of $2.3 million was recognized during the six months ended June 30, 2009, compared to expense of $3.9 million for the same period in 2008.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar remained consistent compared to other currencies between December 31, 2008 and June 30, 2009.

The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. At June 30, 2009 the Company had contracts with a notional amount of $3.3 million that are no longer deemed highly effective and no longer qualify for hedge accounting.  The fair value of forward contracts outstanding at June 30, 2009 was a net liability of $2.7 million.

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

The Company determined, following the close of its 2008 fiscal year, that it would likely be unable to continue to meet the leverage ratio covenants in its various credit agreements as of the end of the first quarter of 2009. To avoid a default under the credit agreements, the Company entered into a Credit Agreement with Danfoss A/S on March 12, 2009, pursuant to which the Company has the ability to borrow up to $490 million (the Danfoss Credit Agreement). The Danfoss Credit Agreement has no financial covenants and matures on September 30, 2010.  Danfoss A/S is the Company’s majority stockholder. During the six months ended June 30, 2009, the Company repaid certain borrowings prior to default and recognized a loss on early retirement of debt of $10.7 million.  As a result of the Danfoss Credit Agreement, the Company expects to have sufficient sources of liquidity to meet its future funding needs.  The Company continues, nevertheless, to assess cost reduction and capital-raising opportunities to augment the liquidity provided by the Danfoss Credit Agreement.

Cash Flow from Operations

Cash flow from operations was $52.5 million during the six months ended June 30, 2009 compared to $114.5 million for the six months ended June 30, 2008.

Changes in operating assets and liabilities generated $82.5 million cash during the six months ended June 30, 2009 compared to $16.2 million of cash generated during the six months ended June 30, 2008 due to an increased emphasis on reducing inventory, as well as decreased accounts receivable due to lower sales volumes.  Offsetting the increase in cash generated were higher reductions of accounts payable and accrued liabilities in 2009 compared to 2008.

Cash Used in Investing Activities

Capital expenditures in the first six months of 2009 were $29.8 million compared to $84.0 million in the first six months of 2008.  The decrease in 2009 is related to lower capacity needs as sales are reduced due to the global economic downturn and management’s increased focus on conserving cash.

Cash Used in Financing Activities

The Company paid fourth quarter dividends of $8.7 million in the first quarter of 2009.  In 2008 the Company paid dividends of $17.4 million during the first six months. Net borrowings provided approximately $26.5 million of cash in the first six months of 2009 compared to a net repayment of $0.1 million in the first six months of 2008. During the first six months of 2009 the Company paid $8.6 million in debt origination fees related to the Danfoss Credit Agreement, and $10.1 million in debt extinguishment and interest rate swap settlement costs.  In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

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

The FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in June 2008.  FSP EITF 03-6-1 provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share.   FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted FSP EITF No. 03-6-1 in first quarter 2009 with no impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted SFAS No. 165 in the second quarter of 2009 with appropriate disclosures added in the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards recognized by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on the Company’s consolidated financial position or results of operations

Outlook

The worldwide recession is expected to continue to affect all regions and markets that the Company operates in and serves throughout 2009 and into 2010.  Sales are expected to continue at a level approximately 45 to 50 percent lower than in 2008.  Management continues to focus on cost reduction, conserving cash and sizing the business for the reduced sales levels that are forecasted for the remainder of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that materially affected , or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 11, 2009 at which the stockholders elected ten directors and ratified the appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2009. Results of the voting in connection with each issue were as follows:

	For	Withheld	Total
Voting on Directors:
Niels B. Christiansen	41,665,938	3,262,373	44,928,311
Jørgen M. Clausen	41,649,312	3,278,999	44,928,311
Kim Fausing	41,633,722	3,294,589	44,928,311
William E. Hoover, Jr.	41,666,483	3,261,828	44,928,311
Johannes F. Kirchhoff	42,033,458	2,894,853	44,928,311
F. Joseph Loughrey	42,220,168	2,708,143	44,928,311
Frederik Lotz	41,690,571	3,237,740	44,928,311
Sven Murmann	41,618,020	3,310,291	44,928,311
Sven Ruder	41,738,622	3,189,689	44,928,311
Steven H. Wood	41,768,135	3,160,176	44,928,311

Ratification of Independent Registered Public Accounting Firm:
For			44,475,455
Against			422,411
Abstain			30,445
Total			44,928,311

Item 6. Exhibits.

Exhibit No.	Description of Document
10.1	The First Amendment to the Office Lease for the Company’s Chicago, Illinois office dated April 12, 2009 is attached hereto.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: July 31, 2009