Form 10-Q
period 2009-09-30
SAUER DANFOSS INC
filed 2009-11-09
CIK 865754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14097

SAUER-DANFOSS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2800 East 13th Street, Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (515) 239-6000

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

As of November 9, 2009, 48,387,205 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$253,074	$490,188	$880,180	$1,719,125
Cost of sales	238,120	378,322	776,405	1,321,528
Gross profit	14,954	111,866	103,775	397,597

Selling, general and administrative	47,287	64,571	155,017	202,827
Research and development	14,098	21,841	45,868	62,183
Impairment charge	—	—	50,841	—
Loss (gain) on sale of business and asset disposals	3,144	123	11,729	(685)
Total operating expenses	64,529	86,535	263,455	264,325
Operating income (loss)	(49,575)	25,331	(159,680)	133,272

Nonoperating income (expense):
Interest expense, net	(13,882)	(6,301)	(33,005)	(19,310)
Loss on early retirement of debt	—	—	(10,705)	—
Other, net	(427)	140	1,684	(3,729)
Nonoperating expenses, net	(14,309)	(6,161)	(42,026)	(23,039)
Income (loss) before income taxes	(63,884)	19,170	(201,706)	110,233
Income tax expense	(6,023)	(6,766)	(59,169)	(32,855)
Net income (loss)	(69,907)	12,404	(260,875)	77,378
Net income attributable to noncontrolling interest, net of tax	(894)	(1,503)	(10,157)	(15,910)
Net income (loss) attributable to Sauer-Danfoss Inc.	$(70,801)	$10,901	$(271,032)	$61,468
Net income (loss) per common share, basic	$(1.46)	$0.23	$(5.61)	$1.27
Net income (loss) per common share, diluted	$(1.46)	$0.22	$(5.61)	$1.27
Weighted average basic shares outstanding	48,351,205	48,235,814	48,333,700	48,222,605
Weighted average diluted shares outstanding	48,351,205	48,570,662	48,333,700	48,546,791

Dividends declared per common share	$—	$0.18	$—	$0.54

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$43,526	$23,145
Accounts receivable, less allowances of $6,358 and $5,210 at September 30, 2009 and December 31, 2008, respectively	162,657	239,881
Inventories	202,691	325,496
Other current assets	76,928	51,946
Total current assets	485,802	640,468

Property, Plant and Equipment, net	551,732	598,435

Other Assets:
Goodwill	36,135	86,146
Other intangible assets, net	20,001	23,971
Deferred income taxes	54,183	106,984
Other	11,984	11,672
Total other assets	122,303	228,773
Total Assets	$1,159,837	$1,467,676

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$47,679	$65,512
Long-term debt due within one year	155,770	58,005
Accounts payable	88,510	149,512
Accrued salaries and wages	60,668	79,322
Accrued warranty	23,488	25,491
Other accrued liabilities	27,650	42,075
Total current liabilities	403,765	419,917

Long-Term Debt	339,620	367,922

Other Liabilities:
Long-term pension liability	86,240	90,966
Postretirement benefits other than pensions	37,971	37,971
Deferred income taxes	44,238	44,243
Other	13,983	28,756
Total other liabilities	182,432	201,936

Total liabilities	925,817	989,775

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 75,000,000 in 2009 and 2008; issued and outstanding 48,387,205 in 2009 and 48,271,806 in 2008	484	483
Additional paid-in capital	334,836	334,847
Retained earnings (accumulated deficit)	(224,111)	46,921
Accumulated other comprehensive income	50,629	27,995
Total Sauer-Danfoss Inc. stockholders’ equity	161,838	410,246
Noncontrolling interest	72,182	67,655
Total stockholders’ equity	234,020	477,901

Total Liabilities and Stockholders’ Equity	$1,159,837	$1,467,676

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2008	48,271,806	$483	$334,847	$46,921	$27,995	$67,655	$477,901

Period Ended September 30, 2009
(Unaudited)
Comprehensive income (loss):
Net income (loss)	—	—	—	(271,032)	—	10,157
Pension adjustments	—	—	—	—	941	—
Unrealized losses on hedging activities	—	—	—	—	3,759	—
Noncontrolling interest distribution	—	—	—	—	—	(6,553)
Currency translation	—	—	—	—	17,934	923
Total comprehensive loss							(243,871)
Performance units vested	101,899	1	(1)	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(226)	—	—	—	(226)
Restricted stock compensation	—	—	216	—	—	—	216
Ending Balance	48,387,205	$484	$334,836	$(224,111)	$50,629	$72,182	$234,020

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income (loss) attributable to Sauer-Danfoss Inc.	$(271,032)	$61,468
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	80,974	86,313
Noncontrolling interest	10,157	15,910
Restricted stock and performance unit compensation	216	3,189
Impairment charge	50,841	—
Loss (gain) on sale of businesses and asset disposals	11,729	(685)
Loss on early retirement of debt	10,705	—
Changes in operating assets and liabilities
Accounts receivable, net	86,067	16,322
Inventories	128,693	(9,919)
Accounts payable	(67,467)	(26,083)
Accrued liabilities	(26,088)	30,627
Discretionary pension contributions	—	(23,565)
Change in deferred income taxes	55,014	(3,179)
Other	5,823	(9,232)
Net cash provided by operating activities	75,632	141,166

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,962)	(129,549)
Proceeds from sales of property, plant and equipment	1,281	5,640
Advances to noncontrolling interest	(15,500)	—
Net cash used in investing activities	(51,181)	(123,909)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(22,582)	(3,645)
Net borrowings (repayments) on revolving credit facilities	(74,872)	37,962
Repayments of long-term debt	(180,514)	(21,842)
Borrowings of long-term debt	314,624	4,203
Payments for debt financing costs	(8,575)	—
Payments of prepayment penalties	(8,064)	—
Settlement of interest rate swaps	(2,000)	—
Cash dividends	(8,689)	(26,039)
Distribution to noncontrolling interest	(6,580)	(7,161)
Net cash provided by (used in) financing activities	2,748	(16,522)

Effect of Exchange Rate Changes on Cash	(6,818)	327

Cash and Cash Equivalents:
Net increase during the period	20,381	1,062
Beginning balance	23,145	26,789
Ending balance	$43,526	$27,851

Supplemental Cash Flow Disclosures:
Interest paid	$29,717	$18,000
Income taxes paid	$8,976	$24,847

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

Correction of Immaterial Error —

In assessing the realizability of net deferred tax assets at June 30, 2009 it was determined that it was not more likely than not that deferred tax assets in Denmark and the U.S. would be realizable due to continued losses and deteriorating forecasts.  Therefore, a valuation allowance was established to cover the net deferred tax assets less a tax planning strategy in the U.S.  The amount of the charge included in income tax expense for the quarter ended June 30, 2009 was $78,500.  Subsequent to the release of the second quarter results, an additional deferred tax asset relating to Denmark and the U.S. of $8,500 was discovered by the Company for which a valuation reserve should have been established in the second quarter. The Company made this correction in the third quarter as the error is an in-period 2009 error and was determined to be immaterial overall to the second and third quarter results.

Use of Estimates —

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, incentive accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, valuation allowances on deferred tax assets, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the continued recessionary economic conditions, restricted credit markets, foreign currency, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

New Accounting Principles —

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards recognized by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The Codification does not change or alter existing GAAP and there was no impact on the Company’s consolidated financial position or results of operations when it was adopted in the third quarter of 2009.

FASB ASC 805 establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. The guidance within FASB ASC 805 was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance as of January 1, 2009 with no impact on the consolidated financial statements.

The FASB issued new guidance contained within ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” in December 2007.  The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The Company adopted this guidance in the first quarter of 2009.  Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no impact on the previously reported financial position or results of operations.

In March 2008, the FASB issued guidance contained within ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  The guidance amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted this guidance in the first quarter of 2009 and has included the expanded disclosures in Note 3.

The FASB issued new guidance contained within ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in June 2008.  The guidance provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share.   The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this guidance in first quarter 2009 with no impact on the consolidated financial statements.

In May 2009, the FASB issued guidance contained within ASC 855-10, “Subsequent Events.”  This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this guidance in the second quarter of 2009 with appropriate disclosures added in Note 17.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine month periods ended September 30, 2009 and 2008:

	September 30, 2009			September 30, 2008
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income (loss)	$(70,801)	48,351,205	$(1.46)	$10,901	48,235,814	$0.23
Effect of dilutive securities:
Restricted stock	—	—	—	—	15,170	—
Performance units	—	—	—	—	319,678	(0.01)
Diluted net income (loss)	$(70,801)	48,351,205	$(1.46)	$10,901	48,570,662	$0.22

Nine Months
Basic net income (loss)	$(271,032)	48,333,700	$(5.61)	$61,468	48,222,605	$1.27
Effect of dilutive securities:
Restricted stock	—	—	—	—	20,536	—
Performance units	—	—	—	—	303,650	—
Diluted net income (loss)	$(271,032)	48,333,700	$(5.61)	$61,468	48,546,791	$1.27

3)            Fair Value and Derivative Financial Instruments—

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These include the Company’s derivative instruments, related to both foreign currency exchange and interest rates, which are recognized at fair value.  All derivative instruments are designated as and qualify for hedge accounting treatment, other than those contracts that no longer qualify as highly effective.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

The following table shows the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	September 30, 2009	December 31, 2008
Assets:
Foreign currency exchange contracts	Other current assets	$1,015	$1,560
Foreign currency exchange contracts	Other assets	4	547
		$1,019	$2,107
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$1,371	$5,434
Interest rate swap contracts	Other liabilities	22	1,897
		$1,393	$7,331

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

The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	September 30, 2009	December 31, 2008
U.S. dollar	34,100	60,550
Euro	6,600	22,000

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

	September 30, 2009	December 31, 2008

Foreign currency exchange contracts	$388	$2,962
Interest rate swap contracts	—	1,187
	$388	$4,149

At September 30, 2009 the Company expects to reclassify $388 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Statement of Operations Classification
Three months ended
Net Sales	$(1,854)	$3,005
Other, net	640	(569)
Interest expense, net	—	(89)
	$(1,214)	$2,347
Nine months ended
Net Sales	$(3,907)	$6,480
Other, net	850	379
Interest expense, net	(151)	(202)
	$(3,208)	$6,657

The Company formally assesses at a hedge’s inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective.  When it is determined that a derivative has ceased to be highly effective as a hedge the Company discontinues hedge accounting prospectively.  When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income or expense, net.  As of September 30, 2009, the Company has derivative contracts with notional amounts of $3,300 that no longer qualify for hedge accounting as the sales are not expected to occur in the month originally specified.  For the three and nine months ended September 30, 2009, $126 and $316, respectively, of income was recognized in other, net related to changes in the fair value of derivative contracts that were no longer deemed highly effective.  These amounts are included in the $640 and $850 in the table above, for the three and nine month periods ended September 30, 2009, respectively.  The sales related to the derivative contracts no longer deemed highly effective have occurred or are expected to occur within two months following the originally specified period and therefore $179 of losses remain classified in accumulated other comprehensive income until the forecasted sales occur.  All derivative contracts qualified for hedge accounting in 2008.

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of operations. There was no significant hedge ineffectiveness in the three or nine months ended September 30, 2009, or 2008, other than the hedges that are no longer highly effective as discussed above.

4)            Inventories —

The composition of inventories is as follows:

	September 30, 2009	December 31, 2008
Raw materials	$107,736	$154,762
Work in progress	45,397	64,329
Finished goods and parts	70,572	130,566
LIFO allowance	(21,014)	(24,161)
Total	$202,691	$325,496

5)            Assets Held for Sale —

In July 2009, the Company exercised the buy-out option in the capital lease for the building in Odense, Denmark.  This location was previously used for the design and manufacture of electric drives until the business was exited in the second quarter of 2009 as discussed in Notes 11 and 12.  The Company intends to sell the building, which has a carrying value of approximately $11,000.  The building is classified in other current assets in the Controls segment.

The Company closed a manufacturing facility in LaSalle, Illinois in 2007 and determined the land and building would be sold.  In February 2008, the land and building were sold for approximately $3,300.  The gain on sale of approximately $1,400 is reported in the Propel segment in 2008.

6)            Related Party Receivable —

The Company has made advances to Agri-Fab, Inc., the noncontrolling interest owner in Hydro-Gear Limited Partnership.  The $15,500 outstanding balance at September 30, 2009 is classified as short-term as it is expected to be collected in the next twelve months.  There was no balance outstanding at December 31, 2008.

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

The following table presents the changes in the Company’s accrued warranty liability:

	Nine Months Ended September 30,
	2009	2008
Balance, beginning of period	$25,491	$19,401
Payments	(12,787)	(14,831)
Accruals for warranties	10,280	17,247
Currency impact	504	267
Balance, end of period	$23,488	$22,084

8)            Long-Term Debt —

Long-term debt outstanding at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009		December 31, 2008
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Danfoss A/S Multicurrency Term Loan and Revolving Credit Facilities	$154,700	$284,624	$—	$—
Danfoss A/S Loan	—	50,000	—	50,000
Multicurrency Revolving and Term Loan Facility	—	—	56,461	201,115
Multicurrency Term Loan Facility	—	—	—	83,934
U.S. 2000 Senior Notes	—	—	—	24,000
Other Borrowings	1,070	4,996	1,544	8,873
Total	$155,770	$339,620	$58,005	$367,922

Related Party Loans

In March 2009, the Company entered into a Multicurrency Term Loan and Revolving Credit Facilities agreement with Danfoss A/S, the Company’s majority stockholder (the Danfoss Agreement).  As described below under the Refinancing heading, the Danfoss Agreement was terminated on November 9, 2009 and replaced by a new Credit Agreement with Danfoss A/S (the New Credit Agreement).  Under the Danfoss Agreement the Company was able to borrow up to $490,000.  Borrowings under the Danfoss Agreement bore interest at LIBOR, CIBOR or EURIBOR, plus a margin of 8.0%.  The balance of the revolving credit facilities at September 30, 2009 was $124,702, and the loans had a weighted average interest rate of 8.4%.  The Danfoss Agreement also included term loans of 92,000 euro (approximately $135,000) and $180,000, which accrued interest at an annual rate of 9.8% and 9.4%, respectively.  The Danfoss Agreement was scheduled to mature on September 30, 2010.  Debt issuance costs of approximately $8,600 were capitalized and amortized to interest expense over the term of the agreement.  The Company was also required to pay a commitment fee of 4.0% on the unused portion of the agreement.  Proceeds from these borrowings were used to pay off the Multicurrency Revolving and Term Loan Facilities and the U.S. 2000 Senior Notes.

In December 2008, the Company borrowed $50,000 from Danfoss A/S (the Danfoss A/S Loan).  The unsecured term loan had a maturity date of December 9, 2011 and bore interest at an annual rate of 4.02%.  The Company paid a facility fee of 10 basis points. The Danfoss A/S Loan was terminated on November 9, 2009 with its balance rolled into the New Credit Agreement, as described below under the Refinancing heading.

At September 30, 2009 there were approximately $5,800 of unamortized debt issuance costs related to both the Danfoss Agreement and the Danfoss A/S Loan which will be expensed in the fourth quarter as a result of the New Credit Agreement.

Multicurrency Facilities

In December 2005, the Company entered into a Multicurrency Revolving Facility Agreement which was modified in July 2006 (the Agreement).  Outstanding borrowings under the Agreement were repaid during March 2009.  The Company wrote off $600 of unamortized debt issuance costs related to the loans.

In December 2005, the Company borrowed $75,000 under a term loan facility. The Company borrowed $30,000 in U.S. dollars at a fixed interest rate of 5.74% and 38,450 euro (approximately $52,200) at a fixed interest rate of 4.05% over the ten-year term of the loan.  The U.S. dollar portion of the loan was repaid in March 2009 along with a prepayment penalty of approximately $4,400.  The euro portion of the loan was repaid in April 2009 along with a prepayment penalty of approximately $3,300.

U.S Borrowings

In October 2000, the Company issued $35,000 of 8.07% Senior Notes with scheduled annual payments starting on September 30, 2008, through September 30, 2010 (2000 Senior Notes).  The Notes were repaid during March 2009.  The Company paid a prepayment penalty of approximately $400.  In addition, the Company wrote off $50 of unamortized debt issuance costs related to the loans.

Loss on Early Retirement of Debt

A loss on early retirement of debt $10,705 was recognized during the nine months ended September 30, 2009.  The loss consisted of $8,064 of prepayment penalties, $2,000 to settle outstanding interest rate swap agreements related to the debt repaid, and $641 to write-off unamortized deferred financing costs.  None of these costs were incurred during the third quarter.

Refinancing

On November 9, 2009 the Company entered into a new Credit Agreement (New Credit Agreement) with Danfoss A/S which allows for borrowings up to $690,000.  The New Credit Agreement replaces both the Danfoss Agreement and the Danfoss A/S Loan outstanding at September 30, 2009.  See Note 17 for terms of the New Credit Agreement.

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

Compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company’s stock at the date of grant, with an offsetting increase in additional paid-in capital for the units accounted for under the equity method.   No expense was recognized on performance units in the three or nine months ended September 30, 2009, respectively.  The Company recognized $639 of income and $3,944 of expense in the three and nine month periods ended September 30, 2008 related to outstanding performance units granted under the 2006 Incentive Plan. The Company recognized $235 of tax expense and $1,451 of tax benefit on these amounts during the three and nine month periods ended September 30, 2008, respectively. The Company does not expect to recognize any additional expense on the outstanding performance units as the minimum performance measurements are not expected to be met.  No performance units were granted in 2009.

The following charts summarize performance unit activity under the plans for the nine months ended September 30, 2009:

	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Equity Units
Units Outstanding at January 1	705,609	$24.34	3.0
Units settled	(249,322)	25.04	3.0
Units forfeited	(77,452)	24.24	3.0
Units Outstanding at September 30	378,835	$23.90	3.0

Number
Cash Units
Units Outstanding at January 1	117,304
Units settled	(83,164)
Units forfeited	(34,140)
Units Outstanding at September 30	—

10)          Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2009 and 2008 for the defined benefit plans consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$922	$993	$3,032	$3,359
Interest cost	3,184	2,826	9,810	9,797
Expected return on plan assets	(2,633)	(2,507)	(8,154)	(8,830)
Amortization of prior service cost	55	(86)	(85)	(257)
Amortization of net loss	695	422	2,188	1,501
Net periodic pension expense	$2,223	$1,648	$6,791	$5,570

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$56	$113	$169	$321
Interest cost	612	634	1,839	1,808
Net deferral and amortization	271	277	813	787
Postretirement benefit expense	$939	$1,024	$2,821	$2,916

11)          Restructuring —

In September 2009, the Company decided to close the Lawrence, Kansas plant and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations. The Company incurred restructuring costs for this project of $1,279 in the three and nine months ended September 30, 2009.  These costs are included in the Work Function segment. The restructuring is expected to be completed in the second quarter of 2010.

In December 2008, the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In 2009 the Company decided to exit the electric drives activities related to electric motors and generators.  The Company incurred restructuring costs for these two projects of $958 and $5,978 in the three and nine months ended September 30, 2009, respectively.  These costs are included in the Controls segment. The restructuring is expected to be completed in 2009.

No restructuring costs were incurred during the three or nine months ended September 30, 2008.

The restructuring costs incurred during the three and nine months ended September 30, 2009 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Impairment Charges and Loss on Disposal of Fixed Assets	Total
Charges for the three months ended September 30, 2009	$1,279	$1,024	$(66)	$2,237
Charges for the nine months ended September 30, 2009	2,736	2,476	2,045	7,257

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the nine months ended September 30, 2009.

	Employee Termination Costs	Building and Lease Cancellation Costs	Accelerated Depreciation and Loss on Fixed Asset Disposal	Equipment Moving Costs	Other	Total
Balance as of December 31, 2008	$625	$—	$—	$—	$—	$625
Charges to expense	1,306	—	2,143	242	279	3,970
Payments made	(817)	—	(2,143)	(242)	(279)	(3,481)
Balance as of March 31, 2009	$1,114	$—	$—	$—	$—	$1,114
Charges to expense	123	32	(32)	447	480	1,050
Payments made	(107)	(32)	32	(447)	(480)	(1,034)
Balance as of June 30, 2009	$1,130	$—	$—	$—	$—	$1,130
Charges to expense	824	557	461	34	313	2,189
Payments made	(925)	(345)	(461)	(34)	(313)	(2,078)
Balance as of September 30, 2009 (1)	$1,029	$212	$—	$—	$—	$1,241

Cumulative charges incurred as of September 30, 2009	$2,878	$589	$2,954	$723	$1,072	$8,216
Total charges expected to be incurred	$3,000	$1,250	$5,250	$3,200	$3,200	$15,900

(1)   The remaining $1,029 of accrued employee termination costs will be paid through second quarter 2010.  The $212 of accrued lease costs relate to future lease payments that will be paid through December 2010.

The employee termination costs in the table above relate to the three restructuring projects.  The table excludes approximately $7,300 and $25,200 of employee termination costs in the three and nine months ended September 30, 2009, respectively related to the headcount reductions in other locations that were the result of reduced sales volumes related to the worldwide economic downturn.

12)          Sale of Businesses —

The Company signed an agreement in September 2009 to sell the assets of its steering column business which is located in Kolding, Denmark.  The machinery and inventory covered by the agreement were written down in third quarter to the level of proceeds expected from the sale which approximates fair value.  In addition, severance costs were recognized for employees at the Kolding location as the buyer intends to move production operations to a different location.  Expenses of $1,850 were recognized in the three and nine months ended September 30, 2009 related to these items and is reported in the Work Function segment.  The sale is expected to be completed during the fourth quarter of 2009.

In December 2008, the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market.  The closing of this transaction occurred in the second quarter of 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed.  In 2008 the machinery and inventory were written down to the level of proceeds expected to be received upon the transfer of the assets.  Additional expenses of $66 and $5,635 were recognized during the three and nine months ended September 30, 2009, respectively.  The expense in 2009 relates to the write-off of a customer relationship intangible asset, employee retention costs, and additional write-downs to machinery and inventory balances due to revisions of the sales agreement during the second quarter.  The loss is reported in the Controls segment.

13)          Joint Venture Termination —

In July 2009, the Company and Topcon Positioning Systems, Inc. (Topcon), the noncontrolling interest owner, agreed to terminate the joint venture they have operated since April 2001 through TSD Integrated Controls, LLC (TSD).  The termination was effective on September 1, 2009 but is subject to a three-year wind-down period as contemplated in the 2001 Joint Venture Agreement.  During the wind-down period, the Company and Topcon will each receive distributions of certain assets of TSD and royalties on sales of TSD products.  The effects of this wind-down will not have a material impact on the Company’s operations.

14)          Impairment -

Goodwill is required to be tested for impairment annually and if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company considered the further declines in market value which occurred during the first quarter of 2009 to represent a triggering event and therefore was required to analyze the fair value, compared to carrying value, of its reporting units at March 31, 2009.  The Company determined that the implied fair value of goodwill in the valves reporting unit was less than its carrying value. A goodwill impairment charge of $50,841 was recorded in the three months ended March 31, 2009.  There were no additional triggering events in the three months ended September 30, 2009 that required an updated analysis of goodwill or long-lived assets.

The Company’s impairment analysis at December 31, 2008 resulted in goodwill impairment charges of $22,908 related to the motors, steering and electric drives reporting units.  In addition, an impairment analysis of long-lived assets at December 31, 2008 resulted in impairment charges of $35,300 to the motors asset group.

Refer to Note 6 in the Notes to the Consolidated Financial Statements in the Company’s 2008 annual report filed on Form 10-K for information on the methodology used for testing for goodwill impairment and estimating fair value.  Refer to the Critical Accounting Estimates section of Management’s Discussion and Analysis starting on page 26 of this document for information on the methodology for testing for long-lived asset impairment.

15)          Income Taxes -

The Company recognized valuation allowances on deferred tax assets of approximately $28,500 and $109,200 for the three and nine months ended September 30, 2009, respectively. The valuation allowances relate to net operating losses generated in 2009, as well as $8,500 and $58,600 of deferred tax assets on the balance sheet as of June 30, 2009 and December 31, 2008, respectively.  As discussed in Note 1, a valuation allowance should have been applied against $8,500 of deferred tax assets in the second quarter of 2009.

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

16)          Segment and Geographic Information —

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

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended September 30, 2009 and 2008:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2009
Trade sales	$129,468	$61,275	$62,331	$—	$253,074

Segment loss	(8,723)	(23,586)	(11,441)	(6,252)	(50,002)
Interest expense, net					(13,882)
Loss before income taxes					(63,884)

Depreciation and amortization	13,906	6,829	5,703	720	27,158
Capital expenditures	1,171	2,317	3,535	149	7,172

September 30, 2008
Trade sales	$228,809	$137,039	$124,340	$—	$490,188

Segment income (loss)	31,803	1,574	4,319	(12,225)	25,471
Interest expense, net					(6,301)
Income before income taxes					19,170

Depreciation and amortization	11,974	10,289	6,515	641	29,419
Capital expenditures	25,464	12,030	6,114	1,975	45,583

Nine months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2009
Trade sales	$472,249	$207,115	$200,816	—	$880,180

Segment income (loss)	10,345	(59,397)	(91,085)	(17,859)	(157,996)
Interest expense, net					(33,005)
Loss on early retirement of debt					(10,705)
Loss before income taxes					(201,706)

Depreciation and amortization	39,250	22,054	17,678	1,992	80,974
Capital expenditures	15,911	13,703	6,750	598	36,962

September 30, 2008
Trade sales	$833,645	$460,407	$425,073	—	$1,719,125

Segment income (loss)	148,610	6,282	15,827	(41,176)	129,543
Interest expense, net					(19,310)
Income before income taxes					110,233

Depreciation and amortization	36,078	29,930	17,930	2,375	86,313
Capital expenditures	67,394	33,585	24,062	4,508	129,549

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2009	2008	2009	2008	2009	2008
United States	$85,213	$162,019	$333,200	$597,221	$145,950	$196,916
Germany	24,526	50,403	91,361	192,955	75,155	70,934
Italy	13,018	30,991	47,015	123,796	18,015	36,455
Denmark (3)	3,731	9,304	12,598	29,656	157,963	231,718
Other countries	126,586	237,471	396,006	775,497	222,769	236,065
Total	$253,074	$490,188	$880,180	$1,719,125	$619,852	$772,088

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

17)          Subsequent Event —

On November 9, 2009, the Company entered into a new Credit Agreement (New Credit Agreement) with Danfoss A/S.  Pursuant to the New Credit Agreement, the $490,000 Danfoss Agreement and the $50,000 Danfoss A/S Loan (both discussed in Note 8) were terminated and replaced by a new unsecured revolving credit facility that will permit the Company to borrow up to $690,000 from Danfoss A/S.  The Company’s borrowings under the New Credit Agreement will be due and payable in full on April 29, 2011.  The New Credit Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.  The principal amount outstanding under the New Credit Agreement will bear interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the New Credit Agreement, plus 10.0%.  The Company is required to pay a closing fee of $2,000 to Danfoss A/S within four business days after closing of the New Credit Agreement.  The New Credit Agreement also requires the Company to pay a quarterly fee equal to 4.0% of the average daily unused portion of the $690,000 credit facility.  The New Credit Agreement contains customary representations and warranties regarding the Company and its business and operations.  It also sets forth a number of events of default for, among other things, failure to pay principal or interest, breaches of representations, warranties and covenants and various events relating to the bankruptcy or insolvency of the Company or its subsidiaries.

The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued, to ensure that this Form 10-Q includes appropriate disclosure of events recognized in the financial statements as of September 30, 2009, and events that occurred subsequent to September 30, 2009 but were not recognized in the financial statements.

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. The economies in the U.S., Europe, and Asia-Pacific continue to suffer from the global recession and credit crisis, continued weakness in the housing and residential construction markets, weakness in the commercial and public-sector construction markets, mounting job losses, and uncertainty surrounding the effects of government fiscal stimulus plans, interest rates, and crude oil prices. Although the U.S. economy is showing signs of improvement, it appears that the worldwide economic recession will continue throughout 2009 and into 2010. A prolonged downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company’s cost-reduction and productivity improvement efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company’s majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company’s ability to access the capital markets or traditional credit sources to supplement or replace the Company’s borrowings from Danfoss A/S if the need should arise; the Company’s ability over time to reduce the relative level of debt compared to equity on its balance sheet;claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the current credit crisis; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary — Three months ended September 30, 2009

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.

The following table summarizes the Company’s third quarter 2009 and 2008 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended September 30, 2008	Currency fluctuations	Underlying change	Three months ended September 30, 2009
Net sales	$490.2	$(6.8)	$(230.3)	$253.1
Gross profit	111.9	(0.1)	(96.8)	15.0
% of Sales	22.8%			5.9%

Selling, general and administrative	64.6	(1.6)	(15.7)	47.3
Research & development	21.8	(0.4)	(7.3)	14.1
Loss on sale of business and asset disposals	0.1	—	3.0	3.1
Total operating costs	86.5	(2.0)	(20.0)	64.5
Operating income (loss)	$25.4	$1.9	$(76.8)	$(49.5)
% of Sales	5.2%			-19.6%

Net sales for the third quarter 2009 decreased 47 percent compared to the third quarter 2008, excluding the effects of currency.  Net sales decreased in all regions and segments. Excluding the impact of currency, sales decreased 52 percent in Europe, 48 percent in the Americas and 23 percent in Asia-Pacific. Sales in the Work Function segment were down 53 percent, sales in the Controls segment decreased 47 percent, followed by a decrease of 43 percent in the Propel segment.

Gross profit decreased primarily due to an 87 percent decrease in gross profit due to lower sales volumes, inventory valuation allowances of $9.4 million, severance costs of $3.7 million, restructuring charges of $1.3 million related to the closure of the Lawrence location, increased field recall charges of $5.1 million, and accelerated depreciation of $1.1 million.  Other factors contributing to the decrease in operating income included severance costs in operating costs of $3.6 million, $1.2 million of expense due an increase in the allowance for uncollectible accounts receivable, a $1.9 million loss on sale of the steering column business in Kolding, Denmark, $0.4 million of expense due to the closure of the Hillsboro location, $0.6 million of expense related to the exit from the electric drives business, and a loss on disposal of fixed assets of $1.6 million.  Offsetting the negative impact of these items was a $1.6 million decrease in costs related to the implementation of a common business system and a $1.2 million reduction in incentive plan costs.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(28)%	(21)%	(43)%	(34)%
Construction/Road Building	(58)	(34)	(62)	(54)
Specialty	(74)	16	(54)	(54)
Distribution	(55)	(27)	(44)	(46)

Agriculture/Turf Care

Sales into the agriculture/turf care market decreased in all regions during the third quarter of 2009.  The Americas continued to experience a slowdown in the agricultural market due to decreasing commodity prices.  Sales declined sharply during the third quarter despite improvement over the second quarter of 2009 in the Brazilian market due to government stimulus programs.  Agricultural sales in Europe continued to decline in the third quarter as a result of the economic crisis and customers’ efforts to reduce inventory levels.  Turf care sales continue to suffer from the severely depressed housing market and reduced customer spending.  The Asia-

Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, and therefore does not significantly impact the total.

Construction/Road Building

All regions experienced decreased sales into the construction/road building markets during the third quarter of 2009 compared to the third quarter of 2008.  Reduced sales were driven by depressed economic conditions worldwide, reduced housing starts, and customers’ focus on reducing inventory levels.  Non-residential construction is slowing rapidly in the Americas, and state government budget problems are causing road building to remain at low levels.  The Asia-Pacific region continued to experience strong sales in China, but this was more than offset by slow markets in Japan.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market decreased 54 percent compared to third quarter of 2008, despite a 16 percent increase in the Asia-Pacific region.  The Americas experienced a significant sales decrease in the material handling market in response to the decline in non-residential construction, as well as reduced capital expenditures by rental companies.  Sales in Europe were down as the material handling, forestry, mining, and marine markets followed the downward trend as a result of the depressed economy.  Specialty sales in the Asia-Pacific region were helped by increased sales in China, including increased sales to the carrier business for railroad construction, however material handling sales were down in the region due to the weakened construction business.

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

(in millions)	Three months ended September 30, 2008	Currency fluctuation	Underlying change	Three months ended September 30, 2009
Net sales
Propel	$228.8	$(0.9)	$(98.4)	$129.5
Work Function	137.0	(2.7)	(73.0)	61.3
Controls	124.4	(3.2)	(58.9)	62.3

Segment income (loss)
Propel	$31.8	$0.4	$(40.9)	$(8.7)
Work Function	1.6	0.5	(25.7)	(23.6)
Controls	4.3	(0.1)	(15.6)	(11.4)
Global Services and other expenses, net	(12.2)	0.1	5.8	(6.3)

Propel Segment

The Propel segment experienced a 43 percent decrease in sales, excluding the effects of currency fluctuations, during the third quarter 2009 compared to 2008, due to weakened economic conditions globally.  The Propel segment experienced a 13 percentage point decrease in operating profit margin during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, mainly due to reduced sales volume resulting in less absorption of fixed production costs, as well as inventory valuation allowances of $4.9 million.  Contributing to the decrease in segment income was recognition of $2.4 million of severance costs, $1.1 million of accelerated depreciation due to shortened useful lives of fixed assets, $1.4 million loss on disposal of fixed assets, and penalties of $0.7 million due to cancellation of orders for new fixed assets.  Partially offsetting the negative impact of these items was a reduction in operating costs of $7.3 million.

Work Function Segment

Sales in the Work Function segment decreased 53 percent during the third quarter of 2009 compared with the same period in 2008,

excluding the effects of currency fluctuations, due to weakened economic conditions globally.  Segment income was reduced by $25.7 million compared to the same period in 2008 mainly due to lower sales volume.  Other factors included inventory valuation allowances of $2.8 million, restructuring costs of $3.1 million related to the closure of the Lawrence facility and the sale of the steering column business in Kolding, Denmark, and severance costs of $2.6 million.  Expedited freight costs were $2.1 million lower in 2009 and total operating expenses were reduced by $5.4 million.

Controls Segment

Net sales in the Controls segment decreased 47 percent during the third quarter of 2009 compared with the same period in 2008, excluding the effects of currency fluctuations, due to weakened economic conditions globally.  Segment income decreased $15.6 million during the third quarter of 2009 mainly due to decreased sales.  Other factors contributing to the reduced segment income included field recall costs of $4.8 million, restructuring costs of $0.9 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives business, and severance costs of $1.7 million related to employee headcount reductions.  Excluding the restructuring and severance costs, operating expenses were reduced by $9.7 million.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company’s executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $5.8 million excluding the impacts of currency compared to the same period in 2008.  This was largely due to the fact that 2008 costs included $1.6 million for an acquisition that was not consummated, $2.2 million for executive retirement, and $1.6 million related to the implementation of a common business system.

Income Taxes

The Company recorded $6.0 million of tax expense for the third quarter of 2009. The Company recognized tax expense on a pre-tax loss as a result of recording a valuation allowances of $28.5 million on net deferred tax assets in the U.S., Denmark, Italy and China.

During the second quarter of 2009 a valuation allowance was established to cover the net deferred tax assets in the U.S. and Denmark with a $78.5 million charge included in income tax expense for the second quarter.  Subsequent to the release of the second quarter results, an additional deferred tax asset relating to Denmark and the U.S. of $8.5 million was discovered by the Company for which a valuation reserve should have been established in the second quarter. The Company made this correction in the third quarter as the error is an in-period 2009 error and was determined to be immaterial overall to the second and third quarter results. The remaining $20.0 million of valuation allowance recognized in the third quarter relates to net operating losses generated in the third quarter.

Executive Summary — Nine months ended September 30, 2009

The following table summarizes the Company’s results from operations for the nine months ended September 30, 2009 and 2008, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine months ended September 30, 2008	Currency fluctuations	Underlying change	Nine months ended September 30, 2009
Net sales	$1,719.1	$(60.7)	$(778.2)	$880.2
Gross profit	397.6	(6.1)	(287.7)	103.8
% of Sales	23.1%			11.8%

Selling, general and administrative	202.8	(12.9)	(34.9)	155.0
Research & development	62.2	(3.6)	(12.7)	45.9
Impairment charge	—	—	50.8	50.8
Loss (gain) on sale of business and asset disposals	(0.7)	—	12.4	11.7
Total operating costs	264.3	(16.5)	15.6	263.4
Operating income (loss)	$133.3	$10.4	$(303.3)	$(159.6)

Net sales for the nine months ended September 30, 2009 decreased 45 percent compared to the nine months ended September 30, 2008, excluding the effects of currency.  Net sales decreased in all regions and all segments.  Excluding the impacts of currency, sales declined 50 percent in Europe, 44 percent in the Americas and 32 percent in Asia-Pacific.  Sales in the Work Function segment decreased by 50 percent, sales in the Controls segment were down 47 percent, followed by a reduction of 41 percent in the Propel segment.

Gross profit decreased 72 percent due to reduced sales volume, inventory valuation allowances of $9.4 million, severance costs of $12.4 million, accelerated depreciation of $1.1 million, and restructuring charges of $2.7 million related to the closure of the Hillsboro and Lawrence locations.  Other factors contributing to the reduced operating income include restructuring costs of $4.5 million in operating costs related to the closure of the Hillsboro location and the exit from the electric drives business, severance expense of $12.8 million due to headcount reductions, an impairment charge of $50.8 million related to the valves reporting unit, a $5.6 million loss on sale of the alternating current (AC) motor business, a $1.9 million loss on sale of the steering column business in Kolding, Denmark, and a $2.5 million loss on disposal of fixed assets. In 2008 the company recognized a gain on sale of the LaSalle facility of $1.4 million, with no similar gain recognized in 2009.  Offsetting the negative impact of these items were reductions related to incentive plan costs of $6.1 million, field recall costs of $1.8 million, and $5.5 million of costs related to the implementation of a common business system.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	(23)%	(12)%	(29)%	(25)%
Construction/Road Building	(63)	(47)	(69)	(63)
Specialty	(74)	(3)	(53)	(54)
Distribution	(48)	(30)	(41)	(42)

Agriculture/Turf Care

Sales into the agriculture/turf care market decreased in all regions during the nine months ended September 30, 2009 compared to the same period in 2008.  Sales into the agriculture market in the Americas remained strong during the first quarter, then declined sharply as commodity prices began a downward trend and customers focused on inventory reduction.  The European agriculture market continued to decline due to falling commodity prices and the worldwide economic crisis.  Turf care sales continue to suffer from the depressed housing market and reduced consumer spending.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, and therefore does not significantly impact the total.

Construction/Road Building

Construction/road building sales were down in all regions during the nine months ended September 30, 2009 compared to the same period in 2008.  The sales decline was due to poor economic conditions worldwide, depressed housing and non-residential construction markets, and customers’ focus on reducing inventory levels.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market decreased 54 percent compared to 2008.  Material handling sales were down across all regions due to depressed economic conditions.  Offsetting the reduced material handling sales in the Asia-Pacific region was an increase in specialty sales in China due to investments made by the Chinese government, as well as increased sales related to the carrier business for railroad construction.  The divestiture of the electric drives business also had a negative impact on sales in Europe and Asia Pacific.

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

The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Nine months ended September 30, 2008	Currency fluctuations	Underlying change	Nine months ended September 30, 2009
Net sales
Propel	$833.6	$(16.3)	$(345.1)	$472.2
Work Function	460.4	(21.7)	(231.6)	207.1
Controls	425.1	(22.8)	(201.5)	200.8

Segment income (loss)
Propel	$148.6	$1.3	$(139.6)	$10.3
Work Function	6.3	6.4	(72.1)	(59.4)
Controls	15.8	5.6	(112.5)	(91.1)
Global Services and other expenses, net	(41.2)	0.1	23.2	(17.9)

Propel Segment

The Propel segment experienced a 41 percent decrease in sales, excluding the effects of currency fluctuations, during the nine months ended September 30, 2009 compared to the same period in 2008, due to weakened economic conditions globally.  Segment income decreased 94 percent during the same period. The Propel segment experienced a 10 percentage point decrease in operating profit margin during the nine months ended September 30, 2009 compared to the same period in 2008, mainly due to reduced sales volume resulting in less absorption of fixed production costs, as well as inventory reserves of $4.9 million.  Contributing to the decrease in segment income was the recognition of $12.7 million of severance costs, $1.1 million in accelerated depreciation, and a $2.1 loss on disposal of fixed assets.  Operating expenses were reduced by $14.7 million due to a focus on reducing costs, lower ongoing payroll costs, and a reduction in annual incentive plan costs of $1.0 million.  In addition, in 2008 the Propel segment recognized a gain on sale of a building of $1.4 million.

Work Function Segment

Sales in the Work Function segment decreased 50 percent during the nine months ended September 30, 2009 compared with the same period in 2008, excluding the effects of currency fluctuations, due to weakened economic conditions globally.  The reduction in segment income of $72.1 million, excluding the effects of currency fluctuations, was driven by reduced sales, restructuring costs of $1.3 million related to the closure of the Lawrence, Kansas facility and $1.9 million related to the sale of the steering column business in Kolding, Denmark, and severance costs of $5.0 million due to headcount reductions related to lower sales levels.  Offsetting the negative impact of these items was a reduction in expedited freight costs of $8.1 million, reduced depreciation of $4.1 million due to the impairment of long-lived assets at December 31, 2008, and a reduction in total operating expenses of $13.6 million.

Controls Segment

Net sales in the Controls segment decreased 47 percent during the nine months ended September 30, 2009 compared with the same period in 2008, excluding the effects of currency fluctuations, due to weakened economic conditions globally.  Segment income decreased $112.5 million during 2009 due to decreased sales levels, a goodwill impairment charge of $50.8 million related to the valves reporting unit, and expense of $5.1 million related to employee severance.  In addition, costs of $5.6 million related to the alternating current (AC) product line, which was sold in the second quarter of 2009, and restructuring costs of $5.9 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives were recognized in 2009. Excluding the restructuring and severance costs, operating expenses were reduced by $16.5 million.

Global Services and other expenses, net

Global services and other expenses decreased $23.2 million excluding the impacts of currency.  This was largely due to the fact that 2008 costs included $1.6 million for an acquisition that was not consummated, $2.2 million for executive retirement, $4.7 million for the long-and short-term incentive plans, and a $5.5 million associated with the implementation of a common business system. In 2009 executive termination costs of $1.0 million were incurred.   In addition, the Company recognized a $3.0 million gain on foreign currency transactions in 2009 compared to a $3.8 million loss in 2008.

Income Taxes

The company recognized $59.2 million of tax expense for the first nine months of 2009. Tax expense was negatively impacted by a non-deductible goodwill impairment of $50.8 million.  In addition, the Company recorded valuation allowances of $109.2 million on the net deferred tax assets in the U.S., Denmark, Italy and China.  The valuation allowance was a combination of deferred tax assets generated on net operating losses in 2009 and $58.6 million of net deferred tax assets on the balance sheet as of December 31, 2008.

Order Backlog

The following table shows the Company’s order backlog at September 30, 2009 and 2008 and orders written in the nine-month periods ended September 30, 2009 and 2008, separately identifying the effect of currency fluctuations. Order backlog represents the amount of customer orders that have been received for future shipment.

(in millions)	2008	Currency fluctuation	Underlying change	2009
Backlog at September 30	$929.5	$0.4	$(459.5)	$470.4
Orders written	1714.1	(37.4)	(1,079.4)	597.3

Total order backlog at September 30, 2009 was $470.4 million, compared to $929.5 million at September 30, 2008.  On a comparative basis, excluding the effect of currency fluctuations, order backlog decreased 49 percent.  New sales orders written during the nine months ended September 30, 2009 were $597.7 million, a decrease of 63 percent over 2008, excluding the impact of currency fluctuations.  The decrease in backlog and order entry is due to the global recession.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related income of $3.0 million was recognized during the nine months ended September 30, 2009, compared to expense of $3.8 million for the same period in 2008.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar fluctuated compared to other currencies between December 31, 2008 and September 30, 2009.  At September 30, 2009, the U.S. dollar had weakened slightly compared to December 31, 2008.

The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. At September 30, 2009 the Company had contracts with a notional amount of $3.3 million that are no longer deemed highly effective and no longer qualify for hedge accounting.  The fair value of forward contracts outstanding at September 30, 2009 was a net liability of $0.4 million.

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

The Company determined, following the close of its 2008 fiscal year, that it would likely be unable to continue to meet the leverage ratio covenants in its various credit agreements as of the end of the first quarter of 2009. To avoid a default under the credit agreements, the Company entered into a Credit Agreement with Danfoss A/S on March 12, 2009, pursuant to which the Company had the ability to borrow up to $490 million (Danfoss Agreement). The Danfoss Agreement had no financial covenants and was set to mature on September 30, 2010.  Danfoss A/S is the Company’s majority stockholder. During the nine months ended September 30, 2009, the Company repaid certain borrowings prior to default and recognized a loss on early retirement of debt of $10.7 million.

During the third quarter of 2009, the Company determined that it would require additional liquidity of between $100 million and $150 million over the course of 2010 to meet its projected cash commitments.  This additional cash requirement was driven by the Company’s greatly reduced operating cash flows in 2009, the continued weakness in the global economy, and an anticipated increase in sales with the accompanying need to fund production activities and customer accounts receivable.

On November 9, 2009, the Company entered into a new Credit Agreement (New Credit Agreement) with Danfoss A/S, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by this reference.  The New Credit Agreement was approved by the Company’s Board of Directors on November 9, 2009 upon the recommendation of a special committee of the Board comprised exclusively of independent directors.  Pursuant to the New Credit Agreement, the Danfoss Agreement and a $50 million term loan from Danfoss A/S were terminated and replaced by a new unsecured credit facility that will permit the Company to borrow up to $690 million from Danfoss A/S.  The Company’s borrowings under the New Credit Agreement will be due and payable in full on April 29, 2011.  The New Credit Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

The principal amount outstanding under the New Credit Agreement will bear interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the New Credit Agreement, plus 10.0 percent.  The Company is required to pay a closing fee of $2.0 million to Danfoss A/S within four business days after closing of the New Credit Agreement.  The New Credit Agreement also requires the Company to pay a quarterly fee equal to 4.0 percent of the average daily unused portion of the $690 million credit facility.  The New Credit Agreement contains customary representations and warranties regarding the Company and its business and operations.  It also sets forth a number of events of default for, among other things, failure to pay principal and interest, breaches of representations, warranties and covenants and various events relating to the bankruptcy or insolvency of the Company or its subsidiaries.

The Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future.  However, unexpected events or circumstances, such as further reduced operating cash flows or prolonged or increased weakness in the global economy, could negatively impact the Company’s liquidity to an extent that may require the Company to seek new or additional sources of cash.

Cash Flow from Operations

Cash flow from operations was $75.6 million during the nine months ended September 30, 2009 compared to $141.2 million for the nine months ended September 30, 2008.

Changes in operating assets and liabilities generated $121.2 million cash during the nine months ended September 30, 2009 compared to $10.9 million of cash generated during the nine months ended September 30, 2008 due to an increased emphasis on reducing inventory, as well as decreased accounts receivable due to lower sales volumes.  Partially offsetting the increase in cash generated were higher reductions of accounts payable and accrued liabilities in 2009 compared to 2008.

Cash Used in Investing Activities

Capital expenditures in the first nine months of 2009 were $37.0 million compared to $129.5 million in the first nine months of 2008.  The decrease in 2009 is related to lower capacity needs as sales are reduced due to the global economic downturn and management’s increased focus on conserving cash.

Cash Used in Financing Activities

The Company paid fourth quarter dividends of $8.7 million in the first quarter of 2009.  In 2008 the Company paid dividends of $26.0 million during the first nine months. Net borrowings provided approximately $36.7 million of cash in the first nine months of 2009 compared to $16.7 million of cash in the first nine months of 2008. During the first nine months of 2009 the Company paid $8.6 million in debt origination fees related to the Danfoss Credit Agreement, and $10.1 million in debt extinguishment and interest rate swap settlement costs.  In addition, the Company makes varying distributions to its minority interest partners from its various joint venture activities depending on the amount of undistributed earnings of the businesses and the needs of the partners.

Other Matters

Critical Accounting Estimates

In preparing its most recent annual report on Form 10-K, the Company disclosed information about critical accounting estimates the Company makes in applying its accounting policies. The Company has made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in its most recent annual report on Form 10-K. The following information related to long-lived asset recovery should be read in conjunction with the information disclosed on the Form 10-K that was filed on March 24, 2009.

The Company has seven asset groups, which are the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities.  The Company tests its long-lived assets for recoverability at any time that an event or change in circumstances occurs that indicates the carrying amount of the long-lived assets may not be recoverable.  Events or circumstances that may trigger a recoverability test include a significant change in the market price of similar long-lived assets; a change in the use of the long-lived asset due to product rationalization efforts or restructuring of manufacturing facilities; a significant adverse change in legal factors, business climate, industry or economic conditions; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; historical and projected operating losses associated with the use of a long-lived asset; or an expectation that, more likely than not, a long-lived asset will be disposed of significantly before the end of its previously estimated useful life.  The Company reviews these factors quarterly to determine whether a triggering event has occurred.  No triggering event was identified during the quarter ended September 30, 2009.

If testing for recoverability is needed due to a triggering event, projected cash flows for each asset group are forecasted by the controllers responsible for the business of each asset group and evaluated by management.  Forecasted revenue is derived consistent with the Company’s long-term planning and forecasting process, taking into account such factors as historical growth rates, foreseen changes in future product offerings, government regulations, and market conditions.  The growth rates for this forecast period do not exceed the Company’s historical average growth rates over a similar time horizon.  Capital expenditures for maintenance are determined based on the nature of the long-lived assets included in each of the asset groups and planned capital expenditures to maintain the current long-lived assets.

Corporate costs for each functional area are forecasted, as well, and allocated to each asset group by management using the same basis used for allocating actual costs for financial reporting.  Allocated costs include sales and marketing, finance, human resources and information technology.  Each functional area cost is allocated based on an underlying allocation key.  For example, sales and marketing costs are allocated based on an annual time study that determines the amount of time spent to sell and market products in each asset group, information technology costs are allocated based on the number of licensed users working in each asset group, and finance and human resources are allocated based on sales revenue recognized by each asset group as a percent of total revenues.  Each asset group is tested for recoverability by comparing the carrying value of the net assets for each asset group to the number of years needed when summing the undiscounted operating cash flows for a projected period.

New Accounting Principles —

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards recognized by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The Codification does not change or alter existing GAAP and there was no impact on the Company’s consolidated financial position or results of operations when it was adopted in the third quarter of 2009.

FASB ASC 805 establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. The guidance within FASB ASC 805 was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance as of January 1, 2009 with no impact on the consolidated financial statements.

The FASB issued new guidance contained within ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” in December 2007.  The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The Company adopted this guidance in the first quarter of 2009.  Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no impact on the previously reported financial position or results of operations.

In March 2008, the FASB issued guidance contained within ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  The guidance amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted this guidance in the first quarter of 2009 and has included the expanded disclosures in Note 3.

The FASB issued FASB new guidance contained within ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in June 2008.  The guidance provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share.   The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this guidance in first quarter 2009 with no impact on the consolidated financial statements.

In May 2009, the FASB issued guidance contained within ASC 855-10, “Subsequent Events.”  This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this guidance in the second quarter of 2009 with appropriate disclosures added in Note 17.

Outlook

The worldwide recession is expected to continue to affect all regions and markets that the Company operates in and serves throughout 2009 and into 2010.  Sales are expected to continue at a level approximately 45 to 50 percent lower than in 2008.  Management continues to focus on cost reduction, conserving cash and sizing the business for the reduced sales levels that are forecasted for the remainder of 2009 and into 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6. Exhibits.

Exhibit No.	Description of Document
10.1	Credit Agreement dated as of November 9, 2009 by and between Sauer-Danfoss and Danfoss A/S.
10.2	Termination Agreement between Hans Cornett and Sauer-Danfoss GmbH & Co. OHG.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: November 9, 2009