Form 10-K
period 2009-12-31
SAUER DANFOSS INC
filed 2010-03-04
CIK 865754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
COMMISSION FILE NUMBER: 1-14097

SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2800 E. 13th Street, Ames, Iowa	50010
Krokamp 35, Neumünster, Germany	24539
(Address of principal executive offices)	(Zip Code)

(515) 239-6000
(Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

         The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2009 was $69,370,059. (The registrant does not have any other authorized common equity.)

         As of March 1, 2010 there were 48,389,406 shares of common stock, $0.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the annual meeting of stockholders to be held June 11, 2010 are incorporated by reference into Part III.

 PART I

Item 1.    Business.

(a)   General Development of Business

        Sauer-Danfoss Inc. (the Company), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss is a global leader in the development, manufacture, and marketing of advanced systems for the distribution and control of power in mobile equipment. The Company designs, manufactures, and markets hydraulic, electronic, electric, and mechanical components, as well as software and integrated systems that generate, transmit, and control power in mobile equipment. Principal products are hydrostatic transmissions, open circuit piston pumps, open circuit gear pumps and motors, low speed high torque motors, steering units, microprocessor controls, electrohydraulics, and control valves. The Company sells its products to original equipment manufacturers (OEMs) of highly engineered, off-road vehicles who use Sauer-Danfoss products to provide the hydraulic and electronic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the agriculture, construction, road building, turf care, material handling, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.

        In 2009 the Company completed the sale of its alternating current (AC) electric motor business which sold products into the material handling market. This resulted in total expense of approximately $14.7 million, of which $6.3 million and $8.4 million was recognized in 2009 and 2008, respectively. This expense was reported in the Controls segment. During 2009 the Company also sold the assets of its steering column business which was located in Kolding, Denmark. The loss on sale of the business of $2.7 million was reported in the Work Function segment.

        In July 2009 the Company and Topcon Positioning Systems, Inc. (Topcon), the noncontrolling interest partner, agreed to terminate the joint venture they have operated since April 2001 through TSD Integrated Controls, LLC (TSD). The termination was effective September 1, 2009 but is subject to a three-year wind-down period as contemplated in the 2001 Joint Venture Agreement.

        On December 22, 2009 Danfoss A/S, the majority stockholder of the Company, issued a press release announcing its intention, through its wholly owned subsidiary, Danfoss Acquisition, Inc., to commence a cash tender offer to be followed (in certain circumstances) by a statutory merger for the purpose of acquiring all the outstanding shares of Company common stock not already owned, directly or indirectly, by Danfoss A/S for a price of $10.10 per share. On January 15, 2010 Danfoss issued a press release announcing an indeterminate delay in launching its proposed tender offer. As of March 3, 2010 Danfoss had not commenced the proposed tender offer.

(b)   Financial Information About Segments

        The Company reports its operating segments based on its product lines of Propel, Work Function, and Controls. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Products in the Controls segment include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Information about the Company's reportable segments defined by product lines is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-37 through F-39 of this report and is incorporated herein by reference.

(c)   Description of Business

        Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's segments and geographic regions is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-37 through F-39, and is incorporated herein by reference. No individual customer accounted for 10 percent or more of the Company's total net sales in 2009, 2008, or 2007.

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

Low Speed High Torque Motors

        Sauer-Danfoss designs, manufactures, and markets a complete line of geroller and gerotor motors used for both propel and work functions in all served markets. These motors are manufactured at the Company's Lawrence, Kansas; Nordborg, Denmark; and Bielany Wroclawskie, Poland facilities.

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

Controls Segment

Mobile Electronics

        Sauer-Danfoss designs, manufactures and markets a portfolio of electronic controls, including microprocessor-based controllers (both generic type to control any mobile machinery and specialized to control speed variability of alternating current electric motors), intelligent displays, joysticks and electronic sensors through its electronic and mechatronic operations in Minneapolis, Minnesota; Älmhult, Sweden; Kaiserslautern, Germany; Neumünster, Germany; and Nordborg, Denmark. The software to integrate all these components into systems is also developed by Sauer-Danfoss and licensed to customers to let them develop their own solutions in an easy-to-use, graphical environment. Electronic controls and software are used by OEMs to network hydrostatic transmissions and work function hydraulics of mobile equipment into comfortable, safe and efficient systems. The Company divested its alternating current (AC) electric motors and generators business in 2009.

Control Valves

        Sauer-Danfoss designs, manufactures and markets a variety of spool type control valves to meet its customers' needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to very simple low-cost valves for compact utility tractors. These products are manufactured in facilities located in Caxias do Sul, Brazil; Nordborg, Denmark; Easley, South Carolina; and Pune, India.

        The Company also designs, manufactures and markets a complete line of cartridge valves and hydraulic integrated circuits in facilities located in Reggio Emilia, Italy; Easley, South Carolina; and Caxias do Sul, Brazil. Aerial lift platforms and road building equipment are significant users of cartridge valves.

Major Markets and Applications

Construction and Road Building	Agriculture and Turf Care	Material Handling and Specialty Vehicles
Chip spreaders	Combines	Industrial lift trucks
Concrete pumps	Commercial wide-area,	Logging equipment
Concrete saws	walk-behind mowers	Marine equipment
Crawler dozers	Commercial zero-turn mowers	Mining equipment
Crawler loaders	Cotton pickers	Oil field equipment
Ditchers/trenchers	Detasslers	Railway maintenance vehicles
Excavators	General turf maintenance	Rough terrain fork lifts
Grinders	equipment	Self-propelled boom aerial lifts
Landfill compactors	Harvesters	Self-propelled scissor aerial lifts
Pavers	Lawn and garden tractors	Snow groomers
Planers	Seeders	Sweepers
Rollers	Sprayers	Tree shakers
Skid steer loaders	Tractors	Truck and bus fan drives
Transit mixers	Windrowers	Warehouse trucks
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

        Sauer-Danfoss operates 20 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. The Company sells and distributes its products directly to large OEMs and serves smaller OEMs through Company-owned sales companies or independent distributors.

        In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years, from the date of first use or date of manufacture, depending on the type of product or, in some cases, the application. The Company's warranty expense has been two percent or less of net sales in each of the past three years.

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

Patents, Trademarks, and Licenses

        The Company owns or licenses rights to approximately 560 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.

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

Working Capital

        The Company has historically funded its working capital requirements through cash flow from operations and its various credit facilities. As described in Note 8 in the Notes to the Consolidated Financial Statements on page F-21 of this report, the Company has a credit facility in place which allows them to borrow up to $690 million from Danfoss A/S, the Company's majority shareholder. The Company is heavily reliant on Danfoss A/S as its primary external source of working capital financing.

Backlog

        At December 31, 2009 the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2010) was $509 million, a decrease of 33 percent from December 31, 2008, excluding the impact of currency fluctuation. Historically, backlog comparisons have been a good indicator of the Company's future business level, but the value of those comparisons depends on the degree to which customer ordering behavior remains constant from year to year. Customers can increase, cancel, or reschedule orders, so some customers place orders in excess of their actual needs in order to ensure that adequate quantities will be available. In such a case, the customer may ultimately cancel a portion of its order. The 33 percent decline in backlog is compared to an inflated backlog from a year ago before many of the Company's customers had started to cut orders and is not reflective of the improvement in sales the Company is seeing in 2010.

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

  Open Circuit Piston Pumps, Gear Pumps and Motors Market

        The open circuit work function market is fragmented with a large number of suppliers of all types of products and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker-Hannifin

Corporation, Casappa S.p.A. and Haldex, and in Japan, Shimadzu Corporation. The supply of standard gear pumps and motors is particularly fragmented with more than 50 companies worldwide in each respective area. Most of these competitors have a limited product range and operate in a limited geographic market. The market for these products is rapidly increasing for engine cooling fan drive applications being requested for upcoming new emissions regulations.

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

  Steering Unit Market

        Hydrostatic steering units are provided to the market from more than ten competitors, the major ones being Eaton Corporation, Zhenjiang Hydraulic Components Manufacturing Co., Ltd., Ognibene S.p.A., Bosch Rexroth AG, M+S Hydraulic and Parker-Hannifin Corporation. Sauer-Danfoss believes it has the largest European market share for steering units and an increasing share globally. As steering systems grow and needs expand, Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market. Today, Sauer-Danfoss believes that it leads the industry in this direction for steering technology.

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

Research and Development

        The Company's research and development expenditures during 2009, 2008, and 2007 were approximately $61.4 million, $82.9 million, and $70.6 million, respectively.

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

Employees

        As of December 31, 2009, 2008, and 2007 the Company had approximately 6,100, 9,600, and 9,800, employees, respectively. Of its full-time employees at December 31, 2009, approximately 1,800 were located in the Americas with the remaining located in Europe and the Asia-Pacific region. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.

Financial Information about Geographic Areas

        Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-40 through F-42 of this report, and is incorporated herein by reference.

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

Worldwide Economic Conditions

        As has been widely reported, the financial markets in the U.S., Europe, and the Asia-Pacific region have been in a period of severe disruption over the last year. The turbulence has been most immediately evident in the extreme tightening of credit markets, the resulting loss of liquidity, and historic drops in stock prices. In response, governments around the world have taken unprecedented steps intended to minimize the depth and breadth of the crisis. There are indications that the economic situation may be beginning to improve in 2010, however it is impossible to predict if the improvement will continue and at what rate the improvement will occur.

        These economic developments in 2008 and 2009 have adversely affected the Company's business, financial condition, and results of operations in a number of ways, and they will likely continue to adversely impact the Company until the economic conditions improve. Tightening credit markets could have a material impact on the Company's customers and suppliers and their ability to finance their operations, which could result in a decrease in, or deferral of, orders for the Company's products or an increase in the Company's cost of production. A prolonged economic slowdown, recession, or depression could similarly have a material and adverse impact on the Company's business, financial condition, and results of operations.

        The Company experienced a significant decline in the demand for its products during 2009 as a result of the substantial deterioration in economic conditions. Many of the Company's customers chose to delay their purchases of the Company's products. Current indications are that demand for the Company's products will increase in 2010. Customer spending on the Company's products is not discretionary, but the Company is unable to predict the level of growth expected in 2010 as customers increase their spending. Ongoing depressed demand for the Company's products could result in decreased revenues, profitability and cash flows and may impair the Company's ability to maintain operations and fund obligations to others.

Avoidance of Credit Default; Dependence on Affiliate Borrowing

        As a result of the deterioration of its financial condition in early 2009 resulting from the impact of the worldwide economic downturn on its business, the Company entered into a Credit Agreement with Danfoss A/S, the Company's majority stockholder, in March 2009, to refinance and avoid default on certain credit agreements in existence at that time and to fund a significant portion of the Company's working capital and other needs. In November 2009 the Company refinanced that agreement with a new agreement with Danfoss A/S which requires repayment in April 2011.

        In borrowing significant funds from Danfoss A/S, the Company is heavily dependent on Danfoss A/S for the Company's working capital and other funding needs. In light of the Company's anticipated leverage ratios over at least the near term, the Company may not be able to borrow from sources other than Danfoss A/S on reasonable terms. If Danfoss A/S were unable to borrow or otherwise generate sufficient funds to meet the Company's borrowing requirements or were to become unwilling to continue lending to the Company on favorable terms, the Company's business, results of operations, and financial position could be materially and adversely affected.

Goodwill and Long-Lived Assets Impairment

        If the price of the Company's stock were to decline to the point that its market capitalization were lower than its carrying value, the Company may be required to perform interim impairment tests on goodwill or other long-lived assets. There may be other triggering events that indicate that the carrying amount of goodwill or long-lived assets may not be recoverable from future cash flows. If the Company determines that any goodwill or other long-lived asset amounts need to be written down to fair values, this could result in a charge that may be material to the Company's operating results and financial condition.

International Operations

        The Company depends on the strength of the economies in various parts of the world, particularly in the U.S. and Europe. As a result of this worldwide exposure, net revenue and profitability may be harmed as a result of economic conditions in the major markets in which the Company operates, including, but not limited to, recessions, inflation and deflation, general weakness in the agriculture, construction and specialty markets, changes in governmental laws and policies, government embargoes or foreign trade restrictions, duties and tariffs, import and export controls, and changes in consumer purchasing power.

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

Common Business System

        The Company has implemented a common business system at the majority of its locations. Any significant problems incurred related to operation of the system may delay or stop manufacturing and hinder the Company's ability to ship product in a timely manner or affect the Company's ability to access financial information. These problems could result in the loss of customers, a decrease in revenue, or significant costs to correct the problem.

Raw Material Availability

        The Company purchases raw materials and component parts from suppliers to be used in the manufacture of products. Due to the worldwide economic situation many of the raw material suppliers have reduced their output accordingly. In the past year the Company has been able to reduce its inventory levels significantly; this, accordingly, has led to a decrease in its demand for raw materials. In the event of a substantial increase in demand, difficulties in purchasing raw materials and price increases may be experienced.

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

Cyclicality: Risks Associated with General Economic Conditions

        The capital goods industry in general, and mobile hydraulics industry in particular, are subject to economic cycles. Cyclical downturns had a material adverse effect on the demand for the Company's products in 2009, as well as in past years. Future cyclical downturns may negatively impact the Company's business, financial condition, and results of operations. Demand for the Company's products is dependent upon the general condition of the off-highway mobile equipment industry which may be affected by numerous factors, including levels of construction activity, weather conditions, interest rates and access to financing. The Company's results of operations are also subject to price competition and the cost of supplies and labor, both of which are affected by general economic conditions. The Company derives substantial sales from cyclical industries, including the turf care, material handling, construction and agricultural equipment industries.

Income Tax Estimates

        The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is periodically under audit by tax authorities. Although management believes its tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. If the outcome of a given tax audit or related litigation is materially different from the Company's estimates, the determination could result in material differences between the Company's originally reported income tax provision or net income (loss) and the final reported financial results.

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

Item 2.    Properties.

        Sauer-Danfoss Inc. conducts its manufacturing operations at 20 locations; seven in the United States, two each in Slovakia, Poland and Italy, and one each in Brazil, China, Denmark, Germany, India, Japan, and Sweden. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel	359,100	Owned
Sullivan, Illinois	Propel	205,000	Owned
Freeport, Illinois	Propel	197,000	Owned
Easley, South Carolina	Controls	184,000	Owned
Lawrence, Kansas	Work Function	157,500	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Propel	68,000	Owned
South America
Caxias do Sul, Brazil	Controls	90,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	818,000	Leased
Neumünster, Germany	Propel and Controls	421,500	Owned
Povazská Bystrica, Slovakia	Propel, Work Function and Controls	357,000	Owned
Dubnica nad Váhom, Slovakia	Propel	251,000	Owned
Bielany Wroclawskie, Poland	Work Function	223,000	Leased
Wroclaw, Poland	Work Function	126,000	Owned
Bologna, Italy	Work Function	85,000	Owned
Reggio Emilia, Italy	Controls	76,500	Leased
Älmhult, Sweden	Controls	50,000	Leased
India
Pune, India	Work Function and Controls	63,500	Owned
Asia
Shanghai/Pudong, China	Propel and Controls	105,000	Leased
Osaka, Japan	Propel	94,000	Leased

Total		4,006,100

Item 3.    Legal Proceedings.

        The Company has been named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the proposal by Danfoss Acquisition Inc. (Danfoss Acquisition), a wholly owned subsidiary of Danfoss A/S (Danfoss), to make a tender offer to purchase all of the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss (Proposed Tender Offer). Three of the Lawsuits were filed on December 23, 2009, two in the Court of Chancery of the State of Delaware by Kenneth R. Loiselle and Laurie Forrest, respectively, and the other in the Iowa District Court for Story County by John and Michelle Freise. The two Delaware lawsuits have been consolidated into a single proceeding. The fourth Lawsuit was filed on February 10, 2010, in the Iowa District Court for Story County by Scott Crouthamel. Each of the Lawsuits was filed on behalf of the named plaintiffs and the other minority stockholders of the Company. The defendants in the Lawsuits are the Company, Danfoss, Danfoss Acquisition, the directors of the Company, Klaus Murmann (a former director and current Chairman Emeritus of the Company), David J. Anderson (a former director and former Chief Executive Officer of the Company), and Frederik Lotz (a former director of the Company and the former Chief Financial Officer of Danfoss). Each Lawsuit is premised on allegations that the price offered in the Proposed Tender Offer is inadequate and that the defendants have breached their fiduciary duties to the Company's stockholders in connection with the Proposed Tender Offer. The plaintiffs seek, among other things, preliminary and permanent injunctive relief enjoining the Proposed Tender Offer, rescission of the Proposed Tender Offer, and payment of damages and costs incurred as a result of the Proposed Tender Offer. The Company believes that it has valid defenses with respect to these claims and intends to defend itself vigorously against them. The Lawsuits are all in preliminary stages, so it is not possible for the Company to predict their outcomes with any certainty. It is possible that one or more of the Lawsuits could have a materially adverse effect on the Company's results of operations, liquidity, or financial position.

        From time to time, the Company is involved in other legal matters in the ordinary course of its business. The Company intends to defend itself vigorously against all such claims. It is the Company's policy to accrue for amounts related to lawsuits brought against it if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of those ordinary-course matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Sven Ruder(1)	53	President and Chief Executive Officer	2009
Jesper V. Christensen(2)	40	Executive Vice President and Chief Financial Officer	2009
C. Kells Hall(3)	61	Executive Vice President and President Propel Division	2009
Timothy P. Hanson(3)(4)	59	Vice President—Sales and Marketing	2010
Wolfgang Schramm(5)	55	Executive Vice President and President Controls Division	2007
Kenneth D. McCuskey(3)	55	Vice President and Chief Accounting Officer, Secretary	2000
Charles M. Cohrs(3)	47	Treasurer	2005

(1)
Prior to joining the Company, Mr. Ruder was employed as President of the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(2)
Prior to joining the Company, Mr. Christensen was employed as Vice President, Finance, IT & HR in the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(3)
These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(4)
Mr. Hanson is filling the position of Chief Marketing Officer on an interim basis until a permanent replacement is identified. Mr. Hanson plans to retire in August 2010.

(5)
Prior to joining the Company, Mr. Schramm was employed by Visteon Corporation as Executive Director Advanced Technology.

Item 4.    Reserved

 PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.

Market and Dividend Information

        The Company's Common Stock is traded on the New York Stock Exchange. As of March 1, 2010 there were 202 stockholders of record.

        The Company historically paid a quarterly dividend. Quarterly dividends are subject to Board of Directors approval. On March 13, 2009 the Board of Directors voted to suspend the Company's quarterly dividend indefinitely, beginning with the dividend that would ordinarily have been declared during the first quarter of 2009.

        The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2008, and the quarterly cash dividends declared in 2009 and 2008:

	1st	2nd	3rd	4th	Full Year
2009
High	$10.13	$7.08	$8.19	$12.68	$12.68
Low	$2.43	$2.37	$4.50	$6.71	$2.37
Dividends	$0.00	$0.00	$0.00	$0.00	$0.00
2008
High	$25.41	$37.93	$35.10	$24.75	$37.93
Low	$17.68	$22.23	$22.63	$5.52	$5.52
Dividends	$0.18	$0.18	$0.18	$0.18	$0.72

Performance Graph

        The following graph shows a comparison of the cumulative total returns from December 31, 2004 to December 31, 2009, for the Company, the Russell 2000 Index and the Hemscott, Inc.—Diversified Machinery Index ("Hemscott Group Index"). The graph assumes that $100 was invested on December 31, 2004 in the Company's common stock, the Russell 2000 Index and the Hemscott Group Index, a peer group index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SAUER-DANFOSS INC.,
RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON 12/31/04
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING 12/31/09

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2009, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	293,803	$0.00	4,691,210

        The Company does not have any equity compensation plans that were not approved by security holders. Refer to Note 13 in the Notes to the Consolidated Financial Statements on pages F-35 through F-37 of this report for a description of the equity compensation plans.

        Column (a) includes performance units granted in 2008. The extent to which the performance goals established for each grant are met will determine how many shares of common stock are issued upon completion of the three-year performance period. Subsequent to December 31, 2009, the Company's Compensation Committee determined that the 2007 performance units would vest at 0.0 percent of the target levels, because the performance criteria established when such units were awarded had not been met. Therefore no amounts are included above for the 2007 performance units. The 2008 performance units are included at 100 percent of the target levels.

        Column (c) includes 1,343,294 shares available for future issuance under the Company's 1998 Long-Term Incentive Plan, 3,192,559 shares available for issuance under the Company's 2006 Omnibus Incentive Plan, and 155,357 shares available for issuance under the Company's Non-Employee Director Stock Option and Restricted Stock Plan. Each of these plans permits the Company to issue common stock at times other than upon the exercise of options, warrants, or rights; for example, issuance in the form of restricted stock grants.

Item 6.    Selected Financial Data.

SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005
	(in millions except per share)
Operating Data:
Net sales	$1,159.0	$2,090.5	$1,972.5	$1,739.1	$1,547.8
Gross profit	128.0	435.6	427.7	396.8	357.7
Selling, general and administrative	209.7	258.5	233.8	215.6	217.1
Research and development	61.4	82.9	70.6	61.9	58.7
Impairment charges	50.8	58.2	—	1.5	—
Loss on sale of businesses and asset disposals	16.4	9.6	9.4	1.7	1.4
Total operating expenses	338.3	409.2	313.8	280.7	277.2
Total interest expense, net	48.4	24.6	22.7	17.8	15.7
Net income (loss)	(345.8)	(29.1)	47.2	54.0	34.8
Per Share Data:
Income (loss) per common share, basic	$(7.15)	$(0.60)	$0.98	$1.13	$0.73
Income (loss) per common share, diluted	$(7.15)	$(0.60)	$0.98	$1.12	$0.73
Cash dividends declared per share	$—	$0.72	$0.72	$0.60	$0.48
Weighted average basic shares outstanding	48.3	48.2	48.1	47.7	47.5
Weighted average diluted shares outstanding	48.3	48.2	48.3	48.2	47.8
Balance Sheet Data:
Inventories	$177.6	$325.5	$318.8	$272.3	$238.9
Property, plant and equipment, net	513.5	598.4	562.8	504.0	450.4
Total assets	1,068.3	1,467.7	1,500.4	1,307.1	1,166.5
Total debt	533.2	491.4	444.0	349.6	332.3
Stockholders' equity	154.6	477.9	586.0	515.5	494.2
Debt to total capital	77.5%	50.7%	43.1%	40.4%	40.6%
Other Data:
Backlog (at year-end)	$509.5	$743.7	$921.4	$631.0	$504.2
Depreciation and amortization	117.1	113.0	102.3	95.7	88.3
Capital expenditures	43.0	198.6	135.6	116.2	95.2
EBITDA (1)	(89.9)	175.6	212.6	207.6	172.3
Cash flows from (used in):
Operating activities	86.8	183.5	98.1	167.9	116.3
Investing activities	(42.2)	(187.5)	(122.2)	(109.3)	(93.3)
Financing activities	(24.7)	4.7	22.1	(45.0)	(20.1)

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, long-lived asset impairment charge and noncontrolling interest. The impairment charge is included as it will reduce depreciation in future years. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information as management of the Company believes it provides an indication with respect to the ability of Sauer-Danfoss to meet its future debt service, capital expenditures, and working capital requirements. The following table further demonstrates how EBITDA is derived from cash flows from operating activities:

	2009	2008	2007	2006	2005
Cash flows from operating activities	$86.8	$183.5	$98.1	$167.9	$116.3
Increase (decrease) in working capital, excluding the effects of acquisitions Accounts receivable, net	(91.4)	(71.7)	38.5	24.5	4.8
Inventories	(153.4)	16.8	36.6	14.2	24.9
Prepaid and other current assets	5.0	7.9	11.1	6.1	(7.9)
Accounts payable	54.2	14.5	(11.0)	(27.2)	13.3
Accrued liabilities	20.7	(23.6)	1.5	(14.0)	(17.6)
Deferred income taxes and other	(121.2)	9.5	(3.7)	1.3	7.9
Interest expense, net	48.4	24.6	22.7	17.8	15.7
Tax expense	61.0	14.1	18.8	17.0	14.9

EBITDA	$(89.9)	$175.6	$212.6	$207.6	$172.3

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

        Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. Throughout 2009 the economies in the U.S., Europe, and Asia-Pacific suffered from the global recession and credit crisis, weakness in the housing and residential construction markets, weakness in the commercial and public-sector construction markets, job losses, and uncertainty surrounding the effects of government fiscal stimulus plans, interest rates, and crude oil prices. A prolonged downturn in the Company's business segments could adversely affect the Company's revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-reduction and productivity improvement efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company's majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company's ability to access the capital markets or traditional credit sources to supplement or replace the Company's borrowings from Danfoss A/S if the need should arise; the Company's ability over time to reduce the relative level of debt compared to equity on its balance sheet; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the current credit crisis; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary of 2009 Compared to 2008

        The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2008 to 2009. This analysis is more consistent with how the Company's management internally evaluates results.

(in millions)	2008	Currency fluctuations	Underlying change	2009
Net Sales	$2,090.5	$(36.1)	$(895.4)	$1,159.0
Gross Profit	435.6	(4.2)	(303.5)	127.9
% of Net Sales	20.8%			11.0%
Selling, general and administrative	258.5	(8.4)	(40.4)	209.7
Research and development	82.9	(2.3)	(19.2)	61.4
Impairment charges	58.2	—	(7.4)	50.8
Loss on sale of businesses and asset disposals	9.6	0.1	6.7	16.4

Total operating costs	409.2	(10.6)	(60.3)	338.3

Operating income (loss)	26.4	6.4	(243.2)	(210.4)
% of Net Sales	1.3%			(18.2)%
Interest expense, net	(24.6)	1.3	(25.1)	(48.4)
Loss on early retirement of debt	—	—	(15.8)	(15.8)
Other, net	0.9	0.1	2.3	3.3

Income (loss) before income taxes	2.7	7.8	(281.8)	(271.3)
% of Net Sales	0.1%			(23.4)%
Income tax expense	(14.0)	0.6	(47.6)	(61.0)

Net income (loss)	(11.3)	8.4	(329.4)	(332.3)
Net income (loss) attributable to noncontrolling interest, net of tax	(17.8)	—	4.3	(13.5)

Net income (loss) attributable to Sauer-Danfoss Inc.	$(29.1)	$8.4	$(325.1)	$(345.8)

        Net sales for the year ended December 31, 2009 decreased 43 percent compared to the year ended December 31, 2008, excluding the effects of currency. Net sales decreased in all regions and segments. Excluding the impacts of currency, sales declined 48 percent in Europe, 42 percent in the Americas and

27 percent in Asia-Pacific. Sales in the Work Function segment decreased by 49 percent, sales in the Controls segment were down 44 percent, followed by a reduction of 39 percent in the Propel segment.

        Gross profit declined 70 percent during the year ended December 31, 2009, excluding the impact of currency. This decline was primarily driven by reduced sales volume. Other contributing factors included inventory valuation allowances of $13.8 million, accelerated depreciation of $4.0 million, and restructuring charges of $5.8 million related to the closure of the Hillsboro, Oregon; Lawrence, Kansas; and Odense, Denmark locations.

        Selling, general and administrative costs decreased 16 percent during 2009 when compared to the same period in 2008, excluding the effects of currency. This decrease is primarily due to cost reduction efforts taken as a result of the economic downturn, as well as a reduction in costs of $6.6 million related to the implementation of a common business system. Offsetting these cost reductions were severance costs of $18.2 million and $4.5 million of restructuring costs related to the closure of the Hillsboro location and the exit from the electric drives business in 2009, compared to similar costs of $4.9 million in 2008. Research and development costs decreased 23 percent excluding the effects of currency due to cost reduction efforts.

        The Company reported goodwill impairment charges of $50.8 million during the first quarter of 2009 related to the valves reporting unit within the Controls segment. In 2008 the Company reported impairment charges of $58.2 million, consisting of $22.9 million of goodwill impairment, and property, plant and equipment impairment of $35.3 million. The goodwill impairment related to the motors and steering reporting units within the Work Function segment and the electric drives reporting unit within the Controls segment. The impairment charges were incurred as a result of lower profitability in the reporting units than the Company had previously expected, and lower future expectations in certain end markets. The property, plant and equipment impairment related to the Work Function segment and resulted from lower earnings expectations related to the products produced within the asset group.

        During the year ended December 31, 2009 the Company sold its alternating current (AC) electric motor business for the material handling market. In connection with this transaction the Company incurred charges of $6.3 million during 2009 and $8.4 million in 2008. In addition, during 2009 the Company incurred a loss of $2.7 million on the sale of its steering column business in Kolding, Denmark. These activities were part of the Company's plan to divest of product lines that do not fit the Company's long-term strategic direction. During the year ended December 31, 2008, the Propel segment recorded a gain of $1.4 million related to the sale of the LaSalle, Illinois plant.

        The Company refinanced various credit agreements during 2009, which resulted in higher interest rates and an increase to interest expense of $25.1 million over 2008. This also resulted in a $15.8 million loss on early retirement of debt in 2009.

  Operating Results—2009 Compared to 2008

Sales Growth by Market

        The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia-Pacific	Europe	Total
Agriculture/Turf Care	(24)%	(24)%	(31)%	(26)%
Construction/Road Building	(58)	(36)	(66)	(57)
Specialty	(71)	(15)	(51)	(53)
Distribution	(46)	(25)	(39)	(39)

Agriculture/Turf Care

        Sales into the agriculture/turf care market decreased in all regions during the year ended December 31, 2009 compared to 2008. Sales into the agriculture market in the Americas remained strong during the first quarter, then declined sharply as commodity prices began a downward trend and customers focused on inventory reduction. Commodity prices began to stabilize during the fourth quarter, while the Brazilian market showed improvement during the second half of the year compared to the first and second quarters. The European agriculture market continued to decline due to falling commodity prices and the worldwide economic crisis. Turf care sales continue to suffer from depressed housing markets and reduced consumer spending. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, and therefore does not significantly impact the total.

Construction/Road Building

        Construction /road building sales were down in all regions during the year ended December 31, 2009 compared to 2008. The sales decline was due to poor economic conditions worldwide, depressed housing and non-residential construction markets, and customers' focus on reducing inventory levels. Non-residential construction slowed rapidly in the Americas, and state government budget problems caused road building to remain at extraordinarily low levels. The Asia-Pacific region experienced strong sales in China due to government stimulus programs and strong demand for mixers. However, this was more than offset by reduced sales in Japan, which depends heavily on export markets.

Specialty

        Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market decreased 53 percent compared to 2008. Material handling sales were down across all regions due to poor economic conditions worldwide and severely depressed non-residential construction markets. Offsetting the reduced material handling sales in the Asia-Pacific region was an increase in specialty sales in China due to investments made by the Chinese government, as well as increased sales related to the carrier business for railroad construction. The divestiture of the electric drives business also had a negative impact on sales in Europe and Asia-Pacific.

Distribution

        Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog

        The following table shows the Company's order backlog and orders written activity for 2008 and 2009, separately identifying the impact of currency fluctuations.

(in millions)	2008	Currency fluctuation	Underlying change	2009
Backlog at December 31	$743.7	$9.8	$(244.0)	$509.5
Orders written	1,927.7	(24.9)	(989.5)	913.3

        Total order backlog at the end of 2009 was $509.5 million, compared to $743.7 million at the end of 2008. On a comparable basis, excluding the impact of currency fluctuation, order backlog decreased 33 percent compared to 2008. New sales orders written for 2009 were $913.3 million, a decrease of 51 percent compared to 2008, excluding the impact of currency fluctuations. The decrease in backlog and order entry is due to the global recession.

Business Segment Results

        The following discussion of operating results by reportable segment relates to information as presented in Note 17 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, noncontrolling interest, and global service expenses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, electric drives and valves that control and direct the power of a vehicle.

        The following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year.

(in millions)	2008	Currency fluctuation	Underlying change	2009
Net sales
Propel	$1,016.6	$(7.5)	$(395.7)	$613.4
Work Function	561.4	(14.1)	(272.6)	274.7
Controls	512.5	(14.5)	(227.1)	270.9
Segment income (loss)
Propel	$156.8	$1.1	(157.9)	$0.0
Work Function	(65.7)	4.4	(20.6)	(81.9)
Controls	(21.4)	2.5	(82.2)	(101.1)
Global Services and other expenses, net	(42.4)	(0.1)	18.6	(23.9)

Propel Segment

        The Propel segment experienced a 39 percent decrease in sales, excluding the effects of currency fluctuations, during 2009 due to weak global economic conditions. The Propel segment experienced an 11 percentage point decrease in operating profit margin in 2009 compared to 2008 mainly due to reduced sales volume resulting in less absorption of fixed production costs, as well as additional inventory reserves of $8.3 million and accelerated depreciation of $3.4 million due to changing the production location of a product line. Contributing to the reduction in segment income was a $12.7 million increase in severance costs over 2008, an increase in field recall costs of $6.6 million, and a loss on disposal of fixed assets of $3.1 million. Operating expenses were reduced by $19.7 million due to a focus on reducing costs and lower payroll costs as a result of headcount reductions. In addition, in 2008 the Propel segment recognized a gain on sale of a building of $1.4 million.

Work Function Segment

        Sales in the Work Function segment decreased 49 percent in 2009 compared to 2008, excluding the effects of currency fluctuations, due to weak global economic conditions. The reduction in segment income of $20.6 million, excluding the effects of currency fluctuations, was driven by reduced sales, restructuring costs of $3.7 million related to the closure of the Lawrence, Kansas facility, $2.7 million related to the sale of the steering column business in Kolding, Denmark, and an increase in severance costs of $1.7 million over 2008 due to headcount reductions related to lower sales. Offsetting the impact of these items in the year-over-year comparison was a reduction in expedited freight costs of $8.4 million, reduced depreciation of $4.4 million due to the impairment of long-lived assets at December 31, 2008, and a reduction in total operating expenses of $18.7 million. In 2008 the Work Function segment recognized impairment charges of $17.4 million and $35.3 million, for goodwill and property, plant and equipment, respectively.

Controls Segment

        Net sales in the Controls segment decreased 44 percent from 2008, excluding the effects of currency fluctuations, due to weak global economic conditions. Segment income decreased $82.2 million during 2009 due to decreased sales levels, a goodwill impairment charge of $50.8 million related to the valves reporting unit, and an increase to employee severance costs of $2.2 million compared to 2008. In addition, costs of $6.3 million related to the alternating current (AC) product line, which was sold in the second quarter of 2009, and restructuring costs of $8.7 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives business were recognized in 2009. Excluding the restructuring and severance costs, operating expenses were reduced by $22.5 million. Also, in 2008 the Controls segment recognized goodwill impairment charges of $5.5 million.

Global Services and other expenses, net

        Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company's executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $18.6 million, or 44 percent excluding the impacts of currency. This was partially due to fact that 2008 costs included $1.6 million for an acquisition that was not consummated and $6.6 million associated with the implementation of a common business system. In 2009 the Company recognized a $4.4 million gain of foreign currency transactions in 2009 compared to a $1.0 million gain in 2008.

Income Taxes

        The Company incurred income tax expense of $61.0 million on a loss of $271.2 million in 2009.

        In 2009 the Company recorded $50.8 million for the impairment of goodwill which was not deductible for income tax purposes and therefore no tax benefit was recorded on this expense. Valuation allowances of $126.9 million were recorded as tax expense in 2009 which relates to impaired tax assets in the U.S., Italy, China and Denmark. Other non-deductible expenses and the worldwide earnings mix also impacted 2009 income tax expense.

Executive Summary of 2008 Compared to 2007

        The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2007 to 2008. This analysis is more consistent with how the Company's management internally evaluates results.

(in millions)	2007	Currency fluctuations	Underlying change	2008
Net Sales	$1,972.5	$85.0	$33.0	$2,090.5
Gross Profit	427.7	21.9	(14.0)	435.6
% of Net Sales	21.7%			20.8%
Selling, general and administrative	233.8	10.4	14.3	258.5
Research and development	70.6	3.6	8.7	82.9
Impairment charges	—	—	58.2	58.2
Loss on sale of businesses and asset disposals	9.4	0.5	(0.3)	9.6

Total operating costs	313.8	14.5	80.9	409.2

Operating income	113.9	7.4	(94.9)	26.4
% of Net Sales	5.8%			1.3%
Interest expense, net	(22.7)	(0.9)	(1.0)	(24.6)
Other, net	(3.6)	(2.3)	6.8	0.9

Income (loss) before income taxes	87.6	4.2	(89.1)	2.7
% of Net Sales	4.4%			0.1%
Income tax expense	(18.8)	(0.8)	5.6	(14.0)

Net income (loss)	68.8	3.4	(83.5)	(11.3)
Net income (loss) attributable to noncontrolling interest, net of tax	(21.6)	(0.5)	4.3	(17.8)

Net income (loss) attributable to Sauer-Danfoss Inc.	$47.2	$2.9	$(79.2)	$(29.1)

        Net sales for the year ended December 31, 2008 increased 2 percent compared to the year ended December 31, 2007, excluding the effects of currency. Sales increased 3 percent excluding the effects of currency and divestitures. Excluding the effects of currency and divestitures, sales increased 3 percent in the Americas and 23 percent in Asia-Pacific, while sales remained nearly level in Europe. Sales in the Propel segment were up 4 percent, sales in the Work Function segment increased 2 percent and sales in the Controls segment increased 1 percent.

        Gross profit declined 3 percent during the year ended December 31, 2008, excluding the impact of currency. This decline was primarily driven by $11.2 million in severance costs related to actions taken in response to the slowing economy, and a $10.4 million increase in field recall costs, primarily related to the Controls segment. During the year ended December 31, 2007, the Propel and Controls segments incurred $10.4 million of restructuring costs primarily to relocate production lines to other production facilities within the Company and remaining costs to close the LaSalle, Illinois plant.

        Selling, general and administrative costs increased 6 percent during 2008 when compared to the same period in 2007, excluding the effects of currency. This increase was primarily attributed to $4.9 million of severance costs, and a $7.8 million increase in sales and marketing costs, excluding the impacts of currency, due primarily to the addition of a new sales office in Russia, as well as increases in headcount earlier in 2008. Research and development costs increased 12 percent excluding the impacts of currency, primarily driven by increasing product development, particularly in the Controls and Propel segments.

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

        During the year ended December 31, 2008 the Company signed an agreement to sell its alternating current (AC) electric motor business for the material handling market. In connection with this transaction, which closed in 2009, the Company incurred charges of $8.4 million in 2008. During the year ended December 31, 2007 the Company incurred a loss of $6.6 million related to the sale of the direct current (DC) electric motor business located in Berching, Germany and a loss of $2.4 million on the sale of the assets and product lines which were manufactured in Swindon, England. These activities were part of the Company's plan to divest of product lines that do not fit the Company's long-term strategic direction.

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

(in millions)	2007	Currency fluctuation	Underlying change	2008
Backlog at December 31	$921.4	$(16.2)	$(161.5)	$743.7
Orders written	2,214.8	77.8	(364.9)	1,927.7

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

(in millions)	2007	Currency fluctuation	Underlying change	2008
Net sales
Propel	$940.7	$37.8	$38.1	$1,016.6
Work Function	534.0	26.0	1.4	561.4
Controls	497.8	21.2	(6.5)	512.5
Segment income (loss)
Propel	$146.6	$8.3	$1.9	$156.8
Work Function	(2.9)	0.7	(63.5)	(65.7)
Controls	17.7	0.0	(39.1)	(21.4)
Global Services and other expenses, net	(51.1)	(4.1)	12.8	(42.4)

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

Controls Segment

        Sales in the Controls segment decreased 1 percent for the year ended December 31, 2008, excluding the effects of currency fluctuations, compared to 2007. Segment income declined $39.1 million. This decrease is due to several factors, including an $8.4 million increase in field recall costs and a $6.8 million increase in fixed overhead costs due to increases in production capacity. Also contributing to the decline in segment income was an additional $4.5 million of research and development costs.

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

Income Taxes

        The Company incurred income tax expense of $14.1 million on income of $2.7 million in 2008.

        In 2008 the Company recorded $22.9 million for the impairment of goodwill, of which $18.8 million was not deductible for income tax purposes and therefore no tax benefit was recorded on this expense. Valuation allowances and contingency reserves of $3.0 million were recorded as tax expense in 2008 which relates to impaired tax assets in the U.S., Italy and Germany. Other non-deductible expenses and the worldwide earnings mix also impacted the 2008 effective tax rate.

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

        In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same region in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company's exposure to transaction risk. In 2009 the Company sold a total of $95.9 million of product into the U.S. that had been produced in European-based currencies compared to sales into Europe of $34.3 million of product produced in U.S. dollars. This imbalance had a significant impact on the results of the Company. In 2009 the results were favorable as the dollar strengthened in comparison to other currencies. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.

        The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. In 2009, as a result of hedge accounting for the forward contracts, the Company recognized a decrease to net sales of $5.5 million and other income of $0.9 million. The fair value of forward contracts included on the balance sheet at December 31, 2009 was a net asset of $0.5 million.

        The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. Translation affects the comparability of both the income statement and the balance sheet. As shown in the table below, the translation impact on net sales was not significant in 2009. This is because the U.S. dollar strengthened against the euro during the first half of the year, while it weakened during the second half of the year.

	Percentage Sales Growth Over Prior Year
	2009	2008	2007
As Reported	(44.6)%	6.0%	13.4%
Without Currency Translation Impact	(42.8)	1.7	7.8

        The change in the exchange rate does affect the comparability of the balance sheet between 2009 and 2008 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar weakened 2.6 percent against the euro and 2.4 percent against the Danish kroner from December 31, 2008 to December 31, 2009. The weakening of the dollar has resulted in approximately 36 percent of the Company's total balance sheet being stated approximately 2.5 percent higher than the prior year.

Interest Rate Changes

        The Company has used interest rate swap agreements on a limited basis to manage the interest rate risk on its total debt portfolio. During March 2009 the Company settled both of its interest rate swap agreements due to repayment of the underlying debt agreements, resulting in a loss of $2.0 million recognized in the consolidated statement of operations as a component of loss on early retirement of debt.

        The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt	Variable Rate Debt
2010	$1.1	$140.9
2011	334.0	—
2012	1.4	—
2013	1.0	—
2014	0.7	—
2015 and Thereafter	—	—

Total	$338.2	$140.9

Liquidity and Capital Resources

        The Company's principal sources of liquidity have been cash flow from operations and from its various credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the U.S., Europe, and Asia-Pacific, as well as the private debt markets in the U.S. as discussed in Note 8 in the Notes to Consolidated Financial Statements.

        The Company determined, following the close of its 2008 fiscal year, that it would likely be unable to continue to meet the leverage ratio covenants in its various credit agreements as of the end of the first quarter of 2009. To avoid a default under the credit agreements, the Company entered into a Credit Agreement with Danfoss A/S on March 12, 2009, pursuant to which the Company had the ability to borrow up to $490 million (Original Credit Agreement). The Agreement had no financial covenants and was set to mature on September 30, 2010. Danfoss A/S is the Company's majority stockholder.

        During the third quarter of 2009, the Company determined that it would require additional liquidity of between $100 million and $150 million over the course of 2010 to meet its projected cash commitments. This additional cash requirement was driven by the Company's greatly reduced operating cash flows in 2009, the continued weakness in the global economy, and an anticipated increase in sales with the accompanying need to fund production activities and customer accounts receivable.

        On November 9, 2009, the Company entered into a new Credit Agreement (Danfoss Agreement) with Danfoss A/S. The Agreement was approved by the Company's Board of Directors on November 9, 2009 upon the recommendation of a special committee of the Board comprised exclusively of independent directors. Pursuant to the Danfoss Agreement, the Original Credit Agreement and a $50 million term loan from Danfoss A/S were terminated and replaced by a new unsecured credit facility permitting the Company to borrow up to $690 million from Danfoss A/S. The Company's borrowings under the Agreement will be due and payable in full on April 29, 2011. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

        The principal amount outstanding under the Danfoss Agreement bears interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the Agreement, plus 10.0 percent. The Company was required to pay a closing fee of $2.0 million to Danfoss A/S. The Agreement also requires the Company to pay a quarterly fee equal to 4.0 percent of the average daily unused portion of the $690 million credit facility. The Agreement contains customary representations and warranties regarding the Company and its business and operations. It also sets forth a number of events of default for, among other things, failure to pay principal and interest, breaches of representations, warranties and covenants and various events relating to the bankruptcy or insolvency of the Company or its subsidiaries.

        The Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future, recognizing that prior to April 29, 2011 the Company will need to either extend its current Credit Agreement with Danfoss A/S or obtain an alternative source of funding from either Danfoss A/S or a third party. However, unexpected events or circumstances, such as further reduced operating cash flows or prolonged or increased weakness in the global economy, could negatively impact the Company's liquidity to an extent that may require the Company to seek new or additional sources of cash prior to April 29, 2011.

Cash Flows from Operations

        Cash provided by operations was $86.8 million in 2009. Cash increased as a result of a $91.4 million decrease in accounts receivable, excluding the effects of currency, due primarily to reduced sales levels in 2009, as well as a $153.4 million decrease in inventories, excluding currency, due to lower production volume and inventory reduction efforts. These changes were offset by a $54.2 million decrease in accounts payable at the end of 2009 compared with the end of 2008, as well as a decrease in accrued liabilities of $20.7 million.

        Total cash of the Company increased $15.6 million from December 31, 2008 to December 31, 2009 largely due to the fact that borrowings from Danfoss require a 10-day notice, which makes it necessary for the Company to maintain a cash surplus to fund day-to-day operations. At December 31, 2009 cash balances in China totaled $21.9 million, an increase of $3.3 million from December 31, 2008. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls, it is difficult to transfer cash out of China for reasons other than payment for goods shipped into that country. As the Company continues to consider expanding its manufacturing capabilities in low-cost regions, it will make every effort to utilize the cash balances in those regions to fund future expansions. Total cash outside of China increased by $12.3 million in 2009.

Cash Used in Investing Activities

        Capital expenditures for 2009 totaled $43.0 million compared to $198.6 million in 2008. The decrease in 2009 is the result of lower capacity needs as sales were reduced due to the global economic downturn and management's increased focus on conserving cash.

Cash Used in Financing Activities

        The Company paid dividends of $8.7 million in the first quarter of 2009, which were declared in fourth quarter 2008. In 2008 the Company paid dividends of $34.7 million. Net borrowings provided approximately $22.3 million of cash during 2009 compared to $51.8 million in 2008. During 2009 the Company paid $10.6 million in debt origination fees related to the Original Credit Agreement and the Danfoss Agreement, and $10.1 million in debt extinguishment and interest rate swap settlement costs. In addition, the Company makes varying distributions to its noncontrolling interest partners from its various joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled approximately $17.7 million in 2009 compared to $13.9 million in 2008.

Contractual Cash Obligations

        The majority of the Company's contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company's future commitments under contractual obligations as of December 31, 2009:

Contractual Cash Obligations(1)	Total	2010	2011	2012	2013	2014	2015 and Thereafter
Long-term debt(2)	$479.1	$142.0	$334.0	$1.4	$1.0	$0.7	$0.0
Interest on long-term debt(3)	70.5	52.0	18.2	0.2	0.1	0.0	0.0
Capital leases	1.6	0.7	0.6	0.3	0.0	0.0	0.0
Operating leases	57.2	13.7	10.5	8.1	7.1	6.8	11.0
Rental and service agreements with related person Danfoss A/S	68.8	9.3	9.3	9.2	9.0	9.0	23.0

Total contractual cash obligations	$677.2	$217.7	$372.6	$19.2	$17.2	$16.5	$34.0

The following assumptions are used in the calculation of the contractual cash obligations:

(1)
Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2009 exchange rate.

(2)
The annual amount borrowed under revolving credit agreements does not change from the $140.9 million borrowed at December 31, 2009, through the maturity date of the agreements.

(3)
The margin rate on variable interest rate debt does not change from December 31, 2009. The base interest rate for future years is based on the interest yield curves as of December 31, 2009.

        In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. In 2010 the Company anticipates contributing $13.0 million to its pension and health benefit plans.

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

        Inventory Valuation    As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to over 15 percent of total assets at December 31, 2009. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) record expenses due to excess capacity, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.

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

        This requires the Company to periodically assess the estimated useful lives of its assets in order to match, through depreciation and amortization, the cost of those assets with the benefits derived over the period of usefulness. The useful lives of these assets can be shortened through greater use due to volume increases, a change in strategy regarding production of a certain product, rapidly changing technology such as the use of electronics and computer-operated controls, and through inadequate maintenance. Despite management's best efforts to determine the appropriate useful lives of its equipment, certain situations may arise that lead to an asset or group of assets becoming impaired, meaning their economic value becomes less than the value at which the Company is carrying the asset on its books. Examples of these situations are product rationalization efforts or restructuring of manufacturing facilities. When these situations arise, the Company tests the assets for impairment and will write down the asset in the period when the impairment becomes known. Goodwill is tested for impairment at least annually. Goodwill is also tested if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value (triggering event).

        The Company completes its annual goodwill impairment valuation on December 31 each year. In the first quarter of 2009 the market value of the Company had decreased and therefore was considered a triggering event which required goodwill to be tested for impairment. The Company has identified seven reporting units that are either operating segments or one level below operating segments. In performing the impairment valuation, the Company considers declines in market values, and reconciles the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount which would be received to sell the Company as a whole in an orderly transaction between market participants.

        When testing for goodwill impairment, the Company performs a first step of the goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a second step is performed to measure the amount of any impairment loss. The Company determined that the fair value of goodwill for the propel and mobile electronics reporting units was greater than their carrying values at both March 31, 2009 and December 31, 2009. However, the fair value of goodwill for the valves reporting unit was less than its carrying value at March 31, 2009 and the second step of testing was required to be performed.

        In the second step, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company determined that the implied fair value of goodwill for the valves reporting unit was less than its carrying value by $50.8 million which was recorded as a goodwill impairment charge in 2009.

        Estimates about fair value used in the first step of the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach is supported by other valuation approaches, such as similar transaction and guideline analyses. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. At December 31, 2009 the Company had $35.9 million of goodwill related to its propel and electronic components reporting units, which was tested for impairment and determined to not be impaired.

        The Company tests its long-lived assets for recoverability at any time that an event or change in circumstances occurs that indicates the carrying amount of the long-lived assets may not be recoverable. Events or circumstances that may trigger a recoverability test include a significant change in the market price of similar long-lived assets; a change in the use of the long-lived asset due to product rationalization efforts or restructuring of manufacturing facilities; a significant adverse change in legal factors, business climate, industry or economic conditions ; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; historical and projected operating losses associated with the use of a long-lived asset; or an expectation that more likely than not, a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. The Company reviews these factors quarterly to determine whether a trigger event has occurred. As a result of the challenging economic environment in 2009 the Company determined that the long-lived asset groups should be tested for recoverability.

        The Company has seven asset groups, which are the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities. Projected cash flows for each asset group are forecasted by the controllers responsible for the business of each asset group and evaluated by management. Revenue forecasts for 2010 through 2014 were derived consistently with the Company's long-term planning and forecasting process, taking into account such factors as historical growth rates, foreseen changes in future product offerings, government regulations, and improving market conditions. For years after 2014 the Company assumed a 3 percent growth rate. In the Company's testing at December 31, 2009, capital expenditures for maintenance were assumed to be approximately 2.5 percent of revenues for the motors asset group and 2 percent of revenues for the open circuit and steering asset groups due to the nature of the long-lived assets included in each of the asset groups and planned capital expenditures to maintain the current long-lived assets.

        Corporate costs for each functional area are forecasted, as well, and allocated to each asset group by the corporate controller using the same basis used for allocating actual costs for financial reporting. Allocated costs include sales and marketing, finance, human resources, and information technology. Each functional area is allocated based on an underlying allocation key. For example, sales and marketing costs are allocated based on a periodic time study that determines the amount of time spent to sell and market products in each asset group; information technology costs are allocated base on the number of licensed users working for each asset group, and finance and human resources are allocated based on sales revenue recognized by each asset group as a percent of total revenues.

        At December 31, 2009 the Company tested its asset groups for recoverability by comparing the carrying value of the net assets for each asset group to the number of years needed when summing the undiscounted operating cash flows for a projected period. The Company determined that no long-lived assets were impaired. Four of the asset groups had excess cash flows that were significant and required no further evaluation. The motors, open circuit and steering asset groups had lower levels of excess cash flow and were analyzed further as follows:

Asset Group	Projected Cash Flows Over Remaining Life	Projection Period(1)	Carrying Value of Net Assets	Excess
Motors	$103	7	$95	$8
Open Circuit	32	8	26	6
Steering	122	7	104	18

(1)
Number of years of projected cash flow needed to equal the carrying value of net assets.

        For all three assets groups tested the projected operating cash flows during the life of the primary asset were sufficiently greater than the carrying value of the asset group, and therefore residual values of long-lived assets at the end of that period were not quantified and additional testing to quantify the fair value of long-lived assets was not performed.

        Although the current economic environment appears to be improving, if it were to decline and negatively impact the Company's business, there can be no assurance that the Company's estimates and assumptions made for purposes of the Company's goodwill and long-lived asset impairment testing as of December 31, 2009 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, or the Company's stock price were to decline, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the next annual impairment test or if a triggering event requires an earlier impairment test to be performed. It is not possible at this time to determine if any such future impairment charge would result, or if it does, whether the charge would be significant.

        Valuation of Trade Receivables    The Company records trade receivables due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables, looking at the historical losses incurred as a percentage of net sales, and by monitoring the financial strength of its customers regarding specific outstanding accounts receivable balances. In addition, local customary practices have to be taken into account due to varying payment terms being applied in various parts of the world where the Company conducts its business. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of trade receivables is reviewed quarterly.

        Workers Compensation    The Company has an insurance policy to cover workers compensation claims in the U.S., in which the Company pays the first $0.25 million per claim, per incident. The Company establishes its workers compensation reserve based on historic growth factors of claims and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.

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

        Pensions    The Company has noncontributory defined benefit pension plans for a portion of its employees. In certain countries, such as the U.S. and the U.K., these plans are funded with plan assets whereas in other countries such as Germany, the plans have historically been unfunded, which is customary. In 2007 the Company started contributing to the German pension plans. The measurement of the Company's pension obligations and costs is dependent on a variety of assumptions determined by management and used by the Company's actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and other experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

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

        The Company's funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2010 the Company anticipates contributing $7.3 million to its U.S. plans, $2.2 million to its German plans, and $0.7 million to its U.K. plans.

        Postretirement Benefits Other Than Pensions    The Company provides postretirement health care benefits for certain employee groups in the U.S. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.

        The postretirement liability, which is determined on an actuarial basis, is recognized in the Company's Consolidated Balance Sheets and the postretirement expense is recognized in the Consolidated Statements of Operations. The Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. For guidance in determining this rate, the Company looks at investment yield trends available near year-end on corporate bonds rated AA. In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. As of December 31, 2009 a one-percentage point change in the assumed health care cost trend rate would impact the expense recognized in 2009 by $0.2 million and would affect the postretirement benefit obligation by $4.3 million. In 2010 the Company anticipates contributing $2.8 million to this plan.

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

New Accounting Policies

        In June 2009 the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162." The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards recognized by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The Codification does not change or alter existing GAAP and there was no impact on the Company's consolidated financial position or results of operations when it was adopted in the third quarter of 2009.

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

        The FASB issued new guidance contained within ASC 810-10, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" in December 2007. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted this guidance in the first quarter of 2009. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no impact on the previously reported financial position or results of operations.

        In March 2008 the FASB issued guidance contained within ASC 815-10, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The guidance amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted this guidance in the first quarter of 2009 and has included the expanded disclosures in the footnotes to the Consolidated Financial Statements.

        The FASB issued new guidance contained within ASC 260-10, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" in June 2008. The guidance provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance in first quarter 2009 with no impact on the consolidated financial statements.

        In May 2009 the FASB issued guidance contained within ASC 855-10, "Subsequent Events." This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as "recognized subsequent events." Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as "non-recognized subsequent events." It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this guidance in the second quarter of 2009 with appropriate disclosures added in Note 18.

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

Outlook

        Management expects sales to increase in 2010 compared to 2009 due to improved conditions in the markets the Company serves, in addition to customers who need to replenish their inventory levels. The growth in sales, combined with the fixed cost reductions achieved in 2009, should result in positive earnings from operations in 2010.

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

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, the Registrant conducted an evaluation of the effectiveness of the Registrant's internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Registrant's evaluation under the framework in Internal Control—Integrated Framework, the Registrant's management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding directors of the Company is set forth under the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 11, 2010 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the Company's code of conduct and code of ethics is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Code of Conduct and Code of Ethics" of the Proxy Statement, and is incorporated herein by reference. Information regarding the Company's audit committee is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Audit Committee" of the Proxy Statement and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other Senior Financial Staff are posted on the Company's website at http://ir.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II on page 16 of this report. Information regarding security ownership is set forth under the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related person transactions, is set forth in Note 15 in the Notes to Consolidated Financial Statements on pages F-38 and F-39 of this report, and is incorporated herein by reference.

        On November 9, 2009, the Company entered into a Credit Agreement (Danfoss Credit Agreement) with Danfoss A/S, which allows the Company to borrow up to $690 million under an unsecured revolving credit facility. The Danfoss Credit Agreement replaced a $490 million revolving credit facility and a $50 million term loan, both with Danfoss A/S, which had been entered in March 2009 and December 2008, respectively. Information regarding these relationships and loan transactions is set forth in Notes 8 and 15 in the Notes to Consolidated Financial Statements on pages F-21 through F-23 and F-38 through F-39 of this report, respectively, and is incorporated herein by reference.

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

(1)
The following consolidated financial statements and related information, included in Item 8, are filed as a separate section of this report:

      Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, on page F-1.

      Consolidated Balance Sheets as of December 31, 2009 and 2008, on page F-2.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008, and 2007, on page F-3.

      Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007, on page F-4.

      Notes to Consolidated Financial Statements, December 31, 2009, 2008, and 2007, on pages F-5 through F-42.

      Report of Management and Report of Independent Registered Public Accounting Firm, KPMG LLP, on pages F-43 through F-45.

  (2)
  The following schedule:

      Schedule II, Valuation and Qualifying Accounts, on page F-46.

      All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3)
  Exhibits

Exhibit No.	Description of Document
3.1	The Amended and Restated Certificate of Incorporation of the Company dated July 10, 2008, is attached as Exhibit 3.1 to the Company's Form 8-K filed on July 11, 2008, and is incorporated herein by reference.
3.2	The Amended and Restated Bylaws of the Company dated July 10, 2008, are attached as Exhibit 3.2 to the Company's Form 8-K filed on July 11, 2008, and are incorporated herein by reference.
4	The form of Certificate of the Company's Common Stock, $.01 Par Value, is attached as Exhibit 4 to the Company's Form 10-Q filed on August 16, 2000 and is incorporated herein by reference.
10.1(a)	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(b)	The form of Indemnification Agreement entered into between the Company and each of its directors and certain officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(c)	The Lease Agreement for the Company's Osaka, Japan, facility is attached as Exhibit 10.1(d) to the Company's Form 10-K filed March 14, 2005, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(d)	The Lease Agreement for the Company's Minneapolis, Minnesota, facility is attached as Exhibit 10.1(h) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(e)	Amendment No. 1 to the Lease Agreement for the Company's Minneapolis, Minnesota facility, effective March 1, 2003, is attached as Exhibit 10.1(e) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(f)	Amendment No. 2 to the Lease Agreement for the Company's Minneapolis, Minnesota facility, effective March 28, 2007, is attached as Exhibit 10.1(f) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(g)	The Lease Agreement for the Company's Shanghai/Pudong, China, facility is attached as Exhibit 10.1(j) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(h)	The Indenture of Lease agreement for the Company's Nordborg, Denmark, facility effective May 3, 2000, is attached as Exhibit 10.1(ah) to the Company's Form 10-K filed on March 30, 2001, and is incorporated herein by reference.
10.1 (i)	The Lease Agreement for the Company's leased facility in Caxias do Sul, Brazil, effective July 1, 2007, is attached as Exhibit 10.1(l) to the Company's Form 10-K filed on March 11, 2008, and is incorporated herein by reference.
10.1 (j)	The Lease Agreement for the Company's leased facility in Reggio Emilia, Italy, effective October 1, 2003, is attached as Exhibit 10.1(m) to the Company's Form 10-K filed on March 11, 2008, and is incorporated herein by reference.
10.1(k)	The Lease Agreement for the Company's leased facility in Bielany Wroclawskie, Poland, including Annex 1 effective May 16, 2008, and Annex 2 effective October 28, 2009, is attached hereto.
10.1(l)	The Lease Agreement for the Company's leased facility in Älmhult, Sweden, effective May 2007, is attached hereto.
10.1(m)	The Executive Employment Agreement with David J. Anderson dated January 1, 2003, is attached as Exhibit 10.1(m) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(n)	The Employment Contract effective as of January 1, 2009 by and between Sauer-Danfoss GmbH & Co. OHG and Sven Ruder is attached as Exhibit 10.2 to the Company's Form 8-K filed on January 21, 2009, and is incorporated herein by reference.
10.1(o)	The Executive Employment Agreement with Karl J. Schmidt dated December 15, 2008 and effective December 31, 2008, is attached as Exhibit 10.1(q) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(p)	The Employment Contract by and between Sauer-Danfoss GmbH & Co. OHG and Hans J. Cornett dated December 12, 2008, is attached as Exhibit 10.1(r) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(q)	The Termination Agreement between Sauer-Danfoss GmbH & Co. OHG and Hans J. Cornett dated October 23, 2009, and is attached hereto.
10.1(r)	The Employment Contract by and between Sauer-Danfoss GmbH & Co. OHG and Thomas Kittel dated January 23, 2009, is attached as Exhibit 10.1(s) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(s)	The Executive Employment Agreement with Henrik Krabsen dated December 15, 2008 and effective December 31, 2008, is attached as Exhibit 10.1(t) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(t)	The Executive Employment Agreement with Kenneth D. McCuskey dated December 15, 2008 and effective December 31, 2008, is attached as Exhibit 10.1(u) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(u)	The Executive Employment Agreement with Ronald C. Hanson dated December 15, 2008 and effective December 31, 2008, is attached as Exhibit 10.1(v) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(v)	The Executive Employment Agreement with Wolfgang Schramm dated December 15, 2008 and effective December 31, 2008, is attached as Exhibit 10.1(w) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(w)	The Employment Contract dated April 6, 2009 and effective as of May 1, 2009 by and between Sauer-Danfoss GmbH & Co. OHG and Jesper V. Christensen is attached as Exhibit 10.1 to the Company's Form 10-Q filed on May 6, 2009, and is incorporated herein by reference.
10.1(x)	The Change in Control Agreement between Sauer-Danfoss (US) Company Inc. and Charles K. Hall dated March 8, 2004, is attached hereto.
10.1(y)	The First Amendment to the Change in Control Agreement between Sauer-Danfoss (US) Company and Charles K. Hall dated December 20, 2008, is attached hereto.
10.1(z)	The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(aa)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(z) above is attached as Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ab)	The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(ac)	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company's Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
10.1(ad)	The Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(q) to Amendment No. 1 to the Company's Registration Statement filed on April 23, 1998, and is incorporated herein by reference.
10.1(ae)	The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan referred to in 10.1(ad) above is attached as Exhibit 10.1(x) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(af)	The Amendment to the Sauer-Danfoss Inc. Non-Employee Director Stock Option and Restricted Stock Plan effective December 4, 2002, is attached as Exhibit 10.1(ak) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.
10.1(ag)	The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1(ac) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.
10.1(ah)	The Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees dated December 9, 2003, is attached as exhibit 10.1(bk) to the Company's Form 10-K filed on March 15, 2004, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(ai)	First Amendment to the Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees, effective December 31, 2005, is attached as exhibit 9.1 to the Company's Form 8-K filed on December 7, 2005, and is incorporated herein by reference.
10.1(aj)	The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (As Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ao) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(ak)	Form of 2005 Performance Unit Award Agreement under the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as exhibit 10.1(bx) to the Company's Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.
10.1(al)	Form of Non-employee Director Restricted Stock Award Agreement under the Sauer-Danfoss Inc. Non-employee Director Stock Option and Restricted Stock Plan is attached as Exhibit 10.1(by) to the Company's Form 10-Q filed on May 10, 2005, and is incorporated herein by reference.
10.1(am)	The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees (As Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ar) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.
10.1(an)	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company's Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.1(ao)	Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.2 to the Company's Form 8-K filed on June 7, 2006, and is incorporated herein by reference.
10.1(ap)	Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.
10.1(aq)	Form of Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan Restricted Stock Award Agreement is attached hereto.
10.1(ar)	The 2008 Performance Unit Award Agreement with David J. Anderson dated March 12, 2008, is attached as Exhibit 10.1 to the Company's 10-Q filed on May 1, 2008, and is incorporated herein by reference.
10.1(as)	The Amended and Restated Award Agreement with David J. Anderson dated January 2, 2008, is attached as Exhibits 10.1 to the Company's Form 8-K filed on January 4, 2008, and is incorporated herein by reference.
10.1(at)	The Amended and Restated Award Agreement with David J. Anderson dated January 2, 2008, is attached as Exhibits 10.2 to the Company's Form 8-K filed on January 4, 2008, and is incorporated herein by reference.
10.1(au)	The Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan is attached as Exhibit 10 to the Company's Form 8-K filed on September 17, 2007, and is incorporated herein by reference.
10.1(av)	The Agreement dated December 8, 2008, by and among Sauer-Danfoss ApS, Schabmuller GmbH, Aurelius AG, and Aurelius Industriekapital GmbH is attached as Exhibit 10.1(bf) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(aw)	The Credit Agreement dated as of November 9, 2009 by and between Sauer-Danfoss and Danfoss A/S is attached as Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2009, and is incorporated herein by reference.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
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

Date: March 4, 2010

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

Signature	Title	Date

/s/ SVEN RUDER Sven Ruder	Director and President and Chief Executive Officer	March 4, 2010
/s/ JESPER V. CHRISTENSEN Jesper V. Christensen	Executive Vice President and Chief Financial Officer	March 4, 2010
/s/ KENNETH D. MCCUSKEY Kenneth D. McCuskey	Vice President and Chief Accounting Officer, Secretary	March 4, 2010
/s/ NIELS B. CHRISTIANSEN Niels B. Christiansen	Director	March 4, 2010
/s/ JØRGEN M. CLAUSEN Jørgen M. Clausen	Director	March 4, 2010
/s/ KIM FAUSING Kim Fausing	Director	March 4, 2010

/s/ PER HAVE Per Have	Director	March 4, 2010
/s/ WILLIAM E. HOOVER, JR. William E. Hoover, Jr.	Director	March 4, 2010
/s/ JOHANNES F. KIRCHHOFF Johannes F. Kirchhoff	Director	March 4, 2010
/s/ JOSEPH LOUGHREY Joseph Loughrey	Director	March 4, 2010
/s/ SVEN MURMANN Sven Murmann	Director	March 4, 2010
/s/ STEVEN H. WOOD Steven H. Wood	Director	March 4, 2010

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Net sales	$1,159,031	$2,090,513	$1,972,548
Cost of sales	1,031,078	1,654,903	1,544,846

Gross profit	127,953	435,610	427,702
Selling, general and administrative	209,713	258,491	233,809
Research and development	61,418	82,915	70,552
Impairment charges	50,841	58,208	—
Loss on sale of businesses and asset disposals	16,351	9,604	9,412

Total operating expenses	338,323	409,218	313,773

Operating income (loss)	(210,370)	26,392	113,929

Nonoperating Income (Expenses):
Interest expense	(50,171)	(25,654)	(23,789)
Interest income	1,775	1,026	1,048
Loss on early retirement of debt	(15,838)	—	—
Other, net	3,369	966	(3,589)

Nonoperating expenses, net	(60,865)	(23,662)	(26,330)

Income (loss) before income taxes	(271,235)	2,730	87,599
Income tax	(61,019)	(14,060)	(18,839)

Net income (loss)	(332,254)	(11,330)	68,760
Net income attributable to noncontrolling interest, net of tax	(13,512)	(17,811)	(21,562)

Net Income (Loss) attributable to Sauer-Danfoss Inc.	$(345,766)	$(29,141)	$47,198

Net Income (Loss) per common share, basic	$(7.15)	$(0.60)	$0.98

Net Income (Loss) per common share, diluted	$(7.15)	$(0.60)	$0.98

Weighted average basic shares outstanding	48,337,923	48,226,184	48,094,375
Weighted average diluted shares outstanding	48,337,923	48,226,184	48,326,637

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$38,790	$23,145
Accounts receivable (net of allowances of $5,640 and $5,210 in 2009 and 2008, respectively)	155,968	239,881
Inventories	177,574	325,496
Other current assets	65,553	51,946

Total current assets	437,885	640,468

Property, Plant and Equipment, net	513,487	598,435

Other Assets:
Goodwill	35,903	86,146
Other intangible assets, net	19,584	23,971
Deferred income taxes	54,458	106,984
Other	7,000	11,672

Total other assets	116,945	228,773

	$1,068,317	$1,467,676

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$54,069	$65,512
Long-term debt due within one year	142,007	58,005
Accounts payable	101,719	149,512
Accrued salaries and wages	58,169	79,322
Accrued warranty	28,820	25,491
Other accrued liabilities	30,806	42,075

Total current liabilities	415,590	419,917
Long-Term Debt	337,089	367,922

Other Liabilities
Long-term pension liability	72,400	90,966
Postretirement benefits other than pensions	41,047	37,971
Deferred income taxes	33,708	44,243
Other	13,889	28,756

Total other liabilities	161,044	201,936

Total liabilities	913,723	989,775

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2009 and 2008; issued and outstanding 48,384,205 in 2009 and 48,271,806 in 2008	484	483
Additional paid-in capital	334,873	334,847
Retained earnings (accumulated deficit)	(298,845)	46,921
Accumulated other comprehensive income	55,422	27,995

Total Sauer-Danfoss Inc. stockholders' equity	91,934	410,246
Noncontrolling interest	62,660	67,655

Total stockholders' equity	154,594	477,901

	$1,068,317	$1,467,676

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2007:
Beginning Balance	47,746,279	$477	$336,962	$98,277	$26,343	$53,448	$515,507

Comprehensive income:
Net income	—	—	—	47,198	—	21,562
Pension and postretirement adjustment	—	—	—	—	12,462	—
Unrealized gains on hedging activities	—	—	—	—	2,144	—
Currency translation	—	—	—	—	40,736	1,423
Total comprehensive income							125,525
Performance units vested	379,682	4	(4)	—	—	—	—
Restricted stock grant	23,500	—	—	—	—	—	—
Restricted stock and
performance unit compensation	—	—	4,390	—	—	—	4,390
Tax benefits on
performance unit compensation	—	—	145	—	—	—	145
Minimum tax withholding settlement	—	—	(8,971)	—	—	—	(8,971)
Noncontrolling interest distribution	—	—	—	—		(15,889)	(15,889)
Cash dividends declared ($.72 per share)	—	—	—	(34,663)	—	—	(34,663)

Balance December 31, 2007	48,149,461	481	332,522	110,812	81,685	60,544	586,044

Year Ended December 31, 2008:
Net income (loss)	—	—	—	(29,141)	—	17,811
Pension and postretirement adjustment	—	—	—	—	(22,440)	—
Unrealized losses on hedging activities	—	—	—	—	(6,861)	—
Currency translation	—	—	—	—	(24,389)	3,181
Total comprehensive loss							(61,839)
Performance units vested	110,837	2	(2)	—	—	—	—
Restricted stock grant	15,000	—	—	—	—	—	—
Restricted stock and
performance unit compensation	—	—	(2,070)	—	—	—	(2,070)
Tax benefits on performance unit compensation	—	—	1,534	—	—	—	1,534
Minimum tax withholding settlement	(3,492)	—	(1,590)	—	—	—	(1,590)
Reversal of tax valuation allowance	—	—	4,453	—	—	—	4,453
Noncontrolling interest distribution	—	—	—	—	—	(13,881)	(13,881)
Cash dividends declared ($.72 per share)	—	—	—	(34,750)	—	—	(34,750)

Balance December 31, 2008	48,271,806	483	334,847	46,921	27,995	67,655	477,901

Year Ended December 31, 2009:
Net income (loss)	—	—	—	(345,766)	—	13,512
Pension and postretirement adjustment	—	—	—	—	6,386	—
Unrealized gains on hedging activities	—	—	—	—	4,357	—
Currency translation	—	—	—	—	16,684	712
Total comprehensive loss						—	(304,115)
Performance units vested	101,899	1	(1)	—	—	—	—
Restricted stock grant, net of fortitures	10,500	—		—	—	—	—
Restricted stock compensation	—	—	253	—	—	—	253
Minimum tax withholding settlement	—	—	(226)	—	—	—	(226)
Noncontrolling interest distribution	—	—	—	—	—	(19,219)	(19,219)

Balance December 31, 2009	48,384,205	$484	$334,873	$(298,845)	$55,422	$62,660	$154,594

See accompanying notes to consolidated financial statements

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss) attributable to Sauer-Danfoss Inc.	$(345,766)	$(29,141)	$47,198
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	117,130	112,962	102,303
Noncontrolling interest	13,512	17,811	21,562
Restricted stock and performance unit compensation	253	(2,070)	4,390
Impairment charges	50,841	58,208	—
Loss on sale of businesses and asset disposals	16,351	9,604	9,412
Loss on early retirement of debt	15,838	—	—
Change in net pension and post-retirement benefits	(2,794)	(5,585)	(2,869)
Change in deferred income taxes	51,894	(25,937)	(1,983)
Minimum tax withholding payments on performance units	(226)	(1,590)	(8,971)
Change in operating assets and liabilities
Accounts receivable, net	91,434	71,679	(38,491)
Inventories	153,386	(16,799)	(36,578)
Prepaid and other current assets	(4,990)	(7,918)	(11,136)
Accounts payable	(54,197)	(14,495)	11,036
Accrued liabilities	(20,680)	23,596	(1,453)
Other	4,858	(6,807)	3,720

Net cash provided by operating activities	86,844	183,518	98,140

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(42,972)	(198,634)	(135,633)
Proceeds from sale of property, plant and equipment	4,507	11,141	6,496
Proceeds from sale of businesses, net of payment for acquisition, net of cash acquired	744	—	6,932
Advances to noncontrolling interest partners	(4,500)	—	—

Net cash used in investing activities	(42,221)	(187,493)	(122,205)

Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(15,685)	3,493	6,114
Net borrowings (repayments) on revolving credit facility	(58,705)	17,019	77,264
Repayments of long-term debt	(540,500)	(22,948)	(18,817)
Borrowings of long-term debt	637,232	54,235	6,875
Payments for debt financing costs	(10,575)	—	—
Payments of prepayment penalties	(8,064)	—	—
Settlement of interest rate swaps	(2,000)	—	—
Cash dividends	(8,689)	(34,728)	(33,636)
Distribution to noncontrolling interest partners	(17,694)	(13,881)	(15,889)
Other	—	1,534	145

Net cash provided by (used in) financing activities	(24,680)	4,724	22,056

Effect of Exchange Rate Changes on Cash	(4,298)	(4,393)	(314)

Cash and Cash Equivalents:
Net increase (decrease) during the year	15,645	(3,644)	(2,323)
Beginning balance	23,145	26,789	29,112

Ending balance	$38,790	$23,145	$26,789

Supplemental Cash Flow Disclosures:
Interest paid	$43,345	$22,876	$20,248

Income taxes paid	$2,741	$34,351	$26,933

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008, and 2007

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

        The consolidated financial statements represent the consolidation of all companies in which the Company has a controlling interest and are stated in accordance with accounting principles generally accepted in the U.S. All significant intercompany balances, transactions, and profits have been eliminated in the consolidated financial statements.

Use of Estimates—

        In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, incentive accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the recessionary economic conditions, tight credit markets, foreign currency, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Cash and Cash Equivalents—

        Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2009 cash and cash equivalents balances in China totaled approximately $21,900. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls it is difficult to transfer cash out of this country for reasons other than payment for goods shipped into the country.

Trade Receivables—

        The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical write-offs of accounts, aging of its receivables, and by monitoring the economic environment and financial strength of its customers. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The analysis of the valuation of trade receivables is performed quarterly.

Inventories—

        Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the first-in, first-out (FIFO) inventory valuation method. The percentage of year-end inventory valued under the LIFO and FIFO cost methods was 9% and 91%, respectively, for 2009, and 11% and 89%, respectively, for 2008.

Property, Plant and Equipment and Depreciation—

        Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($21,732, $45,818, and $45,580 in 2009, 2008, and 2007, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Goodwill and Other Intangible Assets—

        Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. Goodwill is not amortized, but tested for impairment at least annually or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company recorded a goodwill impairment charge of $50,841 and $22,900 in 2009 and 2008, respectively. See Note 6 for further discussion.

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

        In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as field recalls and in these instances, the Company records a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Due to the sporadic and infrequent nature of field recalls, and the potential for a range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis. In December 2009 the Company became aware of a

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

new field recall for which the number of units and cost per unit to repair are still uncertain as no loss estimate within this range is more likely than another. The Company had determined that the range of probable loss for this field recall is from $8,000 to $26,000. The Company has accrued $8,000 for this field recall as of December 31, 2009.

        The following table represents the change in the Company's accrued warranty and field recall liability:

	December 31,
	2009	2008	2007
Balance, beginning of period	$25,491	$19,401	$17,022
Payments	(18,474)	(22,856)	(17,664)
Provisions for warranties and field recalls	21,456	28,996	19,167
Currency impact	347	(50)	876

Balance, end of period	$28,820	$25,491	$19,401

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

2009 and 2008 excludes the dilutive effect of restricted stock and performance units as these shares are anti-dilutive.

	Net Income (Loss)	Shares	Earnings (Loss) Per Share
December 31, 2009
Basic net loss	$(345,766)	48,337,923	$(7.15)
Effect of dilutive securities:
Restricted stock	—	—	—
Performance units	—	—	—

Diluted net loss	$(345,766)	48,337,923	$(7.15)

December 31, 2008
Basic net loss	$(29,141)	48,226,184	$(0.60)
Effect of dilutive securities:
Restricted stock	—	—	—
Performance units	—	—	—

Diluted net loss	$(29,141)	48,226,184	$(0.60)

December 31, 2007
Basic net income	$47,198	48,094,375	$0.98
Effect of dilutive securities:
Restricted stock	—	24,696	—
Performance units	—	207,566	—

Diluted net income	$47,198	48,326,637	$0.98

Fair Value of Financial Instruments—

        The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.

        The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities and credit characteristics. At December 31, 2009 the Company estimated the fair value of its long-term debt, including amounts due within one year, to be the same as its carrying value of $479,096. At December 31, 2008 the Company estimated the fair value of its long-term debt, including amounts due within one year, at $425,273 compared to its carrying value of $425,927. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

        The fair value of derivative instruments is discussed in Note 7.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

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

        Until March 2009, the Company used interest rate swaps to establish fixed interest rates on outstanding borrowings. There was no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives was recorded in accumulated other comprehensive income (loss). The Company utilizes forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.

        When, and if, a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting is discontinued and any past or future changes in the derivative's fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the statement of operations. Any changes in fair values of derivatives not qualifying as hedges would be reported immediately in other income (expense) on the consolidated statement of operations; however, the Company did not have any derivatives that did not qualify as hedges in 2009 or 2008, other than disclosed in Note 7.

Employee Stock-Based Compensation—

        The fair value method is used to account for employee-stock compensation.

New Accounting Principles—

        In June 2009 the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards recognized by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

The Codification does not change or alter existing GAAP and there was no impact on the Company's consolidated financial position or results of operations when it was adopted in the third quarter of 2009.

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

        The FASB issued new guidance contained within ASC 810-10, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" in December 2007. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted this guidance in the first quarter of 2009. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no impact on the previously reported financial position or results of operations.

        In March 2008 the FASB issued guidance contained within ASC 815-10, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The guidance amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted this guidance in the first quarter of 2009 and has included the expanded disclosures in Note 7.

        The FASB issued new guidance contained within ASC 260-10, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" in June 2008. The guidance provides guidance on the calculation of earnings per share and indicates that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and therefore the two-class method should be applied in calculating basic and diluted earnings per share. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance in first quarter 2009 with no impact on the consolidated financial statements.

        In May 2009 the FASB issued guidance contained within ASC 855-10, "Subsequent Events." This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as "recognized subsequent events." Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as "non-recognized subsequent events." It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies: (Continued)

Company adopted this guidance in the second quarter of 2009 with appropriate disclosures added in Note 18.

(2) Sale of Businesses and Termination of Joint Venture:

        In 2009 the Company sold the assets of its steering column business which was located in Kolding, Denmark, recognizing a loss on sale of approximately $2,700 in the Work Function segment. The loss was related to the write-down of inventory and machinery to the proceeds of the sale, which approximated fair value. Also included in the loss amount was severance costs for employees at the Kolding location because the buyer moved production operations to a different location. The Company acquired the steering column business in May 2007 in a stock transaction. The purchase price was allocated to inventory and property, plant, and equipment. Goodwill of approximately $2,800 represented the excess of cost over the fair value of net tangible assets. The goodwill was impaired in 2008 in connection with the impairment of the steering reporting unit. The Company had consolidated the financial results since the date of acquisition through the date of disposition.

        In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of the transaction occurred in 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed. A loss of approximately $6,300 and $8,400 in 2009 and 2008, respectively, is reported in the Controls segment. In 2008 the machinery and inventory were written down to the proceeds expected to be received upon transfer of the assets. The expense in 2009 relates to the write-off of a customer relationship intangible asset, employee retention costs, and additional write-downs to machinery and inventory balances due to revisions of the sales agreement during 2009. The Company will receive a commission payment from the purchaser through 2012; the amount will be based on the level of electric motors sales made by the purchaser.

        In April 2007 the Company sold its direct current (DC) motor business. The sale resulted in a loss of approximately $6,600, including transaction costs. The loss is reported in the Controls segment.

        The Company sold the assets and product lines located in the Swindon, England location in June 2007. The Company recognized a net loss on the sale of approximately $2,400, including transaction costs, reported in the Work Function segment. The Company had anticipated ending production at this location by the end of 2006 and had established an accrual with the expectation that termination payments would be made to employees at the time production ended. A severance accrual of approximately $1,900, established during 2006, was reversed at the time of sale. The reversal of the accrual was reflected as an offset to the loss on sale of business calculation.

        In July 2009 the Company and Topcon Positioning Systems, Inc. (Topcon), the noncontrolling interest partner, agreed to terminate the joint venture they have operated since April 2001 through TSD Integrated Controls, LLC (TSD). The termination was effective September 1, 2009 but is subject to a three-year wind down period as contemplated in the 2001 Joint Venture Agreement. During the wind-down period, the Company and Topcon will each receive distributions of certain assets of TSD and royalties on sales of TSD products. The effects of this wind-down will not have a material impact on the Company's operations.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(3) Restructuring Charges:

        In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. Costs related to the Lawrence plant closing are included in the Work Function segment. This project is expected to be completed in the first half of 2010.

        In December 2008 the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In 2007, in preparation for disposing of the direct current (DC) electric motor business the Company incurred restructuring costs to transfer all DC production lines to one location and all alternating current (AC) production lines to another location. The costs related to the closure of Hillsboro, the transfer of electric motors production lines, and costs related to the relocation of certain production lines between facilities are included in the Controls segment. The relocation of production activities from Hillsboro was completed in 2009. The other projects were completed in 2008. The Company sold its AC electric motor business related to the material handling market in June 2009 and its DC electric motor business in April 2007. The losses related to the sale of businesses of approximately $6,300, $8,400 and $6,600, in 2009, 2008 and 2007, respectively, are not included in the restructuring numbers below.

        The Company announced its plans to close its LaSalle, Illinois plant, outsourcing certain products to reduce costs and increase efficiencies in March 2006. Costs related to the LaSalle plant closing, in addition to costs related to the relocation of certain production lines between production facilities in the U.S are included in the Propel segment. These projects were completed in 2007.

        In 2006 the Company announced plans to discontinue production of certain product lines manufactured in Swindon, England and incurred restructuring costs in anticipation of this shutdown. In June 2007, the assets related to this production facility were sold and accruals which were no longer needed were reversed. This activity is included in the Work Function segment. The approximately $2,400 of costs incurred in 2007 related to the sale of the production assets are not included in the restructuring numbers below.

        The following table summarizes the restructuring charges incurred, as well as the cumulative charges incurred to date on these projects.

	Propel	Work Function	Controls	Total
Charges incurred in 2009	$—	$3,699	$8,704	$12,403
Charges incurred in 2008	—	—	1,007	1,007
Charges incurred in 2007	5,477	—	4,874	10,351
Cumulative charges incurred	13,767	3,699	14,585	32,051
Cumulative charges expected to be incurred	13,767	8,100	14,585	36,452

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(3) Restructuring Charges: (Continued)

        The restructuring costs incurred are reported in the statement of operations as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss on Disposal of Fixed Assets	Total
Charges incurred in 2009	$5,813	$4,500	$2,090	$12,403
Charges incurred in 2008	40	585	382	1,007
Charges incurred in 2007	9,662	669	20	10,351
Cumulative charges incurred	23,805	5,754	2,492	32,051
Cumulative charges expected to be incurred	25,706	8,254	2,492	36,452

        The following table summarizes the restructuring charges incurred and the activity in accrued liabilities during 2009, 2008 and 2007.

	Employee Termination Costs	Building and Lease Cancellation Costs	Accelerated Depreciation and Loss on Asset Disposals	Equipment Moving Costs	Other	Total
Balance as of January 1, 2007	$3,115	$—	$—	$—	$—	$3,115
Charges to expense	600	—	20	3,993	5,738	10,351
Reversal of accrual due to sale of business	(1,915)	—	—	—	—	(1,915)
Payments made	(1,425)	—	(20)	(3,993)	(5,738)	(11,176)

Balance as of December 31, 2007	375	—	—	—	—	375
Charges to expense	625	—	382	—	—	1,007
Payments made	(375)	—	(382)	—	—	(757)

Balance as of December 31, 2008	625	—	—	—	—	625
Charges to expense	2,275	2,162	4,569	829	2,568	12,403
Payments made	(2,049)	(1,607)	(4,569)	(829)	(2,568)	(11,622)

Balance as of December 31, 2009(1)	$851	$555	$—	$—	$—	$1,406

(1)
The remaining $851 of accrued employee termination costs will be paid in 2010. The $555 of accrued lease costs relate to future lease payments that will be paid through December 2010.

        The employee termination costs in the table above relate to the restructuring projects described in this footnote. The table excludes approximately $32,600 and $15,500 of employee termination costs in 2009 and 2008, respectively, related to headcount reductions that were the result of reduced sales volumes related to

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(3) Restructuring Charges: (Continued)

the worldwide economic downturn. The liability in the balance sheet related to these employee termination costs was approximately $12,000 and $10,200 at December 31, 2009 and 2008, respectively.

(4) Inventories:

        The composition of inventories is as follows:

	December 31,
	2009	2008
Raw materials	$89,063	$153,570
Work in progress	44,176	64,329
Finished goods and parts	64,263	131,758
LIFO allowance	(19,928)	(24,161)

Total	$177,574	$325,496

        The Company recorded LIFO decrements of approximately $25,900 and $8,800 in 2009 and 2008, respectively.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(5) Property, Plant and Equipment and Property Held for Disposal:

        The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2009	2008
Cost—
Land and improvements	$16,785	$16,624
Buildings and improvements	156,008	152,929
Machinery and equipment	1,022,728	1,021,851
Construction in progress	46,418	103,545
Plant and equipment under capital leases	4,700	17,998

Total costs	1,246,639	1,312,947
Less—accumulated depreciation	(733,152)	(714,512)

Net property, plant and equipment	$513,487	$598,435

        Depreciation expense for 2009, 2008, and 2007 was $115,252, $110,934, and $100,074, respectively.

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

        The Company exercised the buy-out option in the capital lease for the building in Odense, Denmark in 2009. This location was previously used for the design and manufacture of electric drives until the business was exited in the second quarter of 2009 as discussed in Note 3. The Company intends to sell the building, which has a carrying value of approximately $9,600. The building is classified in other current assets in the Controls segment.

        In 2007 the Company decided that the land and building at the LaSalle, Illinois location would be sold. This property was classified in other current assets with a carrying value of approximately $1,800 in the Propel segment on the consolidated balance sheet at December 31, 2007. In 2008 the property was sold for a gain of approximately $1,400. The gain was reported in the Propel segment.

        In 2003 the Company closed a manufacturing facility in West Branch, Iowa and determined the land and building would be sold. In 2007 the location was sold for approximately $3,300. The loss on sale of land and building of approximately $300 is reported in the Work Function segment.

(6) Goodwill and Intangible Assets:

        Goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of deteriorating economic conditions the Company completed a goodwill impairment test as of March 31, 2009, in addition to its annual impairment test as of December 31, 2009.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(6) Goodwill and Intangible Assets: (Continued)

        The Company has identified seven reporting units that are either operating segments or one level below operating segments. As an overall reasonableness test in its step one analysis the Company reconciled the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price at the measurement date), plus a reasonable control premium, which is estimated as that amount which would be received to sell a majoity share of the Company in an orderly transaction between market participants versus the market value of the minority shares as evidenced by the stock price.

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

        The Company considered the decrease in its market value in the first quarter of 2009 to be a triggering event that required goodwill to be tested for impairment at March 31, 2009. As a result of that testing the Company determined that the implied fair value of goodwill for the valves reporting unit was less than its carrying value by $50,841, which was recorded as a goodwill impairment charge. At December 31, 2009 the Company has $35,903 of goodwill related to its propel and mobile electronics reporting units which was tested for impairment, as required annually. The fair value of the propel and mobile electronics reporting units substantially exceeded the goodwill amounts, resulting in no impairment.

        In 2008 the Company determined that the implied fair value of goodwill for the motors, steering, and electric drives reporting units was less than its carrying value by $22,908, which was recorded as a goodwill impairment charge in 2008.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(6) Goodwill and Intangible Assets: (Continued)

        The changes in the carrying amounts of goodwill for the years ended December 31, 2008 and 2009 are as follows:

	Propel Segment	Work Function Segment	Controls Segment	Total
Balance at January 1, 2008	$27,910	$18,018	$68,572	$114,500
Purchase price adjustment on 2007 acquisition	—	243	—	243
Reversal of valuation allowance on deferred tax asset	(426)	(219)	(263)	(908)
Impairment	—	(17,361)	(5,547)	(22,908)
Translation adjustment	(833)	(681)	(3,267)	(4,781)

Balance at December 31, 2008	26,651	—	59,495	86,146
Impairment	—	—	(50,841)	(50,841)
Translation adjustment	440	—	158	598

Balance at December 31, 2009	$27,091	$—	$8,812	$35,903

        The following table summarizes the components of the other intangible asset balances at December 31, 2009 and 2008:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2009
Cost	$19,000	$10,700	$1,334	$2,137	$33,171
Accumulated amortization	(4,887)	(6,417)	(320)	(1,963)	(13,587)

Other intangible assets, net	$14,113	$4,283	$1,014	$174	$19,584

December 31, 2008
Cost	$19,000	$11,366	$7,836	$2,291	$40,493
Accumulated amortization	(4,344)	(6,370)	(4,168)	(1,640)	(16,522)

Other intangible assets, net	$14,656	$4,996	$3,668	$651	$23,971

        The weighted average useful lives for the intangible assets are 35, 15, and 4 years for trade name, technology, and customer relationships, respectively. Amortization of intangible assets was $1,878, $2,028, and $2,229 in 2009, 2008, and 2007, respectively. Amortization expense is expected to be approximately $1,400 annually in 2010 through 2013, and $1,300 in 2014.

(7) Fair Value and Derivative Financial Instruments:

        The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include the Company's derivative instruments, related to both foreign currency exchange and interest rates, which are recognized at fair value. All derivative instruments are designated as

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(7) Fair Value and Derivative Financial Instruments: (Continued)

and qualify for hedge accounting treatment, other than those contracts that no longer qualify as highly effective. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

        The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

		December 31,
	Balance Sheet Classification
		2009	2008
Assets:
Foreign currency exchange contracts	Other current assets	$791	$1,560
Foreign currency exchange contracts	Other assets	—	547

		$791	$2,107

Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$322	$5,434
Interest rate swap contracts	Other liabilities	—	1,897

		$322	$7,331

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

        The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	December 31,
	2009	2008
U.S. dollar	19,800	60,550
Euro	—	22,000

        Interest rate swaps, designated as cash flow hedges, were used by the Company to establish fixed interest rates on outstanding borrowings. At December 31, 2008 the Company had two interest rate swaps outstanding, with a combined notional amount of $34,027. The interest rate swaps were settled in 2009 for a loss of $2,000 in connection with the debt repayment discussed in Note 8.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(7) Fair Value and Derivative Financial Instruments: (Continued)

        Changes in the fair value of derivative financial instruments are recognized in the statement of operations or in stockholders' equity as a component of other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. The amount of gain (loss), net of tax, recorded as a component of accumulated other comprehensive income was:

	December 31,
	2009	2008
Foreign currency exchange contracts	$208	$(2,962)
Interest rate swap contracts	—	(1,187)

	$208	$(4,149)

        At December 31, 2009 the Company expects to reclassify $208 of gain, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

        The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for 2009 and 2008:

	December 31,
Statement of Operations Classification	2009	2008
Net Sales	$(5,487)	$7,805
Other, net	864	(504)
Interest expense, net	(151)	(278)

	$(4,774)	$7,023

        The Company formally assesses at a hedge's inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective. When it is determined that a derivative has ceased to be highly effective as a hedge the Company discontinues hedge accounting prospectively. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income or expense, net. In 2009 the Company had derivative contracts with notional amounts of $3,300 that no longer qualified for hedge accounting as the

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(7) Fair Value and Derivative Financial Instruments: (Continued)

sales were not expected to occur in the month originally specified. In 2009 income of $376 was recognized in other, net related to changes in the fair value of derivative contracts that were no longer deemed highly effective, which is included in the $864 in the table above. The sales related to the derivative contracts no longer deemed highly effective occurred within two months following the originally specified period. All derivative contracts qualified for hedge accounting in 2008.

        In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of operations. Except for the hedge ineffectiveness discussed above, there was no other significant hedge ineffectiveness in 2009. There was no significant hedge ineffectiveness in 2008.

(8) Long-Term Debt:

        Long-term debt outstanding at December 31, 2009 and 2008 consisted of the following:

	2009		2008
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Danfoss A/S Multicurrency Term Loan and Revolving Credit Facilities	$140,869	$332,370	$—	$—
Danfoss A/S Loan	—		—	50,000
Multicurrency Revolving and Term Loan Facility	—	—	56,461	201,115
Multicurrency Term Loan Facility	—	—	—	83,934
U.S. 2000 Senior Notes	—	—	—	24,000
Other Borrowings	1,138	4,719	1,544	8,873

Total	$142,007	$337,089	$58,005	$367,922

Related Person Loans

        In November 2009, the Company entered into a new unsecured term loan and revolving credit facility with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which replaced the Original Credit Agreement discussed below. Under the Danfoss Agreement the Company may borrow up to $690,000. The principal amount outstanding under the Danfoss Agreement bears interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the Danfoss Agreement, plus 10%. The balance of the revolving credit facilities at December 31, 2009 was $140,869, and the loans had a weighted average interest rate of 10.3%. The Danfoss Agreement also includes term loans of 92,000 euro (approximately $132,000) and $200,000, which accrue interest at an annual rate of 11.8% and 11.4%, respectively. The Company was required to pay a closing fee of $2,000 to Danfoss A/S, which was capitalized and will be amortized to interest expense over the term of the Danfoss Agreement. The Company pays a quarterly commitment fee equal to 4% of the average daily unused portion of the Danfoss Agreement. The Company incurred commitment fee expense of $1,231 in 2009. The Company's

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(8) Long-Term Debt: (Continued)

borrowings under the Danfoss Agreement will be due and payable in full on April 29, 2011. Prior to April 29, 2011 the Company will need to either extend its current Credit Agreement with Danfoss A/S or obtain an alternative source of funding from either Danfoss A/S or a third party. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions. The Danfoss Agreement contains customary representations and warranties regarding the Company and its business and operations. It also sets forth a number of events of default for, among other things, failure to pay principal or interest, breaches of representations, warranties and covenants and various events relating to the bankruptcy or insolvency of the Company or its subsidiaries.

        In March 2009, the Company entered into a Multicurrency Term Loan and Revolving Credit Facilities agreement with Danfoss A/S (the Original Credit Agreement), which was scheduled to mature on September 30, 2010, but was terminated in November, 2009 and replaced by the Danfoss Agreement discussed above. Under the Original Credit Agreement the Company was able to borrow up to $490,000. Borrowings under the Original Credit Agreement bore interest at LIBOR, CIBOR or EURIBOR, plus a margin of 8.0%. The Original Credit Agreement also included term loans of 92,000 euro and $180,000, which accrued interest at an annual rate of 9.8% and 9.4%, respectively. Debt issuance costs of approximately $8,600 were capitalized but subsequently taken to interest expense when the Original Credit Agreement was replaced by the Danfoss Agreement. The Company was also required to pay a commitment fee of 4.0% on the unused portion of the Original Credit Agreement. In 2009 the Company recognized commitment fee expense of $2,311. Proceeds from these borrowings were used to pay off the Multicurrency Revolving and Term Loan Facilities and the U.S. 2000 Senior Notes.

        In December 2008, the Company borrowed $50,000 from Danfoss A/S (the Danfoss A/S Loan). The unsecured term loan had a maturity date of December 9, 2011 and bore interest at an annual rate of 4.02%. The Company paid a facility fee of 10 basis points. The Danfoss A/S Loan was terminated in November, 2009 with its balance rolled into the Danfoss Agreement, as described above.

        Approximately $5,100 of unamortized debt issuance costs related to both the Original Credit Agreement and the Danfoss A/S Loan were expensed in 2009 as a result of the Danfoss Agreement.

Multicurrency Facilities

        In December 2005, the Company entered into a Multicurrency Revolving Facility Agreement which was modified in July 2006 (the Agreement). Borrowings under the Agreement bore interest at a rate based on either the relevant interbank offering rate plus a margin, Federal Funds plus 0.5%, or the prevailing Prime Rate. The margin on the interbank offering rate option ranged from 0.5% to 1.125%, depending upon the Company's ratio of net debt to EBITDA, as defined. Outstanding borrowings under the Agreement were repaid during March 2009. The Company wrote off $600 of unamortized debt issuance costs related to the loans.

        In December 2005, the Company entered a term loan facility, under which it borrowed $30,000 in U.S. dollars at a fixed interest rate of 5.74% and 38,450 euro (approximately $53,900 using the December 31, 2008 exchange rate) at a fixed interest rate of 4.05% over the ten-year term of the loan. The U.S. dollar portion of the loan was repaid in March 2009 along with a prepayment penalty of approximately $4,400.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(8) Long-Term Debt: (Continued)

The euro portion of the loan was repaid in April 2009 along with a prepayment penalty of approximately $3,300.

U.S Borrowings

        In October 2000, the Company issued $35,000 of 8.07% Senior Notes with scheduled annual payments starting on September 30, 2008, through September 30, 2010. The Notes were repaid during March 2009. The Company paid a prepayment penalty of approximately $400 and in addition, wrote off $50 of unamortized debt issuance costs related to the loans.

Other Borrowings

        The Company borrows locally when favorable terms are available. In May 2007, the Company borrowed $150 from the Ames, Iowa Economic Development Commission. The loan bears interest at an annual rate of 4.13%, and the outstanding balance on the loan at December 31, 2009 was $103. In December 2006, the Company borrowed $750 from the Iowa Department of Economic Development. The loan does not bear interest, and the outstanding balance at December 31, 2009 was $643. In April, 2005 the Company borrowed 150,000 Indian rupee from The Hong Kong and Shanghai Banking Corporation. The loan bears interest at a variable rate ranging from 8.20% to 9.36%, and had an outstanding balance of 134,488 Indian rupee (approximately $2,870) at December 31, 2009. In February, 2007 the Company borrowed 150,000 Indian rupee from Deutsche Bank AG. The loan bears interest at an annual rate of 11.75%, and the outstanding balance at December 31, 2009 was 105,000 Indian rupee (approximately $2,241). A Danish subsidiary maintains a line of credit for purposes of centralizing cash management for the European locations. Sauer-Danfoss Inc. guarantees this line of credit up to 20,000 euro (approximately $28,000).

Loss on Early Retirement of Debt

        A loss on early retirement of debt of $15,838 was recognized during 2009. The total loss consisted of $8,064 of prepayment penalties, $2,000 to settle outstanding interest rate swap agreements related to the debt repaid, and $5,774 to write-off unamortized deferred financing costs.

Repayment of Borrowings

        Payments required to be made on long-term debt outstanding as of December 31, 2009 during the years ending 2010 through 2014 and for 2015 and thereafter are $142,007, $334,071, $1,367, $986, $665 and $0, respectively.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(9) Pension and Postretirement Benefits other than Pensions:

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

Pension Benefits

        Pension expense for 2009, 2008, and 2007 for these defined benefit plans consists of the following components:

	December 31,
	2009	2008	2007
Service cost	$4,021	$4,371	$4,637
Interest cost	13,573	13,635	12,593
Expected return on plan assets	(11,144)	(12,202)	(10,643)
Amortization of prior service cost	(231)	(318)	49
Amortization of net loss	2,886	1,871	2,847

Net periodic pension expense	$9,105	$7,357	$9,483

        The Company incurred $1,036 of curtailment expense in 2007 related to discontinuing production of certain product lines manufactured in Swindon, England. The curtailment expense is not included in the net periodic pension expense disclosed above.

        The Company expects to incur income of $303 related to the amortization of prior service costs and expense of $5,431 for amortization of net loss in 2010.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(9) Pension and Postretirement Benefits other than Pensions: (Continued)

        The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31,
	2009	2008
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(220,473)	$(228,931)
Service cost	(4,021)	(4,371)
Interest cost	(13,573)	(13,635)
Plan participant contributions	(1,068)	(1,411)
Plan amendments	—	(100)
Plan curtailment(1)	2,427	—
Actuarial gain (loss)	(9,554)	2,363
Benefit payments	13,648	10,412
Effect of exchange rate changes	(5,667)	15,200

Benefit obligation at December 31	(238,281)	(220,473)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	135,550	160,095
Actual return on plan assets	23,353	(28,896)
Employer contributions	10,415	27,574
Effect of exchange rate changes	5,019	(16,103)
Plan participant contributions	1,068	1,411
Benefit payments	(11,045)	(8,531)

Fair value of plan assets at December 31	164,360	135,550

Funded status at December 31	(73,921)	(84,923)

Net amount recognized	$(73,921)	$(84,923)

(1)
Reduced benefit obligation due to plan curtailment related to the significant reduction in plan participants in the U.S. plan.

        Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2009	2008
Long-term pension liability, net(1)	$(72,029)	$(84,923)
Current pension liability	(1,892)	—

Net amount recognized	$(73,921)	$(84,923)

(1)
Includes plan assets of $371 and $6,043 in 2009 and 2008, respectively, that is included in other assets.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(9) Pension and Postretirement Benefits other than Pensions: (Continued)

        The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected and accumulated benefit obligations in excess of plan assets as of December 31, 2009 and 2008 were as follows:

	Projected and Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2009	2008	2009	2008
Projected benefit obligation	$133,780	$135,909	$54,199	$48,606
Accumulated benefit obligation	124,967	121,046	52,475	—
Fair value of plan assets	90,988	75,502	22,702	18,048

        Amounts recorded in accumulated other comprehensive income as of:

	December 31,
	2009	2008
Actuarial loss	$65,002	$71,899
Prior service cost	(3,391)	(3,607)

	$61,611	$68,292

        These amounts have not yet been recognized as components of net periodic pension expense.

        Significant assumptions used in determining pension expense and related pension obligations are as follows:

	December 31,
	2009	2008	2007
Discount Rates
United States	6.00%	6.25%	6.50%
Germany	5.30	5.75	5.50
United Kingdom	5.70	6.70	6.00
Rates of increase in compensation levels
United States	3.50	3.50	3.50
Germany	2.50	3.50	3.50
United Kingdom	4.60	3.70	4.50
Expected long-term rate of return on assets
United States	8.50	8.50	8.50
Germany	5.25	4.66	4.84
United Kingdom	6.10	6.30	6.30

        The discount rate assumptions were based on investment yields available on AA rated long-term corporate bonds with cash flows that are similar to expected benefit payments.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(9) Pension and Postretirement Benefits other than Pensions: (Continued)

        The expected return on plan assets is based on the asset allocation mix and the historical return, taking into account current and expected market conditions.

Plan Assets

        The target asset allocation for the U.S. pension assets, on average, is 60% in equity securities and 40% in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 8.5% measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 11.0% and fixed income securities produce an average annual yield of 6.0%.

        The target asset allocation for the U.K. pension assets, on average, is 42% in equity securities, 50% in fixed income securities, and 8% in cash. This allocation is expected to earn an average annual rate of return of approximately 6.0%.

        The target asset allocation for the German pension assets is 10% in equity securities and 90% in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 4.5% measured over a long-term planning horizon. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 7 to 8% and fixed income securities produce an average annual yield of 2.5 to 3%.

        The weighted average asset allocations by asset category for the pension plans at December 31 are as follows:

	U.S. Plans		U.K. Plans		German Plans
	2009	2008	2009	2008	2009	2008
Equity securities	66%	53%	42%	39%	14%	7%
Fixed income securities	33	45	50	48	81	91
Other	1	2	8	13	5	2

Total	100	100	100	100	100	100

        The following table presents the Company's plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(9) Pension and Postretirement Benefits other than Pensions: (Continued)

identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Level 1	Level 2	Level 3	Total
Fixed income securities
Corporate bonds	$—	$23,966	$—	$23,966
U.S. government and agencies	—	8,059	—	8,059
Mortgage backed and asset backed securities	—	5,765	—	5,765
International index-linked government securities	31,938	—	—	31,938
Other	—	875	—	875
Cash equivalents and short-term investments	5,896	2,113	—	8,009
Equity securities
Common and preferred stock	2,305	—	—	2,305
Common/collective/pooled funds	690	37,633	—	38,323
Derivatives	29	—	—	29
International equity	44,871	—	—	44,871

Total	$85,729	$78,411	$—	$164,140

Receivables				244
Payables				(24)

Total plan assets				$164,360

        Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

        Cash equivalents and short-term investments are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments.

        Common and preferred stock equity securities and international equity securities are valued using a market approach based on quoted market prices. Common/collective/pooled funds are common or collective trusts valued at their net asset values that are calculated by the investment manager or fund sponsor based on the quoted market prices of the underlying investments.

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(9) Pension and Postretirement Benefits other than Pensions: (Continued)

        The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2009, 2008, and 2007, were as follows:

	2009	2008	2007
Service cost	$211	$225	$385
Interest cost	2,597	2,634	2,212
Net deferral and amortization	921	1,030	947

Postretirement benefit expense	$3,729	$3,889	$3,544

        The Company expects to incur income of $128 for amortization of prior service costs and expense of $1,201 for amortization of net loss in 2010.

        The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2009	2008
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(41,060)	$(38,648)
Service cost	(211)	(225)
Interest cost	(2,597)	(2,634)
Plan participant contributions	(495)	(447)
Plan amendment	2,081	—
Plan curtailment	779	—
Actuarial loss	(6,296)	(2,495)
Benefit payments	4,011	3,470
Health care subsidy receipts	(87)	(81)

Benefit obligation at December 31	(43,875)	(41,060)

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	3,429	2,942
Plan participant contributions	495	447
Health care subsidy receipts	87	81
Benefit payments	(4,011)	(3,470)

Fair value of plan assets at December 31	—	—

Benefit obligation	(43,875)	(41,060)
Less current portion	2,828	3,089

Postretirement benefit obligation, long-term	$(41,047)	$(37,971)

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(9) Pension and Postretirement Benefits other than Pensions: (Continued)

        Amounts recognized in accumulated other comprehensive income as of:

	December 31,
	2009	2008
Actuarial loss	$24,430	$19,834
Prior service credit	(2,081)	—

	$22,349	$19,834

        The assumed weighted average annual rate of increase in the per capita cost of medical benefits is 8.0% for 2009 and is assumed to decrease ratably in 2010 through 2013 and remain level at 4.5% thereafter.

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

        A one percent increase or decrease in the annual health care trend rates would have increased or decreased the accumulated postretirement benefit obligation at December 31, 2009, by $4,321, and increased or decreased postretirement benefit expense for 2009 by $244. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 6.0%, 6.25%, and 6.5% for 2009, 2008, and 2007, respectively.

        The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pensions	Health Care	Health Care Subsidy Receipts
2010	$12,185	$2,904	$76
2011	10,999	3,096	82
2012	11,497	3,246	87
2013	12,324	3,322	92
2014	13,037	3,445	97
2015-2019	76,794	17,842	520

        The Company plans to contribute approximately $13,000 to the Company pension and health benefit plans in 2010.

        The Company also maintains two defined contribution plans, the Sauer-Danfoss Employees' Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan, for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $2,400, $3,100, and $2,900 to these plans in 2009, 2008 and 2007, respectively.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(10) Income Taxes:

        The Company's income (loss) before income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$(97,054)	$15,387	$22,164
European and other	(174,181)	(12,657)	65,435

Total	$(271,235)	$2,730	$87,599

        The Company's primary German operation is treated as a flow-through entity for U.S. tax purposes. The above analysis of pretax income (loss) and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.

        The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2009	2008	2007
Current
United States
Federal	$225	$(1,575)	$(656)
State	254	(1,487)	(1,339)
European and other	(9,779)	(30,012)	(20,288)

Total Current	(9,300)	(33,074)	(22,283)

Deferred
United States
Federal	(50,659)	(3,454)	(3,923)
State	(4,960)	(102)	(280)
European and other	3,900	22,570	7,647

Total Deferred	(51,719)	19,014	3,444

Total income tax expense	$(61,019)	$(14,060)	$(18,839)

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(10) Income Taxes: (Continued)

        A reconciliation of tax benefit (expense) calculated using the U.S. statutory tax rate and recorded income tax expense based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
Tax benefit (expense) based on U.S. statutory tax rate	$94,932	$(956)	$(30,659)
Statutory tax rate change	—	93	393
Foreign taxes (rate and other differences)—net	(14,652)	(5,890)	(2,528)
State income taxes–net of federal benefit	(3,059)	(1,033)	(777)
Tax effect of minority interest	3,242	3,869	5,815
Tax reserves and allowances—net	(123,305)	(3,051)	9,910
Non-deductible expenses/Non-taxable income—net	(1,884)	(971)	(1,681)
U.S. & foreign goodwill impairment	(17,163)	(6,281)	—
Other	870	160	688

Total income tax expense	$(61,019)	$(14,060)	$(18,839)

        The components of the Company's net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2009		2008
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$77,565	$—	$18,057	$—
Deferred compensation, postretirement medical
and accrued pension benefits	39,288	—	44,760	(871)
Fixed asset basis differences	22,440	(12,998)	7,241	(22,303)
Inventory and warranty accruals	13,660	(1,574)	9,628	(2,349)
Intangible asset fair market value step-up	6,394	(9,421)	8,908	(8,894)
Other items	29,498	(10,964)	37,594	(11,141)

Gross deferred tax assets/liabilities	188,845	(34,957)	126,188	(45,558)
Valuation allowance	(130,475)	—	(6,103)	—

Net deferred tax assets/liabilities	58,370	(34,957)	120,085	(45,558)
Less current portion	(3,912)	1,249	(13,101)	1,315

Net deferred tax assets/liabilities, long-term	$54,458	$(33,708)	$106,984	$(44,243)

        The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(10) Income Taxes: (Continued)

        In 2009 the Company determined that all of the net deferred tax assets in the U.S., Denmark and Italy that have not been supported by tax planning strategies would expire unused. This resulted in the majority of the increase in valuation allowances of approximately $125,000.

        As of December 31, 2009 and 2008, the Company had not provided U.S. federal income taxes on $126,686 and $170,556, respectively, of undistributed earnings recorded by certain subsidiaries outside the U.S. since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.

        The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. During 2009, the Internal Revenue Service completed a limited scope audit of the Company's 2007 federal income tax return. The audit resulted in immaterial adjustments and has been incorporated into the Consolidated Financial Statements.

        A reconciliation of the beginning and ending gross unrecognized tax benefits (UTB) is as follows:

Amount
Gross UTB Balance at January 1, 2009	$2,317
Additions based on tax positions related to the current year	144
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	(959)
Foreign currency adjustments	44
Reductions due to lapse of applicable statute of limitations	—
Gross UTB Balance at December 31, 2009	1,546
Net UTB impacting the effective tax rate at December 31, 2009	144

        The total amount of UTB that, if recognized, would affect the effective tax rate as of December 31, 2009 and 2008 were $144 and $743, respectively. The total amount of UTB is not expected to significantly increase or decrease within the next twelve months. The net UTBs are included as components of deferred income tax assets and other liabilities in the Consolidated Balance Sheets.

        The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expense. Interest and penalties of $288 and $194 have been accrued as of December 31, 2009 and December 31, 2008, respectively. Interest and penalty expense of $90 and $198 were recognized for years ending December 31, 2009 and December 31, 2008, respectively.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(10) Income Taxes: (Continued)

        The Company had the following tax return carryforwards available to offset future years' taxable income at December 31, 2009:

	Amount	Expiration Dates
German NOL—National	$49,168	None
German NOL—Trade	18,596	None
U.S. NOL	106,482	2010-2029
U.K. NOL	11,506	None
Denmark NOL	68,555	None
Italy NOL	12,436	2013-2014
Brazil NOL	10,785	None
China NOL	6,136	2010-2014
Japan NOL	5,492	2017
Other non-U.S. NOL	7,085	Various
State NOL	50,752	2010-2029
Foreign tax credits (available to offset U.S. taxes)	1,750	2029
State tax credits	835	2010-2019

(11) Accumulated Other Comprehensive Income:

        The changes in accumulated other comprehensive income for the years ended December 31, 2007, 2008, and 2009 follows:

	Currency Translation	Pension/ Postretirement Benefit Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2007	$77,331	$(51,556)	$568	$26,343
Change in period	40,736	16,202	2,551	59,489
Effect of exchange rate changes	—	(1,288)	120	(1,168)
Income tax expense	—	(2,452)	(527)	(2,979)

Balance as of December 31, 2007	118,067	(39,094)	2,712	81,685
Change in period	(24,389)	(38,719)	(9,185)	(72,293)
Effect of exchange rate changes	—	1,844	(85)	1,759
Income tax benefit	—	14,435	2,409	16,844

Balance as of December 31, 2008	93,678	(61,534)	(4,149)	27,995
Change in period	16,684	5,196	6,174	27,924
Effect of exchange rate changes	—	(1,016)	(44)	(956)
Income tax benefit (expense)	—	2,206	(1,773)	459

Balance as of December 31, 2009	$110,362	$(55,148)	$208	$55,422

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(12) Noncontrolling Interests:

        Noncontrolling interests in net assets and income reflected in the accompanying consolidated financial statements for 2009, 2008, and 2007 consists of:

  a)
  A 40% noncontrolling interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership.

  b)
  A 40% noncontrolling interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture.

  c)
  A 35% noncontrolling interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation.

  d)
  A 49.9% noncontrolling interest held by Topcon Positioning Systems in TSD Integrated Controls LLC, a U.S. limited partnership.

  e)
  A 55% noncontrolling interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation.

        The following table sets forth the components of noncontrolling interest in the consolidated balance sheets:

	December 31,
	2009	2008
Hydro-Gear Limited Partnership	$28,187	$32,453
Sauer Shanghai Hydraulic Transmission Co., Ltd.	13,699	13,448
Sauer-Danfoss-Daikin, Ltd.	11,543	9,500
TSD Integrated Controls LLC(1)	(864)	1,128
Daikin-Sauer-Danfoss Manufacturing, Ltd.	10,095	11,126

Total	$62,660	$67,655

(1)
In connection with the wind-down of the TSD joint venture discussed in Note 2 the noncontrolling interest partner has received distribution of assets in excess of their interest in the joint venture. There will be a settlement between the joint venture partners at the end of the wind-down period.

        The Hydro-Gear Limited Partnership agreement indicates a termination date of December 31, 2035. This entity is consolidated in the Company's financial statements. The agreement indicates that if the partnership were to terminate the partnership would be liquidated and the resulting proceeds would be distributed in accordance with each partner's ownership percentage

(13) Long-Term Incentive Plan:

        The Company's 2006 Omnibus Incentive Plan (2006 Incentive Plan) and 1998 Long-Term Incentive Plan (1998 Incentive Plan) provide for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares, and other incentive awards to officers and key employees.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

The 2006 Incentive Plan qualifies certain awards for the performance-based exception to obtain favorable tax treatment. The total number of shares of common stock that may be subject to awards or be issued under the 2006 Incentive Plan and the 1998 Incentive Plan shall not exceed 3,500,000 shares and 2,400,000 shares, respectively, of which no more than 1,200,000 shares may be issued as restricted stock under the 1998 Incentive Plan. The settlement of performance units is in shares of Company stock or cash as determined by the Compensation Committee of the Board of Directors. The performance units entitle the participants to receive an amount equal to the Company's dividends during the vesting period.

        No performance units were granted in 2009. In 2008 the Compensation Committee granted 328,053 performance units under the 2006 Incentive Plan, 307,945 of which were to be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 20,108 performance units granted to certain individuals that were to be settled in cash. In 2007 the Compensation Committee granted 273,101 performance units under the 2006 Incentive Plan, 213,553 of which were to be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 59,548 performance units granted to certain individuals that were to be settled in cash. The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

        The following chart summarizes performance unit activity under the Plan for the year ended December 31, 2009:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units oustanding at January 1	705,609	$24.34	3.0
Units settled	(249,322)	25.04	3.0
Units forfeited	(116,289)	24.11	3.0

Units outstanding at December 31	339,998	23.90	3.0

Cash Units
Units oustanding at January 1	117,304
Units settled	(83,164)
Units forfeited	(34,140)

Units outstanding at December 31	—

        The Compensation Committee sets performance goals for each performance unit grant and depending on the extent to which these goals are met will determine the number of performance units that will be paid out to the participants. Based on performance results for 2007 through 2009 the performance units granted in 2007 are not expected to receive a payout as the minimum performance threshold was not met.

        Compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company's stock at the date of grant with an offsetting increase in additional paid-in capital. The expense related to the grants that will be settled in cash is based on the market price of the Company's stock as of the balance sheet date. In accordance with the terms of the performance unit grants

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(13) Long-Term Incentive Plan: (Continued)

of the previous President and CEO of the Company, who retired on January 1, 2009, the grants related to performance periods after he left the company would be paid at 100% of the performance target and therefore the expense for his 2007 and 2008 grants were fully expensed in 2008, rather than over the three year performance period.

        In 2007 the Compensation Committee awarded 10,000 shares of restricted stock under the 2006 Incentive Plan. Vesting of 5,000 of the shared occurred in both 2009 and 2008. The restricted stock awards entitle the participants to full dividend and voting rights. The value of the award was established based on the market value of the stock as of the grant date.

        Compensation income or expense recognized in selling, general, and administrative expenses in conjunction with the performance units and restricted stock outstanding was expense of $18 in 2009, income of $2,260 in 2008, and expense of $4,301 in 2007. The income recognized in 2008 was due to reducing the accrual related to the performance units to be settled in cash and the accrual related to the 2007 performance unit grant due to the decrease in financial performance during 2008. The tax expense recognized related to the 2008 income was $814 and tax benefits recognized related to expense was $6 and $1,555, in 2009 and 2007, respectively. The Company does not expect to recognize any additional compensation expense related to the outstanding performance units and restricted stock under these two plans.

        The Company also has a Non-employee Director Stock Option and Restricted Stock Plan which permits the granting of non-qualified stock options and restricted common stock to directors of the Company who are not employees of the Company. The total number of shares of common stock to be issued under this plan shall not exceed 250,000 shares. The 2006 Incentive Plan also allows for grants of equity based shares to directors of the Company.

        Under the 2006 Incentive Plan the Company awarded 13,500 shares of restricted stock in 2009 and 15,000 shares of restricted stock in 2008 to non-employee directors. Under the Non-employee Director Stock Option and Restricted Stock Plan the Company awarded 13,500 shares of restricted stock in 2007 to non-employee directors. In 2009, 3,000 shares of restricted stock were forfeited prior to being vested. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. The shares vest over three years. Compensation expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the vesting period of the grants. Compensation expense recognized in conjunction with the restricted stock outstanding to non-employee directors in 2009, 2008, and 2007 amounted to $235, $448, and $316, respectively.

(14) Related Person Transactions:

        In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2009, 2008, and 2007 was approximately $43,800, $87,100, and $72,400, respectively. At

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(14) Related Person Transactions: (Continued)

December 31, 2009 and 2008 approximately $10,000 and $7,900 owed to Danfoss A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2008, during the years ending 2010 though 2014 and 2015 and thereafter, are $9,321, $9,331, $9,238, $8,994, $8,994, and $23,020, respectively. The Company also sold products to Danfoss A/S totaling approximately $3,200, $6,800, and $8,000 during 2009, 2008, and 2007, respectively. At December 31, 2009 and 2008 approximately $800 and $1,500 due from Danfoss A/S is included in accounts receivable on the consolidated balance sheet.

        The subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark.

        The Company can borrow up to $690,000 under a term loan and revolving credit facility with Danfoss A/S. Refer to Note 8 for additional discussion of the Danfoss Credit Agreement which was entered into in November 2009.

        In 2008 the Company entered an Agreement for Transfer of Business and Sale of Inventory (Agreement) with Danfoss LLC, a subsidiary of Danfoss A/S. The Agreement replaced a Distribution and Service Agreement which had been in place with Danfoss A/S under which Sauer-Danfoss product had been sold in the Commonwealth of Independent States. The Company purchased primarily customer relationships and inventory in this transaction for approximately $1,200.

        The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $4,000, $5,600, and, $4,900 in 2009, 2008, and 2007, respectively.

        The Company sold product totaling approximately $2,300, $4,100 and $4,900 in 2009, 2008 and 2007, respectively, to Daikin Industries Ltd. (Daikin), a minority interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2009, 2008, and 2007 were approximately $5,200, $6,500 and $6,000, respectively.

        The Company had sales to Faun Umwelttechnik GmbH & Co., a company owned by a director of the Company, of approximately $2,000, $1,000 and $1,700 in 2009, 2008 and 2007, respectively.

(15) Commitments, Contingencies, and Guarantees:

        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2009, 2008, and 2007 was $23,910, $26,254, and $20,477, respectively. Rent is expensed on a straight-line basis over the term of the leases.

        Minimum future rental commitments under all noncancelable operating leases as of December 31, 2009, during the years ending 2010 through 2014 and for 2015 and thereafter, are $13,664, $10,474, $8,116, $7,109, $6,750, and $10,997, respectively.

        The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(15) Commitments, Contingencies, and Guarantees: (Continued)

consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2009, during the years ending 2010 through 2014 and for 2015 and thereafter, are $663, $604, $329, $33, $4, and $0, respectively.

        The Company has been named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the proposal by Danfoss Acquisition Inc., a wholly owned subsidiary of Danfoss A/S, to make a tender offer to purchase all the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss A/S. Each of the Lawsuits was filed on behalf of the named plaintiffs and the other minority stockholders on the Company. The defendants in the Lawsuits are the Company, Danfoss A/S, Danfoss Acquisition Inc., and current and former directors of the Company. Each lawsuit is premised on allegations that the price offered in the proposed tender offer is inadequate and that the defendants have breached their fiduciary duties to the Company's stockholders in connection with the proposed tender offer. The Company believes that it has valid defenses with respect to these claims and intends to defend itself against them. The Lawsuits are all in preliminary stages, so it is not possible for the Company to predict their outcomes with any certainty.

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

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(16) Quarterly Financial Data (Unaudited):

        Summarized quarterly data is set forth in the following table:

	First	Second	Third	Fourth	Total
2009
Net sales	$349,695	$277,411	$253,074	$278,851	$1,159,031
Gross profit	58,018	30,803	14,954	24,178	127,953
Net loss	(78,406)	(121,826)	(70,801)	(74,733)	(345,766)
Basic net loss per common share	$(1.62)	$(2.52)	$(1.46)	$(1.55)	$(7.15)
Diluted net loss per common share	$(1.62)	$(2.52)	$(1.46)	$(1.55)	$(7.15)
2008
Net sales	$617,399	$611,538	$490,188	$371,388	$2,090,513
Gross profit	147,725	138,006	111,866	38,013	435,610
Net income (loss)	27,863	22,706	10,901	(90,611)	(29,141)
Basic net income (loss) per common share	$0.58	$0.47	$0.23	$(1.88)	$(0.60)
Diluted net income (loss) per common share(1)	$0.57	$0.47	$0.22	$(1.88)	$(0.60)
2007
Net sales	$523,132	$503,472	$451,771	$494,173	$1,972,548
Gross profit	124,585	112,295	94,221	96,601	427,702
Net income	15,369	17,633	5,499	8,697	47,198
Basic net income per common share	$0.32	$0.37	$0.11	$0.18	$0.98
Diluted net income per common share	$0.32	$0.37	$0.11	$0.18	$0.98

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

December 31, 2009, 2008, and 2007

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

        The following table presents the significant items by operating segment for the results of operations for the years ended December 31, 2009, 2008, and 2007, respectively:

	Propel	Work Function	Controls	Global Services	Total
2009
Trade sales	$613,433	$274,654	$270,944	$—	$1,159,031
Segment loss	(24)	(81,932)	(101,107)	(23,938)	(207,001)
Interest income					1,775
Interest expense					(50,171)
Loss on early retirement of debt					(15,838)
Loss before income taxes					(271,235)
Total assets	404,990	243,947	197,257	222,123	1,068,317
Depreciation and amortization	57,584	31,740	25,201	2,605	117,130
Capital expenditures	19,336	14,390	8,670	576	42,972
2008
Trade sales	$1,016,609	$561,416	$512,488	$—	$2,090,513
Segment income (loss)	156,805	(65,699)	(21,386)	(42,362)	27,358
Interest income					1,026
Interest expense					(25,654)
Income before income taxes					2,730
Total assets	541,489	330,628	272,186	323,373	1,467,676
Depreciation and amortization	48,111	38,411	23,485	2,955	112,962
Capital expenditures	98,982	54,312	36,714	8,626	198,634
2007
Trade sales	$940,692	$534,040	$497,816	$—	$1,972,548
Segment income (loss)	146,617	(2,886)	17,740	(51,131)	110,340
Interest income					1,048
Interest expense					(23,789)
Income before income taxes					87,599
Total assets	496,021	372,775	301,214	330,412	1,500,422
Depreciation and amortization	43,882	32,987	20,422	5,012	102,303
Capital expenditures	61,129	35,804	30,189	8,511	135,633

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008, and 2007

(Dollars in thousands, except per share data)

(17) Segment and Geographic Information: (Continued)

        A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales(1)			Long-Lived Assets(2)
	2009	2008	2007	2009	2008
United States	$424,680	$740,506	$744,560	$138,416	$193,144
Germany	120,084	229,101	205,661	71,354	76,801
Italy	64,021	145,666	147,614	16,316	36,424
Denmark(3)	16,405	36,146	31,423	144,282	185,785
Other countries	533,841	939,094	843,290	205,606	228,070

Total	$1,159,031	$2,090,513	$1,972,548	$575,974	$720,224

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

(18) Subsequent Events:

        On December 22, 2009 Danfoss A/S, the majority stockholder of the Company, issued a press release announcing its intention, through its wholly owned subsidiary, Danfoss Acquisition, Inc., to commence a cash tender offer to be followed (in certain circumstances) by a statutory merger for the purpose of acquiring all the outstanding shares of Company common stock not already owned, directly or indirectly, by Danfoss A/S for a price of $10.10 per share. On January 15, 2010 Danfoss issued a press release announcing an indeterminate delay in launching its proposed tender offer. As of March 3, 2010 Danfoss had not commenced the proposed tender offer.

        The Company has evaluated subsequent events through March 4, 2010, the date the financial statements were issued, to ensure that the Form 10-K includes appropriate disclosure of events recognized in the financial statements as of December 31, 2009, and events that occurred subsequent to December 31, 2009 but were not recognized in the financial statements.

 Report of Management

Management Oversight

        Sauer-Danfoss believes that good corporate governance promotes ethical business practices, demands meticulous accounting policies and procedures, and includes a structure with effective checks and balances. The management of Sauer-Danfoss is responsible for the integrity and objectivity of the financial information presented in this annual report on Form 10-K. Sauer-Danfoss believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applying certain estimates and judgments as required.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Disclosure Controls

        We have established rigorous procedures to ensure that we provide complete and accurate disclosure in our publicly filed documents. Our Disclosure Committee, made up of key individuals from various corporate functions, meets at least quarterly to review public filings and earnings releases, and to discuss any potential disclosure issues that may arise. We have established a "whistle-blower" hotline for employees, customers, suppliers or any stakeholder anywhere in the world to anonymously submit any concern they may have regarding corporate controls or ethical breaches. All complaints are investigated, and where necessary, concerns involving our financial statements, public disclosures or management are directed to our Audit Committee.

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

SVEN RUDER President and Chief Executive Officer	JESPER V. CHRISTENSEN Executive Vice President and Chief Financial Officer

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sauer-Danfoss Inc.:

        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 14 (a) 2 of this Form 10-K). We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as included in Part II, Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended

December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Des Moines, Iowa
March 4, 2010

 Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2008, and 2009
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Divestiture of Business	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2007
Allowance for doubtful accounts	$5,705	728	(1,219)	(459)	378	$5,133
For the year ended December 31, 2008
Allowance for doubtful accounts	$5,133	1,394	(1,000)	—	(317)	$5,210
For the year ended December 31, 2009
Allowance for doubtful accounts	$5,210	728	(860)	—	562	$5,640

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 2. Properties.
  Item 3. Legal Proceedings.
EXECUTIVE OFFICERS OF THE COMPANY
  Item 4. Reserved
PART II
  Item 5. Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG SAUER-DANFOSS INC., RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX
  Item 6. Selected Financial Data.
SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Sauer-Danfoss Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007 (Dollars in thousands, except per share data)
Report of Management
Report of Independent Registered Public Accounting Firm
Schedule II Sauer-Danfoss Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended December 31, 2007, 2008, and 2009 (in thousands)