Form 10-K/A
period 2009-12-31
SAUER DANFOSS INC
filed 2010-04-28
CIK 865754

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 23, 2010 there were 48,389,406 shares of common stock, $0.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Sauer-Danfoss Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010 (the “Original Form 10-K”).  Capitalized terms used but not defined in this Amendment No. 1 have the meanings specified in the Original Form 10-K.

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13, and 14) of Form 10-K that was omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K.

Except as described in this Explanatory Note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1.  Except with respect to the Part III material set forth herein, this Amendment No. 1 does not reflect events occurring after March 4, 2010, which was the filing date of the Original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.  This Amendment No. 1 consists solely of the preceding cover page, this Explanatory Note, Part III (Items 10, 11, 12, 13, and 14), Part IV (Item 15(a)(3)), the signature page, and the exhibits identified in Part IV (Item 15(a)(3)).

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Sven Ruder(1)	53	President and Chief Executive Officer	2009
Jesper V. Christensen(2)	40	Executive Vice President and Chief Financial Officer, Treasurer	2009
C. Kells Hall(3)	61	Executive Vice President and President Propel Division	2009
Marc A. Weston(4)	41	Executive Vice President and Chief Marketing Officer	2010
Wolfgang Schramm(5)	55	Executive Vice President and President Controls Division	2007
Kenneth D. McCuskey(3)	55	Vice President and Chief Accounting Officer, Secretary	2000

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

(4)           Prior to joining the Company, Mr. Weston was employed by The Timken Company as Vice President Strategic Planning.

(5)           Prior to joining the Company, Mr. Schramm was employed by Visteon Corporation as Executive Director Advanced Technology.

DIRECTORS OF THE COMPANY

Niels B. Christiansen, age 44, has been a director of the Company since July 10, 2008.  Mr. Christiansen was appointed President and Chief Executive Officer of Danfoss A/S on October 1, 2008.  Prior to that, he had been Vice Chief Executive Officer of Danfoss A/S since November 15, 2006.  From November 15, 2006 through December 31, 2007, he also served as Chief Operating Officer of Danfoss A/S.  From November 1, 2004 through November 14, 2006, he served as Executive Vice President and Chief Operating Officer of Danfoss A/S.  From January 1, 2003 through September 30, 2004, Mr. Christiansen was an Executive Vice President at GN Store Nord A/S, a Danish developer of telecommunications networking and hand-held communications solutions.  From January 1, 2000 through September 30, 2004, he was President and Chief Executive Officer of GN Netcom A/S, a Danish subsidiary of GN Store Nord A/S.

Mr. Christiansen is a member of the Executive Committee of Danfoss A/S; serves as the Chairman of the Board of Directors of Axcel A/S, a Danish private equity fund; and serves on the Boards of Directors of TrygVesta A/S, a publicly traded Danish insurance company, B&O a/s, a publicly traded Danish manufacturer of audio and video products, and William Demant Holding A/S, a publicly traded Danish manufacturer of audio products.

Mr. Christiansen’s position as the Chief Executive Officer of Danfoss A/S, the Company’s majority stockholder, and the financial and managerial expertise he has gained as an executive officer and a director of several publicly and privately held companies make him a valuable member of the Company’s Board of Directors.

Jørgen M. Clausen, age 61, has been a director of the Company since May 3, 2000, Chairman of the Company since May 5, 2004, and prior to that served as Vice Chairman of the Company from 2000 to 2004.  Mr. Clausen served as President and Chief Executive Officer of Danfoss A/S for many years until his retirement in October 2008.  He now serves as the Chairman of Danfoss A/S.

Mr. Clausen’s ability to represent the interests of the Clausen family, which controls Danfoss A/S, coupled with his extensive experience as the Chief Executive Officer of Danfoss A/S, like the Company a multi-national industrial manufacturing corporation, give him unique insights into risk management, strategic planning, and the overall business of the Company.  In addition, Mr. Clausen has direct experience in the hydraulic industry, having served as the Vice President of Danfoss A/S’s fluid power division before it was acquired by the Company.  All of these factors have contributed to Mr. Clausen’s nomination to the Company’s Board of Directors since 2000.

Kim Fausing, age 45, has been a director of the Company since July 10, 2008.  Mr. Fausing has been Executive Vice President and Chief Operating Officer of Danfoss A/S since January 2008.  In 2007, Mr. Fausing became a divisional president of Danfoss A/S, having previously worked at Hilti Corporation, a privately owned manufacturer of construction and engineering products, from 1990 through 2007.  He served as Hilti’s President in Japan and Managing Director from 2000 through 2003, and as a Division President and Member of its Executive Committee from 2003 through 2007.  In 2010, Mr. Fausing became a member of the Boards of Directors of Hilti and Velux A/S, a privately owned Danish manufacturer of windows and skylights.

Mr. Fausing brings a wealth of executive and managerial experience to the Board of Directors as a result of his work with Hilti Corporation and Danfoss A/S and his service on the Hilti and Velux Boards of Directors.

Per Have, age 53, became a director of the Company on November 9, 2009.  Mr. Have was appointed Chief Financial Officer of Danfoss A/S on September 30, 2009.  He has served as President of the Bitten and Mads Clausen Foundation, the controlling shareholder of Danfoss A/S, since 2007.  From 2006 through 2007, Mr. Have was Senior Vice President, Refrigeration & Air Conditioning Division of Danfoss A/S.  From 2002 through 2005, he served as Vice President, Corporate Finance, of Danfoss A/S.  He was employed by the Company as its Vice President, Global Supply Chain and IT, from 2000 through 2002.

The Board of Directors expects Mr. Have’s financial expertise and professional experience, as well as his position as President of the Bitten and Mads Clausen Foundation, to contribute strongly to the Board’s strategic, financial, and risk oversight functions.

William E. Hoover, Jr., age 60, has been a director of the Company since July 10, 2008.  Mr. Hoover worked for McKinsey & Co., a management consulting firm, for approximately 30 years until July 2007, when he retired from the position of senior director.  Mr. Hoover serves on the Boards of Directors of Danfoss A/S; GN Great Nordic, a Danish manufacturer of hearing instruments that is listed on the Copenhagen Stock Exchange; NorthStar Battery, a privately owned firm that makes batteries for mobile base stations; and Skykon A/S, a privately held Danish firm that makes towers for windmills.

Mr. Hoover’s skills and experience developed over decades of work in the management consulting field following his graduation from the Harvard Business School in 1977 bring strength and depth to the Board, especially in the area of strategic development.

Johannes F. Kirchhoff, age 52, has been a director of the Company since April 17, 1997. Mr. Kirchhoff has been owner and Managing Director of FAUN Umwelttechnik GmbH & Co. KG, a German manufacturer of vehicles for waste disposal, for more than the past five years. He serves on the Boards of Directors of RITAG Ritterhuder Armaturen GmbH & Co. Armaturenwerk KG, a privately owned German company that produces valves and fittings, and of Fachhochschule Suedwestfalen, a regional German university.  He is Chairman of the Compensation Committee of the Company’s Board and a member of the Audit Committee of the Board.

As the owner and Managing Director of a privately held manufacturing company with international operations, Mr. Kirchhoff has significant experience in setting compensation, developing and implementing strategic business plans, and evaluating risk, all from the perspective of the long-term financial soundness that is critical for success in a privately held company.  This strategic and managerial experience makes Mr. Kirchhoff an important member of the Company’s Board.

F. Joseph Loughrey, age 60, has been a director of the Company since June 23, 2000.  After 35 years of service with Cummins Inc., Mr. Loughrey retired on April 1, 2009.  He served as Vice Chairman of the Board of Directors of Cummins Inc. from August 1, 2008 through May 12, 2009 and served as its President and Chief Operating Officer from May 2005 until August 2008.  From October 1999 until May 2005, he was Executive Vice President of Cummins Inc. and President - Engine Business.  From 1996 to 1999, Mr. Loughrey served as Executive Vice President of Cummins Engine Company and Group President - Industrial and Chief Technical Officer. He serves on the Boards of Directors of Hillenbrand, Inc., an Indiana corporation with shares listed on the NYSE; the Lumina Foundation, an Indianapolis-based private foundation that works to expand access to post-secondary education in the United States; AB SKF, a Swedish corporation with shares quoted on the NASDAQ OMX Stockholm; The Vanguard Group, a registered investment company; and Oxfam America, a charitable organization.  Mr. Loughrey is a member of the Audit Committee and the Compensation Committee of the Board.

Mr. Loughrey brings to the Board many years of significant experience in upper management of publicly traded manufacturing companies.  Cummins is a supplier to many of the original equipment manufacturers that the Company supplies, so Mr. Loughrey’s experience with Cummins allows him to evaluate the Company’s business model and practices from a critical perspective.  His understanding of the challenges and opportunities that face manufacturing companies in general and in the Company’s industry in particular, along with his managerial skills and experience, make him a strong voice on the Board.

Sven Murmann, age 42, has been a director of the Company since April 21, 1994, and Vice Chairman of the Company since May 5, 2004. Dr. Murmann is Managing Director of Sauer Holding GmbH, an investment company controlled by the Murmann family, a position he has held for more than the past five years.  He previously served from 2000 to 2002 as Manager of HAKO Holding GmbH & Co., a global manufacturer of indoor and outdoor cleaning equipment based in Germany.  Dr. Murmann is the son of Klaus H. Murmann, Chairman Emeritus of the Company.

Dr. Murmann’s long-term perspective on the Company as a member of the Company’s founding Murmann family, as well as the investment and managerial experience he has gained in his professional career, have made him a valuable contributor to the Board throughout his tenure.

Sven Ruder, age 53, has been a director of the Company since July 10, 2008.  Mr. Ruder became the President and Chief Executive Officer of the Company on January 1, 2009.  He served as the President of the Motion Controls division of Danfoss A/S from January 2001 through December 2008.  Mr. Ruder serves on the Boards of Directors of Danfoss Turbocor Compressors BV, a privately held joint venture between Danfoss A/S and Turbocor BV, and of Danfoss Turbocor Compressors, Inc., a subsidiary of Danfoss Turbocor Compressors BV that is engaged in the manufacture of air conditioning and refrigeration compressors.

As the only member of the Board who is employed as a member of the Company’s management, Mr. Ruder brings a unique perspective to the Board.  In addition, his extensive managerial experience and expertise, along with his knowledge of the industry in which the Company operates, give him important insights into the Company’s operations, its competitive position in the marketplace, and its strategic vision, all of which are invaluable to the Board.

Steven H. Wood, age 52, has been a director of the Company since January 1, 2003. Mr. Wood is currently the Chief Financial Officer of Becker-Underwood, Inc., a supplier of non-pesticide specialty chemical and biological products within the agricultural, landscape, turf, and horticulture industries. He was formerly Vice President and Corporate Controller for Metaldyne Corporation, a global designer and supplier of metal-based components, assemblies and modules for the automotive industry, from May 2004 until May 2006. From 2000 until 2003, he was the Executive Vice President and Chief Financial Officer of Maytag Corporation, and from 1996 to 2000 he was Vice President-Financial Reporting and Audit of Maytag. Mr. Wood held various other financial leadership positions within Maytag from 1989 to 1996. Prior to joining Maytag, he was an auditor for nine years with Ernst & Young, a public accounting firm, and successfully completed the examination for Certified Public Accountants. He is Chairman of the Audit Committee and a member of the Compensation Committee of the Board.

Mr. Wood was originally selected as a director, and continues to be a valued member of the Board, due to his financial expertise and his strong background in managing and overseeing the financial operations of other publicly traded companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of reports that persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), furnished to the Company, the Company believes that, for the year ended December 31, 2009, all filings required to be made by reporting persons with respect to the Company were timely made in accordance with the requirements of the Exchange Act.

Code of Conduct and Code of Ethics

The Company’s Worldwide Code of Legal and Ethical Business Conduct (the “Code of Conduct”) has been in effect for a number of years and was last updated on January 1, 2007. The Code of Conduct applies to every employee, agent, representative, consultant and director of the Company. The Code of Conduct  requires that the Company’s employees, agents, representatives, consultants and directors avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interests.

Overall administration of the Code of Conduct is the responsibility of the Audit Committee. Day-to-day administration of the Code of Conduct is the responsibility of the Corporate Business Conduct Committee that assists the Company’s employees in complying with the requirements of the Code of Conduct. Employees are encouraged to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct.

The Company has also adopted the Sauer-Danfoss Inc. Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Other Senior Finance Staff (the “Code of Ethics”). The Code of Ethics is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002 and regulations of the SEC. The Code of Ethics is intended to promote honesty and integrity, the avoidance of conflicts of interests, full, accurate, and timely disclosure of financial reports, and compliance with laws and regulations and other matters.

Changes to Procedures for Stockholders to Recommend Nominees

For Election to the Company’s Board of Directors

The Company made no material changes during 2009 to the procedure by which stockholders may recommend nominees for election to the Company’s Board of Directors.

Audit Committee

The Company has an Audit Committee that is currently composed of three directors, none of whom is an employee of the Company. The Audit Committee currently consists of Messrs. Wood (Chairman), Kirchhoff, and Loughrey. All of the members of the Audit Committee are independent within the meaning of the Securities and Exchange Commission’s (“SEC”) regulations, the current listing standards of the New York Stock Exchange and the Company’s Corporate Governance Guidelines. In addition, the Board has determined that at least one member of the Audit Committee meets the New York Stock Exchange listing standard of having accounting or related financial management expertise.

The Board has also determined that Steven H. Wood meets the SEC’s criteria of an “audit committee financial expert.” Mr. Wood’s extensive background and experience includes presently serving as Chief Financial Officer of Becker-Underwood, Inc., a supplier of non-pesticide specialty chemical and biological products within the agricultural, landscape, turf, and horticulture industries, and formerly serving as Vice President and Corporate Controller of Metaldyne Corporation, a global designer and supplier of metal-based components, assemblies and modules for the automotive industry, and before that as Executive Vice President and Chief Financial Officer of Maytag Corporation. Prior to joining Maytag, he was an auditor for nine years with Ernst & Young, a public accounting firm, and successfully completed the examination for Certified Public Accountants. Mr. Wood is independent as that term is used in the New York Stock Exchange’s listing standards relating to director independence.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Sauer-Danfoss Inc. (the “Company” or “we”) presents this Compensation Discussion and Analysis (“CD&A”) to discuss its executive compensation program. Our Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”) and other executive officers participate in the executive compensation program.

The Summary Compensation Table on page 18 and the subsequent disclosure tables reflect compensation paid to our CEO, CFO and to certain other executive officers (collectively, the “Named Executive Officers” or “NEOs”). In general, this CD&A discussion applies equally to each of the NEOs. Where needed for clarification, we have provided information on the treatment of individual NEOs.

Under SEC rules, we are reporting information in the Summary Compensation Table for Sven Ruder as CEO, for  Karl J. Schmidt and Jesper V. Christensen as CFOs and for Hans J. Cornett, Henrik Krabsen and Wolfgang Schramm as the three most highly compensated executive officers of the Company, other than the CEO and CFO.

Mr. Schmidt and Mr. Christensen each served as CFO for a portion of 2009.  Accordingly, we are reporting Summary Compensation Table information for both Mr. Schmidt and Mr. Christensen.  We are also reporting Summary Compensation Table information for Thomas K. Kittel, who would have been reportable among the top three most highly compensated executive officers had he retained his executive officer position at year-end.

Mr. Ruder and Mr. Christensen were first appointed to their roles in 2009.  Therefore, Summary Compensation Table information is only presented for 2009 for Mr. Ruder and Mr. Christensen.  Mr. Krabsen was not among the top three most highly compensated executive officers in 2007 and 2008.  Therefore, Summary Compensation Table information is only presented for 2009 for Mr. Krabsen.

Role of Compensation Committee and Management in Executive Compensation Matters

The Compensation Committee of our Board of Directors (the “Committee”) consists of three independent directors as defined by current New York Stock Exchange listing standards. The Committee has the final say and ultimate authority in all matters relating to our executive compensation program. The Committee’s authority encompasses areas such as:

•      The overall design of our executive compensation program

•      The determination of individual compensation elements and amounts for specific executives

•      The determination of incentive compensation performance measures and targets

From time to time, the Committee uses Hewitt Associates, LLP (“Hewitt”) as its consultant with respect to executive compensation matters. At the request of the Committee in 2009, Hewitt provided historical return on net assets results for a broad range of industrial companies to assist the Committee in developing performance targets under the Company’s long-term incentive plan. Hewitt also provided the Committee with an update on current marketplace trends with respect to executive compensation practices.  Hewitt’s sole consulting relationship with the Company is related to the work done directly for the Committee.  Total fees paid to Hewitt for compensation consulting services were less than $75,000 in each of the three years from 2007 through 2009.

Management’s role with respect to executive compensation matters is limited to making recommendations to the Committee, based on Management’s understanding of the Company’s compensation and performance objectives. Management’s recommendations to the Committee include the CEO’s annual performance evaluations of the other executive officers along with the CEO’s recommendation for annual base salary changes for each such officer based on individual performance and market comparisons.  The Committee considers Management’s input and recommendations, but exercises independent judgment in making final decisions with respect to all matters affecting our executive compensation program.

2009 Actions In Response To Economic & Market Downturn

The general economic climate entering 2009 was projected to have a significant impact on the Company and our markets.  In response to the economic and market climate, Mr. Ruder proposed the following temporary actions, which were approved by the Committee in a February 2009 teleconference meeting:

•      15% base salary reduction for the CEO, effective March 1, 2009

•      10% base salary reduction for the Executive Officers and Vice Presidents, effective March 1, 2009

•      Suspension of the Annual Incentive Award program for 2009

•      Suspension of the Long-Term Incentive Award program for 2009

While these actions temporarily diminished our ability to fulfill some of the executive compensation objectives stated below, they were an appropriate and necessary response to the economic climate in 2009.

In March 2010, the Committee approved Management’s recommendation to restore the CEO, Executive Officer and Vice President base salaries to their pre-reduction levels, effective May 1, 2010.  The base salary foregone during the reduction period was not repaid as part of this action.  The Committee also approved a reinstatement of the Annual and Long-Term Incentive Award programs, beginning in 2010.

Executive Compensation Goals and Objectives

The Sauer-Danfoss Total Rewards Strategy, adopted and approved by the Committee in 2007 and reviewed annually, provides a general framework for Total Rewards offerings to all employees on a global basis.

Our executive compensation program fits within our Total Rewards Strategy and is designed to meet certain goals and objectives. Specifically, we designed our executive compensation program to enable us to:

•      Attract, motivate and retain quality leaders

•      Promote teamwork and cooperation on a global basis

•      Tie executive compensation levels to changes in shareholder value

•      Tie executive compensation levels to business results

•      Preserve the tax deductibility of our executive compensation

We design our executive compensation program to reward performance.  Within the program, we combine individual, business unit, division and company-wide performance elements. For our senior executives and Named Executive Officers, company-wide performance elements generally have the greatest impact on total compensation.  We stress company-wide performance elements for the Named Executive Officers because they have the greatest impact on shareholder value creation.  Company-wide performance elements also help us to promote global teamwork and cooperation among business units and divisions.

As noted above, we suspended our Annual Incentive Award and Long-Term Incentive Award programs for 2009.  We will reinstate these incentive programs, in modified form, during 2010 to reestablish the link between Company performance and executive compensation.

We design our executive compensation program to be market-based.  In comparing our executive compensation program to market, we consider such items as the balance between fixed and variable compensation and the annual and long-term incentive target opportunities.  In our market comparisons, we generally look to survey data related to durable goods manufacturing companies with comparable revenue size.

Based on a review of survey data from a variety of external sources, we believe that our executive compensation program coming into 2009 was comparable to, and competitive with, the market median of compensation programs for similarly sized companies in similar industries.  The temporary actions taken during 2009 in response to the economic outlook, including executive officer base salary reductions and suspension of our incentive plans, moved us away from these market medians.

We also consider internal equity in the administration of our executive compensation program. Periodically, we perform a formal job evaluation process for all executive positions, rating them on a point-factor basis. We then use the position ratings to help ensure that our executive compensation program is aligned for comparable positions on a global basis.

The Committee routinely reviews our executive compensation program and its individual elements in light of the goals and objectives outlined above.

Elements Of Executive Compensation Program

Our executive compensation program is comprised of the following elements which are described in further detail below:

•                  Base Salary

•                  Annual Incentive Awards

•                  Long-Term Incentive Awards

•                  Retirement & Savings Plans

•                  Additional Cash Compensation and Perquisites

•                  Other Potential Post-Employment Compensation

Base Salary

We provide a base salary to our CEO and executive officers.  The Committee determines the base salary levels for the CEO and for each of our executive officers on an annual basis.  One key factor in the Committee’s determination of base salaries is a comparison to market data. In planning for 2009 base salary adjustments, the Committee initially reviewed market survey information for similar positions in companies similar to ours in size and industry.  We target our base salaries at the 50th percentile for similar positions within the comparator and/or market survey benchmark group.  The following factors also impact base salary determinations and will cause the base salaries to differ from the 50th percentile target:

•                  The Board’s annual performance evaluation of the CEO relative to established objectives

•                  The CEO’s annual performance evaluations of the other officers relative to established objectives

•                  Individual experience and expertise

•                  Internal equity

As noted earlier, the Committee approved a recommendation to temporarily reduce the base salary of our CEO and our other officers, effective March 1, 2009.  As a result of these reductions, the base salary of many of our Named Executive Officers for 2009 was below the benchmark market median, as detailed in the following table:

	Base Salary	Base Salary	Range In
	Before	After	Comparison
	Reduction	Reduction	To Median

Sven Ruder
President & Chief Executive Officer (A)	$625,600	$531,800	< 85%

Karl J. Schmidt
EVP & Chief Financial Officer (B)	$327,000	$294,300	< 85%

Jesper V. Christensen
EVP & Chief Financial Officer (A) (B)	$339,900	$305,900	85% to 95%

Hans J. Cornett
EVP & Chief Marketing Officer (A)	$389,300	$350,400	< 85%

Wolfgang Schramm
EVP & President — Controls Division	$312,000	$280,800	< 85%

Henrik Krabsen
EVP & President — Work Function Division	$312,000	$280,800	< 85%

Thomas K. Kittel
EVP & President — Propel Division (A) (B)	$389,300	$350,400	105% to 115%

Notes:              (A) Euro denominated base salaries for Messrs. Ruder, Christensen, Cornett and Kittel converted to USD using an exchange rate (USD / Euro) of 1.3903.

(B) Table reflects annualized base salary levels for Named Executive Officers who served for less than a full year in 2009.

As the senior leadership team for Sauer-Danfoss, the CEO and executive officers are expected to focus efforts towards meeting or exceeding the annual financial plan for 2009 as presented to and agreed by the Board of Directors.  At its meeting in March of 2010, the Board of Directors met with Mr. Ruder to discuss his performance against the Sauer-Danfoss Key Initiatives for 2009 and his individual objectives for 2009.  Mr. Ruder also discussed and confirmed his 2009 performance ratings of the other executive officers with the Board of Directors at this meeting.

In a typical year, these individual performance ratings and certain other factors would be considered by the Committee in determining base salary adjustments for Mr. Ruder and the other executive officers.  The normal merit pay review process for our officers, however, has been suspended for 2009 and 2010.

Base salaries are one of the most readily comparable elements of compensation between different companies.  We consider maintaining adequate annual base salary levels to be critical to achieving the stated goal of attracting, motivating and retaining quality leaders.  By considering individual performance ratings in the annual base salary review process, our strongest performing executive officers will generally receive the largest percentage increases in annual base salary each year.  This helps us meet our goal of motivating quality leaders and strengthens the tie between executive compensation and business results.

Annual Incentive Awards

As noted above, the Annual Incentive Award program was suspended temporarily in 2009 due to the economic and market challenges facing the Company.  The following discussion relates to the Annual Incentive Award program prior to suspension.

We provide an Annual Incentive Award opportunity to our executive officers and other senior business leaders.  Annual Incentive Award opportunities to our Named Executive Officers are provided under the Company’s Omnibus Incentive Plan.  The Annual Incentive Awards are designed to pay out a target percentage of a participant’s base salary based upon achievement of certain pre-approved financial performance targets on a Divisional, Business Unit, and/or Total Company basis.  In recent years prior to suspension of the Annual Incentive Award Program, the performance targets were based on Earnings Before Interest and Taxes (“EBIT”) margins.  To promote teamwork and cooperation across Divisions and Business Units, the Named Executive Officers participated in the Annual Incentive Plan on a Total Company basis beginning in 2006.

For 2008 and prior years, actual payouts under the Annual Incentive Awards could range from 25% to 200% of target, depending upon achieved EBIT margins.  Below certain minimum EBIT margin thresholds, no payout was to be made under the Annual Incentive Awards.

The Committee determined the target percentage of each executive officer’s base salary for Annual Incentive Award purposes based on a review of market survey information for similar positions in comparable companies and also based on internal equity.

The following table provides a summary of how the Named Executive Officers’ target annual incentive awards prior to suspension, as a percentage of base salary, compared to the market survey:

		Average
	Sauer-	Target
	Danfoss	Percentage
	Target	For Similar
	Annual	Positions At
	Incentive	Comparable
	Percentage	Companies

Sven Ruder
President & Chief Executive Officer	60%	90%

Karl J. Schmidt
EVP & Chief Financial Officer	60%	60%

Jesper V. Christensen
EVP & Chief Financial Officer	60%	60%

Hans J. Cornett
EVP & Chief Marketing Officer	60%	50%

Wolfgang Schramm
EVP & President — Controls Division	60%	50%

Henrik Krabsen
EVP & President — Work Function Division	60%	50%

Thomas K. Kittel
EVP & President — Propel Division	60%	40%

The Sauer-Danfoss Target Annual Incentive percentage for Messrs. Cornett, Schramm, Krabsen and Kittel are above the average annual incentive plan targets for similar positions at comparable companies.  This stems from the Company’s desire to maintain internal equity within its executive office team with respect to target incentive compensation levels.

The Committee reviews and approves the financial measures and performance levels that are required to earn the target payout at the beginning of each year. These performance levels are generally tied to our annual operating budgets.  Our annual budgeting process produces aggressive goals which are considered to have a reasonable chance of being met through strong operating performance.  We used EBIT margin performance factors in the past to encourage and reward profitability on a Total Company and/or Divisional or Business Unit basis.

We have determined in past years that the Annual Incentive Award EBIT margin targets and their basis for computation involve confidential financial information and that disclosure could result in competitive harm to the Company.  Therefore, we have not disclosed these targets within this CD&A.

The following table, which shows the six-year payout history under the Annual Incentive awards for our Total Company measure, provides an indication of the difficulty in meeting the performance goals.

Year	Earned Payout As A Percentage Of Target
2009	N/A
2008	0%
2007	0%
2006	113%
2005	45%
2004	136%

Under the Omnibus Incentive Plan, the Committee reserves the discretion to reduce, but not increase, the final payouts to executive officers.  From 2004 through 2008, the Committee did not reduce payout levels on a discretionary basis.

With a clear relationship between financial results and payouts, our Annual Incentive Awards program encourages our senior leadership to drive business results.  As a market-based program, it also helps us attract, motivate and retain quality leaders.  Finally, the design of the shareholder-approved Omnibus Incentive Plan and the Annual Incentive Awards made thereunder helps ensure the tax deductibility of Long-Term Incentive Awards earned and paid out.

Long-Term Incentive Awards

As noted above, the Long-Term Incentive Award program was suspended temporarily in 2009 due to the economic and market challenges facing the Company.  The following discussion relates to the Long-Term Incentive Award program prior to suspension.

We provide Long-Term Incentive Awards to our executive officers and other senior business leaders.  The Omnibus Incentive Plan sets forth the terms and conditions under which our Long-Term Incentive Awards are made.  The Company’s established practice is to make Long-Term Incentive Award grants once each year, at the time of its regularly scheduled first quarter Compensation Committee meeting.  The Omnibus Incentive Plan allows for a variety of forms of Long-Term Incentive Awards (e.g., Stock Options, Performance Units, Restricted Stock). The Omnibus Incentive Plan also provides for a variety of performance measures for performance-based Long-Term Incentive Awards (e.g., Return on Sales, Return on Net Assets, Total Shareholder Return).

In 2008, consistent with past practice, the Committee determined that the Long-Term Incentive Awards would be made 100% in the form of Performance Units.  In addition, the Committee determined that average Return on Net Assets (RONA) over a three-year performance period would be the performance measure used for the Long-Term Incentive Awards.  The three-year performance period promotes performance over a reasonable timeframe and builds an employee retention component into the Long-Term Incentive Awards.

The Committee has chosen Performance Units as the award vehicle under the Company’s Long-Term Incentive program based on management recommendations and its own evaluation.  Among other advantages, Performance Units provide the Compensation Committee with the flexibility to choose to make payouts in either cash or shares at the time of grant.

The Performance Units link payouts under the Company’s Long-Term Incentive program to the Company’s achieved RONA performance.  We use RONA as the performance measure because we view this metric over an extended period of time to be an important driver in shareholder value creation.  The Committee set a three-year target for average RONA considering the Company’s expected performance throughout the economic cycle and considering median RONA performance compiled by Hewitt for similarly sized companies in the Industrial Machinery sector.

Beginning in 2007, a sales growth modifier was added to the Long-Term Incentive Plan’s performance targets to encourage long-term growth in addition to profitability.  Depending upon the average sales growth over the three-year performance period, the earned payout under the 2008 performance unit grant can be increased by up to 20%.

Actual payouts under the 2007 and 2008 Long-Term Incentive Award grants can range from 46% to 156% of target, depending upon achieved average RONA and sales growth over the three-year performance period. Below certain minimum average RONA thresholds, no payout will be made under the Long-Term Incentive Awards.  Because the Company’s RONA performance was below the threshold, no payout was earned under the 2007 Long-Term Incentive Award.

The RONA thresholds, targets and maximums, along with the corresponding payout levels, are as follows:

	Grant Year	Threshold	Target	Maximum
RONA Targets	2008	10%	14%	16%
	2007	10%	14%	16%

Performance Unit Payout %	2008	46%	90%	130	%**
	2007	46%	90%	130	%**

**        For the 2007 and 2008 grant years, the earned payout based on RONA performance may be increased by a sales growth modifier of 10% to 20% depending upon the Company’s average sales growth over the three-year performance period.  The 10% and 20% sales growth modifiers result from three-year average sales growth of 5% and 15%, respectively. Between 5% and 15% sales growth, the modifier increases on a linear basis.  With the sales growth modifier, the maximum payout under the 2007 and 2008 performance unit grants is 156% (130% × 120% sales growth modifier).

The Committee determines the target percentage of a participant’s base salary for Long-Term Incentive Award purposes each year, without consideration of prior awards, based on a review of market survey information for similar positions in comparable companies and based on internal equity.

Dividend equivalents on outstanding Performance Units are paid at the same time and at the same rate as dividends declared by the Company’s Board of Directors on its common stock.  During the performance period, the dividend equivalents are paid based on the target number of Performance Units held by each participant.  By tying the payment of dividend equivalents into the Company’s common stock dividends, the participants have incentive to focus on cash flow measures that drive shareholder value and returns.  The Company suspended its common stock dividends in 2009.  Dividend equivalent payments on outstanding Performance Units were similarly suspended during 2009.

To promote share ownership, the Committee generally requires that earned Performance Units under the Long-Term Incentive Awards program be paid to participants 100% in shares of Company stock, with a number of shares withheld from the payout equal to the value needed to cover the Company’s minimum statutory tax withholding requirements.  In April of 2010, in light of the pending tender offer from Danfoss A/S and Danfoss Acquisition, Inc. for the outstanding shares of the Company, the Committee authorized a change in the future payout format of all presently outstanding 2008 Grant Year Performance Units from stock to cash, based on the final tender offer price.  This change to a cash payout was made contingent upon the completion of the tender offer and planned follow-on merger process.  The Committee did not alter the performance criteria that will determine whether any payout is actually earned on the outstanding 2008 Grant Year Performance Units.

The Performance Unit Award Agreements generally provide for automatic forfeiture upon a termination from service prior to the end of the performance period and/or the payout date.  The Performance Unit Award Agreements generally provide for pro-rata, post-employment payouts of earned Performance Units under the following situations:

•                  Retirement at full, normal retirement age

•                  Death

The Long-Term Incentive Awards are subject to immediate vesting and payout, at the target level, upon a Change In Control of the Company, as defined in the Omnibus Incentive Plan.  Under the Omnibus Incentive Plan, the Company has the right to seek a reimbursement of amounts previously paid to any Participant who engaged in misconduct or was aware of and failed to report misconduct when such misconduct leads to a restatement of financial earnings.  The Company also has certain automatic forfeiture rights under Section 304 of the Sarbanes-Oxley Act of 2002.

At the time of his hiring in April 2007, Mr. Schramm was granted 10,000 shares of restricted stock under the Company’s Omnibus Incentive Plan.  5,000 restricted shares vested on his one-year service anniversary (April 2008) and the remaining 5,000 restricted shares vested on his two-year service anniversary (April 2009).  The restricted share issuance to Mr. Schramm served as a recruiting measure and as a short-term retention measure.  The restricted share issuance bridged the period from Mr. Schramm’s hire date until he would be eligible to receive any earned payouts under the Company’s 2007 Performance Unit Award Agreement at the end of calendar year 2009.

Prior to his hiring in January of 2009, Mr. Ruder had served the Company as a non-employee director, beginning in 2008.  While he was a non-employee director, Mr. Ruder was granted 1,500 shares of restricted stock with a three-year vesting period ending in June of 2011.  In April of 2010, the Board of Directors of the Company authorized an accelerated vesting of all non-employee director restricted shares, including those held by Mr. Ruder, in light of a pending tender offer for the outstanding shares of the Company from Danfoss A/S and Danfoss Acquisition, Inc.

With a clear relationship between financial results and payouts, our Long-Term Incentive Awards program helps us tie our executive compensation levels to achieved business results.  As an equity-based program, it also ties our executive compensation levels into returns earned by our shareholders.  As a market-based program, it also helps us attract, motivate and retain quality leaders.  Finally, the design of the shareholder-approved Omnibus Incentive Plan and Long-Term Incentive Awards granted thereunder helps ensure the tax deductibility of Long-Term Incentive Awards ultimately paid out.

Retirement & Savings Plans

The Retirement & Savings Plans in which our executive officers participate consist of the following:

•                  Local Retirement Plans

•                  Supplemental Retirement and/or Savings Plans

•                  Elective Deferred Compensation Plans for Cash Compensation

•                  Elective Deferred Compensation Plans for Long-Term Incentive Compensation

Our Local Retirement Plans are made available to all eligible employees, including the Named Executive Officers, and vary by country.  The Local Retirement Plans are a combination of defined contribution and/or defined benefit savings plans.  In recent years, the Company has moved towards providing the majority of its retirement benefits in the form of defined contribution plans.  Our Named Executive Officers generally participate in their country-specific Local Retirement Plans on the same terms and conditions made available to all other participants in the respective plans. Our Local Retirement Plans are described in further detail in the Pension Benefits Table and narrative beginning on page 23.

Our Supplemental Retirement and/or Savings Plans are made available to those U.S. officers and employees whose annual compensation exceeds certain limits imposed by the IRS and whose retirement benefits under the Local Retirement Plans are limited as a result.  The Supplemental Retirement and/or Savings Plans operate to replace the retirement benefits that would be lost as a result of the IRS limits. Messrs. Schmidt, Cornett, Krabsen and Schramm participate in the Supplemental Retirement and/or Savings Plans.

Our Local Retirement Plan benefits and our Supplemental Retirement and/or Savings Plan benefits are determined primarily by considering base salary.  Payouts under the Annual Incentive Plan Awards or the Long-Term Incentive Plan Awards generally do not impact the amount a participant will receive under these plans.

The Elective Deferred Compensation Plans for Cash Compensation are made available to U.S. Vice Presidents and executive officers as a means to allow them to save, on a tax-deferred basis, all or a portion of their annual cash compensation (Base Salary and Annual Incentive Award).  Deferred compensation under these plans represents an unfunded, unsecured liability of the Company.  During the deferral period, participants’ deferred compensation accounts are credited with a variable earnings credit that is tied to ten-year U.S. treasury yields and a credit risk spread based on the Company’s credit profile.  Mr. Krabsen has elected to participate in the Elective Deferred Compensation Plans for Cash Compensation.

The Elective Deferred Compensation Plan for Long-Term Incentive Compensation has been made available to Messrs.  Schmidt and Cornett as a means to allow them to defer the receipt of their payouts under the Company’s Long-Term Incentive Awards program.  The determination of whether to extend the invitation to participate is made by the Committee on a grant-by-grant basis and depends, in part, on the Company’s exposure to compensation deduction limitations under Internal Revenue Code Section 162(m).  During the deferral period, the deferred compensation retains its original form (i.e., Performance Units). At the end of the deferral period, the deferred Performance Units are paid in the same form, shares or cash, as originally determined by the Committee.  During the deferral period, dividend equivalents earned on the deferred Performance Units are also deferred and represent an unfunded, unsecured liability of the Company.  During the deferral period, the deferred dividend equivalent accounts are credited with a variable earnings credit that is tied to ten-year U.S. treasury yields and a credit risk spread based on the Company’s credit profile.  Mr. Schmidt has previously elected to participate in the Elective Deferred Compensation Plan for Long-Term Incentive Compensation.  Pursuant to a prior deferral election, Mr. Schmidt received a payout of 26,703 performance units on April 3, 2009, payable in shares of Company stock.  The deferred performance unit payout was valued at $71,831 based on a share value of $2.69 on the payout date.

Executives participating in the Elective Deferred Compensation Plan for Long-Term Incentive Compensation can experience adverse capital gains tax consequences if the Company’s share value declines during the deferral period.  A decline in share value during the deferral period causes the net shares received by the participant, after payroll tax withholding, to have a lower tax basis.  A later sale of these lower tax basis shares results in a greater capital gain or lower taxable loss than would have resulted had the shares not been deferred.  The Committee has agreed to make a capital gains tax protection payment to participants if their deferred Performance Units are paid out at a time when the shares are lower in value than on the date when the Performance Units would have originally been paid, based on a fixed formula.  At this time of his deferred performance unit payout, Mr. Schmidt received a tax basis protection payment of $164,622 in accordance with the pre-determined fixed formula.

The Elective Deferred Compensation Plan for Long-Term Incentive Compensation was last made available in 2006.  At the end of 2009, there were 92,346 Deferred Performance Units held by former executive officers of the Company.

The Supplemental Retirement and/or Savings Plans and the Elective Deferred Compensation Plans are described in further detail in the Nonqualified Deferred Compensation Table and narrative beginning on page 24.

Based on observed market practices, we believe our Retirement & Savings Plans are comparable to those found in the marketplace for senior executives.  These plans help us attract, motivate and retain quality leaders.  In addition, the elective deferred compensation programs can help ensure the corporate tax deductibility of compensation in years when an executive’s compensation might otherwise exceed the tax deductible compensation limits of Internal Revenue Code Section 162(m).

Additional Cash Compensation and Perquisites

We provide a few additional elements of cash compensation and/or perquisites to our executives.  These elements include:

•                  Relocation Stipend and/or Relocation Expenses

•                  Automobile Allowances and/or Company Cars

•                  Paid Time Off (PTO) Sell Back

•                  Spousal Travel

The relocation stipend paid to Mr. Schmidt was put in place at the time he relocated to our Lincolnshire, Illinois office.  The Compensation Committee determined that relocating executives should be given a stipend to assist them with the higher cost of housing in the Chicago area.  The stipends have a limited term (60 months) and ended in August 2008 for Mr. Schmidt.

During 2008, the Committee authorized Mr. Cornett to relocate his primary office from the Company’s Lincolnshire, Illinois office to its Neumünster, Germany facility.  Mr. Cornett received the Company’s standard relocation assistance from the Company during 2008.  The full cost of Mr. Cornett’s relocation assistance, $34,864, has been included in the Other Compensation Column of the Summary Compensation Table.

Upon his hiring date in 2007, the Committee authorized that Mr. Schramm move to the Company’s Plymouth, Minnesota facility.  Mr. Schramm received the Company’s standard relocation assistance from the Company.  The full cost of Mr. Schramm’s relocation assistance, $32,349 in 2007 and $5,805 in 2008, has been included in the Other Compensation Column of the Summary Compensation Table.  Also included in 2008 is an additional $40,000 that the Committee authorized for payment to Mr. Schramm in order to cover certain duplicate housing costs resulting from the soft U.S. real estate market.

Automobile allowances are paid to Messrs. Schmidt, Schramm and Krabsen in lieu of providing company cars for their use. Mr. Cornett received an automobile allowance during the period of his U.S. employment.  As European-based officers, Messrs. Ruder, Christensen, Cornett and Kittel are provided a company car for business and personal use.  Automobile allowances or allowing the use of a company car are common in the market for senior executives and are used by us to attract, motivate and retain quality leaders.

The Company’s Paid Time Off (PTO) plan allows U.S. employees, including officers, to sell back up to 80 hours of paid time off (i.e. vacation) per year.  This may be preferable for employees who are nearing their maximum PTO accrual and would otherwise begin to lose the value of their full PTO benefit. Mr. Schmidt utilized the PTO sell-back option in 2008.  The resulting cash payment to him has been included in the Other Compensation Column of the Summary Compensation Table.  The PTO sell-back option was discontinued in 2009.

Similarly, departing U.S. employees are able to receive a cash payout of their remaining PTO accrual balance upon their termination of employment. Mr. Schmidt received such a payout upon his termination of employment in May 2009.  Mr. Cornett received a payout of his accrued U.S. PTO balance upon his transfer to Germany as his PTO eligibility will now be based on German PTO provisions.  These cash payments have been included in the Other Compensation Column of the Summary Compensation Table.

Due to a high frequency of international travel, we allow spouses to accompany executives on up to two international trips per year.  The Company pays coach class airfare for any such spousal trips.  The executive is responsible for any income taxes resulting from such Company-paid spousal trips.

Other Potential Post-Employment Compensation

The Company has entered into Employment Agreements with the Named Executive Officers that provide the potential for post-employment compensation in certain instances (i.e., triggers).

For Messrs. Schmidt, Cornett, Krabsen, Kittel and Schramm, the triggers that would provide for post-employment compensation are as follows:

•                  Termination Due to Death or Disability

•                  Termination By The Company Without Cause

•                  Termination By The Executive With Good Reason

•                  Change in Control of the Company and Termination by the Company Without Cause or by the Executive With Good Reason Within Two Years following the Change in Control

Messrs. Ruder and Christensen have European-style Employment Agreements where post-employment compensation is primarily covered through the use of extended notice periods.  For terminations initiated by the Company without cause or by the employee due to breach of contractual obligations, Mr. Ruder has a 24-month notice period and Mr. Christensen has an 18-month notification period, during which time they would be eligible to receive their normal compensation, even if no longer working for the Company.

Based on observed market practices, the triggers which can lead to post-employment compensation are comparable to those found in the marketplace for CEOs and other senior executives.  The material terms of the Employment Agreements, including the provisions relating to potential post-employment compensation, are discussed in detail in the Potential Payments Upon Termination or Change in Control section beginning on page 26.

Karl Schmidt Resignation and Post-Employment Compensation

In April 2009, Mr. Schmidt announced his resignation from the Company, effective April 30, 2009.  The Company and Mr. Schmidt agreed that the resignation would be treated under the Termination Without Cause / Termination With Good Reason provisions of his employment agreement.

As a result of this treatment and pursuant to his employment agreement, Mr. Schmidt was paid or provided the following amounts upon his termination of employment:

•                  $784,800 - Separation Payment Payable in Two Installments (May 2009 and December 2009)

•                  $20,129 Cobra Continuation Payment in Lieu of Medical Plan Continuation For 12 Months

•                  $18,875 - Accrued Paid Time Off at Termination Date

•                  Outplacement Services — Reimbursed Up To $20,000 Value

Thomas Kittel Retirement and Post-Employment Compensation

In August 2009, Mr. Kittel announced his intention to retire from the Company, effective September 30, 2009.  The Company and Mr. Kittel agreed that his retirement would be treated under the Termination Without Cause / Termination With Good Reason provisions of his employment agreement.

As a result of this treatment and pursuant to his employment agreement, Mr. Kittel was paid or provided the following amounts in Euro upon his retirement:

•                  126,000 Euro — Salary Continuation For Six-Month Period

•                  9,870 Euro — Local Retirement Plan Contributions During Salary Continuation Period

•                  563,333 Euro — Separation Payment Payable in March 2010

•                  Retention of Company Car for Five-Month Period plus 2,500 Euro for fuel and lubricants

•                  Outplacement Services - Up To 20,000 Euro Value

Hans J. Cornett Resignation and Post-Employment Compensation

In October 2009, Mr. Cornett announced his intention to resign from the Company, effective December 31, 2009.  Pursuant to his termination agreement, Mr. Cornett was paid or provided the following amounts upon his termination of employment:

•                  147,000 Euro — Salary Continuation For Seven-Month Period

•                  6,391 Euro — Local Retirement Plan Contributions During Salary Continuation Period

•                  105,000 Euro — Separation Payment Payable in July 2010

•                  Outplacement Services - Up To 20,000 Euro Value

Henrik Krabsen Resignation and Post-Employment Compensation

In January 2010, Mr. Krabsen announced his intention to resign from the Company, effective January 31, 2010.  The Company and Mr. Krabsen agreed that the resignation would be treated under the Termination Without Cause / Termination With Good Reason provisions of his employment agreement.

As a result of this treatment and pursuant to his employment agreement, Mr. Krabsen was paid or provided the following amounts upon his termination of employment:

•                  $421,200 — Separation Payment in One Installment (February 2010)

•                  $22,641 Cobra Continuation Payment in Lieu of Medical Plan Continuation For 12 Months

•                  $28,507 - Accrued Paid Time Off at Termination Date

•                  Outplacement Services — Reimbursed Up To $20,000 Value

Analysis of Risks Inherent in Compensation Policies & Practices

Management believes that the compensation policies and practices for all employees, including executive officers and non-executive officers, do not create risks that would reasonably be expected to have a material adverse effect on the Company.  The incentive compensation programs extended to certain key employees other than executive officers, when available, are patterned after the incentive compensation programs for our executive officers and are reviewed on an annual basis by the Compensation Committee.

Stock Ownership Guidelines

The Company has no formal stock ownership guidelines due, in part, to the closely-held nature of the Company.  The Committee strongly encourages share ownership among the senior executives and monitors such share ownership on an annual basis.

Financial Accounting and Tax Impacts of Executive Compensation Program

Internal Revenue Code (“IRC”) Section 162(m) limits U.S. and state tax deductions for compensation in excess of $1,000,000 paid to the CEO and to the other Named Executive Officers during any taxable year.

The Company’s Omnibus Incentive Plan has been designed to meet the qualifying criteria for the performance-based compensation exception to IRC Section 162(m).  Incentive awards granted under the Omnibus Incentive Plan are designed to be fully deductible for U.S. and state tax purposes.

The cash-based elements of our executive compensation program, including Base Salary and Annual Incentive Awards, are treated as a financial statement expense in the year incurred.  The Long-Term Incentive Awards are accounted for pursuant to the Rules of the Accounting Standards Codification with financial statement expense recognized over the three-year performance period.

Compensation Committee Interlocks and Insider Participation

The Committee’s members during 2009 were Johannes F. Kirchhoff, F. Joseph Loughrey, and Steven H. Wood, none of whom is or has ever been an officer or employee of the Company. Johannes F. Kirchhoff and members of his family are owners of FAUN Umwelttechnik GmbH & Co. KG, which purchased products from the Company in 2009 for an aggregate purchase price of approximately $2.0 million.

Compensation Committee Report

The information contained in the following report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management and, based on the review and discussion, has recommended to the Board that the CD&A be included in the Company’s Proxy Statement and be incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE:

Johannes F. Kirchhoff, Chairman F. Joseph Loughrey Steven H. Wood

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5) ($)	Total ($)
Sven Ruder (1)	2009	547,431	0	0	0	53,834	601,265
President & Chief Executive Officer
Jesper V. Christensen (1)	2009	203,911	0	0	0	25,100	229,011
Executive Vice President &
Chief Financial Officer
Karl J. Schmidt	2009	107,155	0	0	2,679	1,018,415	1,128,249
Executive Vice President &	2008	327,032	304,016	0	5,697	53,611	690,356
Chief Financial Officer	2007	313,038	422,198	0	5,528	45,832	786,596
Hans J. Cornett (1)	2009	356,844	0	0	134	436,279	793,257
Executive Vice President &	2008	349,939	294,363	0	5,298	98,466	748,066
Chief Marketing Officer	2007	301,942	401,087	0	5,623	36,275	744,927
Henrik Krabsen	2009	286,920	0	0	13,224	25,028	325,172
Executive Vice President &
President Work Function Division
Thomas K. Kittel (1)	2009	269,255	0	0	65,033	1,064,343	1,398,631
Executive Vice President &	2008	409,780	379,840	0	36,390	99,343	925,353
President Propel Division	2007	341,979	438,219	0	0	49,760	829,958
Wolfgang Schramm	2009	286,920	0	0	4,923	25,058	316,901
Executive Vice President &	2008	311,908	289,527	0	4,637	73,599	679,671
President Controls Division	2007	214,615	666,468	0	1,154	50,670	932,907

Footnotes To Summary Compensation Table

(1)                                  Certain compensation items earned by Messrs. Ruder, Christensen, Cornett and Kittel were valued in Euros and were converted to U.S. dollars for this table and all other tables using a weighted average annual exchange rate (USD/Euro) of 1.3903, 1.4635 and 1.3673 for 2009, 2008 and 2007, respectively.

(2)                                  These amounts represent the annual grant date value of equity compensation in the form of Performance Units and/or Restricted Stock to each Named Executive Officer. For purposes of determining the grant date value, the Performance Units were treated as paying out at target values, as this would have been the expectation as of the grant date.  Based on achieved performance below threshold levels, Performance Units granted in 2007 will expire with no payouts.  It is also likely that the 2008 Performance Unit grants will expire with no payouts, as achieved performance is expected to be below threshold levels.

Assuming a maximum achieved payout with respect to the 2007 grants and using the grant date value, the amounts reflected above would be $658,629, $625,696, $683,622 and $892,130 for Messrs. Schmidt, Cornett, Kittel and Schramm, respectively.  Assuming a maximum achieved payout  with respect to the 2008 grants and using the grant date value, the amounts reflected above would be $474,265, $459,206, $592,550 and $451,662 for Messrs. Schmidt, Cornett, Kittel and Schramm, respectively.

As noted in the CD&A, there were no stock awards made in 2009 as the Company’s Long-Term Incentive Award program was suspended.

Further information concerning the Company’s accounting for Performance Units and Restricted Stock can be found in footnote number 13 to its consolidated financial statements filed as part of its Form 10-K for the year ended December 31, 2009.

(3)                                  Based on achieved performance below threshold levels, there were no payouts earned in 2007 and 2008 under the Company’s Annual Incentive Award program.  As noted in the CD&A, the Annual Incentive Award program was suspended in 2009.

(4)                                  These amounts represent the aggregate increase in the actuarial present value of all defined benefits and actuarial plans, including supplemental plans, accrued during the year plus above-market earnings on nonqualified deferred compensation, using 120% of the applicable federal long-term rate as the basis for market earnings.  The amounts are detailed in the following table.

Name	Year	Change In Value Of German Pension Plan ($)	Change In Value Of US Qualified Retirement Plan ($)	Above-Market Earnings On Non- Qualified Deferred Compensation ($)	Total ($)
Karl J. Schmidt	2009	0	2,468	211	2,679
	2008	0	5,411	286	5,697
	2007	0	5,504	24	5,528

Hans J. Cornett	2009	0	134	0	134
	2008	0	5,298	0	5,298
	2007	0	5,623	0	5,623

Henrik Krabsen	2009	0	5,039	8,185	13,224

Thomas K. Kittel	2009	65,033	0	0	65,033
	2008	36,390	0	0	36,390
	2007	0	0	0	0

Wolfgang Schramm	2009	0	4,923	0	4,923
	2008	0	4,637	0	4,637
	2007	0	1,154	0	1,154

The actuarial present value of Mr. Kittel’s German pension plan benefit declined by $27,511 in 2007, due to a 1% increase in the discount rate used to determine the present value.  In accordance with SEC disclosure rules, the Company is not reporting this decrease in the Summary Compensation Table.

(5)                                  The All Other Compensation amounts represent the following amounts and are explained in greater detail in the Additional Cash Compensation and Perquisites section of the CD&A:

Name	Year	Dividend Equivalents Paid On Outstanding Performance Units ($)	Relocation Stipend or Relocation Costs ($)	Auto Allowance ($)	Company Car ($)	PTO Sellback PTO Payout ($)	Post- Employment Compensation and Tax Basis Protection Payments ($)	Company Contributions To 401(k) Plan and to Supplemental Retirement Plans ($)	Other Perquisites ($)	Total ($)
Sven Ruder	2009	0	0	0	28,548	0	0	25,123	163	53,834

Jesper V. Christensen	2009	0	0	0	16,239	0	0	8,698	163	25,100

Karl J. Schmidt	2009	0	0	5,300	0	18,875	989,551	4,689	0	1,018,415
	2008	0	12,613	12,720	0	6,288	0	14,854	7,136	53,611
	2007	0	18,920	12,720	0	0	0	14,192	0	45,832

Hans J. Cornett	2009	0	0	0	33,478	0	387,047	15,591	163	436,279
	2008	0	34,864	9,540	10,267	24,195	0	14,870	4,730	98,466
	2007	0	0	12,720	0	9,385	0	13,523	647	36,275

Henrik Krabsen	2009	0	0	12,720	0	0	0	12,308	0	25,028

Thomas K.	2009	0	0	0	28,362	0	1,014,626	21,192	163	1,064,343
Kittel	2008	32,374	0	0	28,400	0	0	32,692	5,877	99,343
	2007	17,896	0	0	22,667	0	0	6,814	2,383	49,760

Wolfgang	2009	0	0	12,750	0	0	0	12,308	0	25,058
Schramm	2008	0	45,805	12,750	0	0	0	13,954	1,090	73,599
	2007	0	32,349	9,563	0	0	0	2,308	6,450	50,670

The values reflected for company cars are based on the annual operating costs to the Company.  Other perquisites include spousal travel, airline club fees and insurance premiums.

GRANTS OF PLAN-BASED AWARDS TABLE

As noted in CD&A, the Company suspended its Annual Incentive Award and Long-Term Incentive Award programs in 2009 in response to the economic downturn.  As a result, the Grants of Plan-Based Awards Table is not relevant for 2009 as there is no data to report.

SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS NARRATIVE

Each of the Named Executive Officers has an Employment Agreement with Sauer-Danfoss Inc. and/or one of its Affiliates which detail, among other things, the components of such officer’s compensation.

The German Employment Agreements for Messrs. Ruder, Christensen, Cornett and Kittel were written to comply with German employment law and contain provisions similar to those made available to other senior executives based in Germany.  The German Employment Agreements contain longer notice periods for a Company-initiated termination, without cause, than are typical for U.S.-style agreements.  The notice periods for Messrs. Ruder and Christensen are 24 months and 18 months, respectively.  The notice periods in effect for Messrs. Cornett and Kittel, prior to their terminations of employment, were seven months.

The U.S. Employment Agreements for Messrs. Schmidt and Krabsen, first entered into in December of 2002, were replaced, effective December 31, 2008 with agreements containing substantially similar terms and written to comply with IRC Section 409A.  The Employment Agreements for Messrs. Schmidt and Krabsen have evergreen clauses and continue in effect until termination of employment. Mr. Schramm’s Employment Agreement was entered into on April 16, 2007 and contains a two-year term, automatically renewable for successive one-year terms in the absence of written notice by either party.  The U.S. Employment Agreements contain a minimum 30-day notice period.

Rights of the officers to certain post-employment compensation under the terms of the Employment Agreements are discussed in the Potential Payments upon Termination or Change in Control section beginning on page 26.

The officer Employment Agreements provide for base salary levels, which increase under the Company’s annual salary review process, as described in the CD&A.  The U.S. Employment Agreements provide that an officer’s base salary cannot be decreased without the officer’s consent, unless as part of a blanket decrease to the base salaries of all officers.  As noted in the CD&A, a blanket decrease was made to the base salaries of all officers, effective March 1, 2009.  This blanket decrease was discussed with, and agreed to, by the officers.

Stock Awards

Amounts listed in the Stock Awards column represent the grant date value of Performance Units granted under the Company’s Omnibus Incentive Plan for the given reporting year.  For purposes of determining the performance payout expectations as of the grant date, we have generally assumed that the Performance Units would payout at their target value.

Messrs. Cornett, Krabsen and Schramm have outstanding Performance Unit grants at December 31, 2009 under the Company’s Omnibus Incentive Plan.  The Performance Units outstanding at year-end are detailed later in the Outstanding Equity Awards At Fiscal Year-End Table.

Messrs. Ruder and Christensen do not hold outstanding Performance Unit grants as no Performance Unit grants have been made since they started employment at Sauer-Danfoss.  Messrs. Schmidt and Kittel did not hold outstanding Performance Unit grants at year-end as their unpaid, unvested Performance Units were forfeited upon their termination of employment with Sauer-Danfoss in 2009.  Mr. Cornett’s outstanding performance units were forfeited upon his termination of employment on December 31, 2009.  Mr. Krabsen’s outstanding performance units were forfeited upon his termination of employment on January 31, 2010.

The performance unit award agreements call for the payout of Performance Units based on average Return on Net Asset (RONA) performance over a three-year performance period.  The Performance Unit awards generally allow for a percentage payout of the target number of Units, depending upon RONA performance. Below established RONA thresholds, there is no payout under the Performance Unit awards.  Beginning in 2007, a sales growth modifier was added to the performance measurements for purposes of determining earned Performance Unit payouts.

The Performance Unit award agreements include forfeiture upon termination of service from the Company prior to payment, except terminations due to Retirement, Disability or Death, in which case pro-rated payouts will be made, based on final RONA performance.  The Compensation Committee can make exceptions to the automatic forfeiture provisions, in its sole discretion.

The performance unit award agreements also call for a payout, at target levels, of Performance Units in the event of a Change in Control of the Company, as defined in the agreements.

By decision of the Compensation Committee, earned Performance Units are generally payable in shares of Company stock, with a number of shares withheld to cover the Company’s minimum statutory tax withholding requirements.

The Performance Unit Award Agreements allow for the payment of dividend equivalents, as declared by the Company’s Board of Directors.  The practice of the Board has been to authorize the payment of dividend equivalents, based on the number of target Performance Units held, at the same time and at the same rate as dividends declared on the Company’s common stock.  Beginning in 2009, the Board had suspended the payment of dividends on the Company’s common stock.  As a result, dividend equivalents on outstanding Performance Units were also suspended.

Non-Equity Incentive Compensation

Amounts reflected in the Non-Equity Incentive Compensation represent amounts granted to and earned by the Named Executive Officers under the Company’s Annual Incentive Award program.  The Annual Incentive Award program is performance-based and in the past has been tied to the Company’s performance against predetermined targets for Earnings Before Interest & Taxes (EBIT) margins.

Annual Incentive Award payouts are based on a range of 25% to 200% of pre-established payout targets depending upon EBIT margin performance.  Below certain minimum threshold EBIT margin levels, there is no payout under the Annual Incentive Award program.  For 2007 and 2008, the EBIT margin performance levels were below threshold and, therefore, no earned payouts are reflected.  For 2009, as noted in the CD&A, the Annual Incentive Program was suspended and therefore no payouts were made.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sven Ruder (1)			1,500	$18,015

Hans J. Cornett (2)	None	$0
Hans J. Cornett (3)(4)			7,168	$86,088

Henrik Krabsen (2)	None	$0
Henrik Krabsen (3)(4)			7,050	$84,671

Wolfgang Schramm (2)	None	$0
Wolfgang Schramm (3)			7,050	$84,671

Footnotes To Outstanding Equity Awards At Fiscal Year-End Table

(1)          Restricted shares granted to Mr. Ruder during his period of service as a non-employee director.  The restricted share value is based on a per share value of $12.01 as of December 31, 2009.

(2)          2007 Performance Unit Awards granted on March 20, 2007 (April 16, 2007 for Mr. Schramm), with a Performance Period from January 1, 2007 through December 31, 2009.  Achieved RONA performance for the three-year Performance Period was below the minimum threshold and, therefore, no payouts were earned under the 2007 Performance Unit Awards.

(3)          2008 Performance Unit Awards granted on March 12, 2008, with a Performance Period from January 1, 2008 through December 31, 2010.  These amounts represent the threshold number of units for each Named Executive Officer and the value of those units based on a per share value of $12.01 as of December 31, 2009.  Actual earned Performance Units will fully vest on the payout date in February of 2011.

(4)          The outstanding 2008 Performance Units held by Messrs. Cornett and Krabsen at year-end were forfeited upon their termination of employment.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name of Executive Officer	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Karl J. Schmidt (1)	7,286	$20,692
Hans J. Cornett (1)	6,922	$19,658
Henrik Krabsen (1)	3,412	$9,690
Thomas K. Kittel (2)	4,059	$35,516
Wolfgang Schramm (3)	5,000	$18,750

Footnotes To Option Exercises and Stock Vested Table

(1)          Amounts and values represent earned Performance Units, payable in shares, granted on June 1, 2006 to Messrs. Schmidt, Cornett and Krabsen.  The 2006 Performance Unit Award Agreements included a Performance Period from January 1, 2006 through December 31, 2008.  Based upon achieved RONA performance during the Performance Period, participants earned a payout under these awards equal to 37.5% of target. The earned Performance Units fully vested on the payout date of March 25, 2009.  The values reflected above for Messrs. Schmidt, Cornett and Krabsen are based on the per share value of $2.84 on the payout date.

(2)          Amounts and values represent earned Performance Units, payable in cash, granted on June 1, 2006 to Mr. Kittel.  The 2006 Performance Unit Award Agreements included a Performance Period from January 1, 2006 through December 31, 2008.  Based upon achieved RONA performance during the Performance Period, Mr. Kittel earned a payout under these awards equal to 37.5% of target. The earned Performance Units fully vested on the payout date of March 25, 2009.  The value reflected above for Mr. Kittel is based on the December 31, 2008 closing share price of $8.75, in accordance with the terms of Mr. Kittel’s 2006 Performance Unit Award Agreement.

(3)         Amounts and values reflected represent vesting of restricted shares granted to Mr. Schramm on April 16, 2007. These restricted shares vested on April 16, 2009, the two-year anniversary of his hire date.  The value reflected is based on the per share value of $3.75 on the vesting date.

PENSION BENEFITS

Name	Plan name	Number of years of credited service (#)	Present Value of Accumulated Benefit ($)
Karl J. Schmidt	Sauer-Danfoss Employee’s Retirement Plan	7.3	33,458
Hans J. Cornett	Sauer-Danfoss Employee’s Retirement Plan	7.7	33,510
Henrik Krabsen	Sauer-Danfoss Employee’s Retirement Plan	9.0	39,745
Thomas K. Kittel	German Company Pension Scheme	21.9	347,309
Wolfgang Schramm	Sauer-Danfoss Employee’s Retirement Plan	2.7	10,714

PENSION BENEFITS NARRATIVE

Sauer-Danfoss Employees’ Retirement Plan

The Pension Benefits table above details the present value of the accumulated retirement benefits accrued by Messrs. Schmidt, Cornett, Krabsen and Schramm under the Sauer-Danfoss Employees’ Retirement Plan (the “U.S. Retirement Plan”).  The amounts shown represent the present value of the retirement benefits that each of them would be eligible to receive at normal retirement age (65), based on years of service through December 31, 2009 and discounted to a December 31, 2009 present value.

Messrs. Krabsen and Schramm participate in the U.S. Retirement Plan under the plan’s cash balance formula.  Under the cash balance formula, participants are provided an annual credit, equal to 2% of eligible pay, to their cash balance accounts.  The cumulative account balances earn annual interest credits, tied to the one-year treasury bill rate.  At the normal retirement date, age 65, the accumulated cash balance is converted into a monthly annuity for payment and is paid out as either a single-life annuity or as a joint and survivor annuity.  For the cash balance formula, eligible pay is generally limited to a participant’s base salary.

Mr. Schmidt participated in the U.S. Retirement Plan under the plan’s cash balance formula up to the date of his employment termination.  Mr. Schmidt’s vested benefit upon termination is reflected in the above table.  Mr. Cornett participated in the U.S. Retirement Plan, prior to his transfer to a German-based employment status in late 2008.  Mr. Cornett’s vested benefit in the U.S. Retirement Plan is reflected in the above table.

Under the U.S. Retirement Plan, reduced early retirement benefits may be taken beginning at age 55. Messrs. Schmidt (age 56) and Cornett (age 59) are currently eligible for early retirement under the above-named plan.  Upon early retirement, the normal age 65 retirement benefit is subject to reduction for each month by which the participant is less than age 65 when early retirement benefit payments commence.

Mr. Schramm has not yet served the requisite five years to be vested in his benefits under the U.S. Retirement Plan.

Sauer-Danfoss Supplemental Retirement Plan

The Internal Revenue Code generally limits to $195,000, indexed for inflation, the amount of any annual benefit that may be paid from the U.S. Retirement Plan.  Moreover, the U.S. Retirement Plan may consider no more than $245,000, as indexed for inflation, of a participant’s annual compensation in determining that participant’s retirement benefit.

In recognition of these two limitations, the Company has adopted a Supplemental Executive Savings and Retirement Benefit Plan (the “U.S. Supplemental Savings Plan”).  The U.S. Supplemental Savings Plan is designed to provide supplemental retirement benefits to the extent that a participant’s benefits under the U.S. Retirement Plan are limited by either the $185,000 annual benefit limitation or the $230,000 annual compensation limitation.

Messrs. Schmidt, Cornett, Krabsen and Schramm are covered by the U.S. Supplemental Savings Plan because their cash balance account contributions are limited by the Internal Revenue Code limitations on qualified plans.  This separate plan is discussed in the Nonqualified Deferred Compensation narrative which follows below.

German Company Pension Scheme

The Pension Benefits table above details the present value of the accumulated retirement benefit accrued by Mr. Kittel under the German Company Defined Benefit Pension Scheme.  The amount shown represents the retirement annuity that Mr. Kittel would be eligible to receive at normal retirement age (65), based on years of service through December 31, 2009, discounted to a December 31, 2009 present value using a discount rate of 5.30%.

The German Company Defined Benefit Pension Scheme is a pension plan covering a majority of the Company’s German employees.  The plan is similar in nature to a defined benefit plan in the United States, with the exception that the plan is unfunded. Under the plan, a monthly pension is paid to employees who retire after attaining the age of 65, calculated pursuant to a formula based on (i) a percentage of each employee’s base monthly salary as of the end of October of each year and (ii) the participant’s years of service. Mr. Kittel had completed 21.9 years of service in the plan as of December 31, 2009.

The German Company Defined Benefit Pension Scheme was replaced by a defined contribution retirement plan for German employees, effective October 1, 2007.  Mr. Kittel’s defined benefit pension benefit was effectively frozen as of October 1, 2007 with no further benefit accruals for additional service.  Messrs. Ruder, Christensen, Kittel and Cornett received contributions into the German defined contribution plan during 2009.  These contributions are reflected in the All Other Compensation column of the Summary Compensation Table.

NONQUALIFIED DEFERRED COMPENSATION

Name (a)	Executive Contributions In Last FY ($)	Registrant Contributions In Last FY ($)	Aggregate Earnings In Last FY ($)	Aggregate Withdrawals Or Distributions ($)	Aggregate Balance At Last FYE ($)
Karl J. Schmidt (2)(3)	0	0	(152,950)	140,727	0
Hans J. Cornett	0	0	1,876	0	16,054
Henrik Krabsen (1)(2)	0	2,508	19,676	0	243,722
Wolfgang Schramm (1)	0	2,508	193	0	7,455

Footnotes To Nonqualified Deferred Compensation Table

(1)          The amounts reflected as Registrant Contributions in the Last Fiscal Year for Messrs. Krabsen and Schramm relate to Company contributions to the Supplemental Executive Savings and Retirement Plan and are included under All Other Compensation in the Summary Compensation Table.

(2)          $211 and $8,185 of the amounts shown as Aggregate Earnings in the Last Fiscal Year for Messrs. Schmidt and Krabsen, respectively, represent above-market earnings on nonqualified, deferred compensation and are included under Change in Pension Value and Nonqualified Deferred Compensation Earnings in the Summary Compensation Table.  Above-market earnings are computed using 120% of the applicable federal long-term rate as the basis for market earnings.

(3)          ($161,820) of the amount shown as Aggregate Earnings in the Last Fiscal Year for Mr. Schmidt results from a decrease in the value of deferred Performance Units, attributable to the underlying decline in the Company’s common stock value.  The deferred Performance Units are payable in Company stock and, therefore, their value fluctuates with changes in the Company’s stock value.

NONQUALIFIED DEFERRED COMPENSATION NARRATIVE

The nonqualified deferred compensation amounts shown above reflect participants’ balances in the following three nonqualified deferred compensation plans or arrangements:

•                  Elective Deferred Compensation Plans for Cash Compensation

•                  Elective Deferred Compensation Plans for Long-Term Incentive Compensation

•                  Supplemental Executive Savings & Retirement Plan

The elective deferred compensation plans provide a means for eligible executives to save a portion of their compensation, on a tax-deferred basis, for retirement and other purposes.

The Supplemental Executive Savings and Retirement Plan operates to provide additional Company contributions to Messrs. Schmidt, Krabsen and Schramm, whose Company contributions into their qualified retirement plans are limited by IRS rules.  These additional contributions allow the affected executives to receive, on a percentage of compensation basis, the same level of Company contributions towards retirement that all other U.S. employees enjoy.  Mr. Cornett maintains a balance in the Supplemental Executive Savings and Retirement plan relating to Company contributions and earnings thereon stemming from the time of his U.S. employment.

The key provisions of the three nonqualified, deferred compensation plans are reflected below.

Elective Deferred Compensation Plans for Cash Compensation

•                  Plan available to selected U.S. employees

•                  May elect deferral of all or a portion of Base Salary and Annual Incentive Award

•                  Unfunded, unsecured liability of the Company

•                  Deferred compensation earned after 2004 subject to a variable earnings credit tied to ten-year U.S. treasury yields plus a credit risk spread based on the Company’s credit profile (2009 annualized return—8.7%)

•                  Deferred compensation earned prior to 2005 subject to a variable earnings credit tied to ten-year U.S. treasury yields plus 3% (2009 annualized return—6.0%)

•                  Payouts to be made in cash

•                  Deferral elections and payout options comply with Internal Revenue Code Section 409A rules

Elective Deferred Compensation Plan for Long-Term Incentive Compensation

•                  Plan available to selected U.S. employees

•                  May elect deferral of all or a portion of payouts under Long-Term Incentive Plan

•                  Unfunded, unsecured liability of the Company

•                  Deferrals retain the form of Performance Units

•                  Deferred Performance Units are paid out in cash or shares as originally determined by the Compensation Committee

•                  Dividend equivalents earned on the deferred units are credited at the same rate as dividends on the Company’s common shares and are deferred until Performance Unit payout

•                  Deferred dividend equivalents credited with a variable earnings credit tied to ten-year U.S. treasury yields plus a credit risk spread based on the Company’s credit profile (2009 annualized return—8.7%)

•                  Deferred dividend equivalents and earnings thereon paid out in cash at end of deferral period

Supplemental Executive Savings and Retirement Plan

•                  Non-elective plan available to any cash balance participants in the Company’s qualified retirement plans whose retirement benefits are limited by IRS rules

•                  Unfunded, unsecured liability of the Company

•                  A portion of the deferred compensation balance earns interest credits based on one-year treasury bill rates similar to cash balance account earnings (2009 annualized return—0.40%)

•                  A portion of the deferred compensation balance is self-directed by the participants and can generate earnings or loss based on actual performance from investment options in the Company’s 401(k) plan.  A participant’s actual, annualized return or loss will depend on the hypothetical investment strategy that the participant employs.  Messrs. Schmidt, Cornett, Krabsen and Schramm realized gains of 23.4%, 21.7%, 27.6% and 5.9%, respectively, with respect to their hypothetical investment strategy in 2009.

•                  Amounts payable in cash, generally on the six-month anniversary of employment termination

•                  Alternative payout options for reasons such as death and disability comply with Internal Revenue Code Section 409A rules

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Each Named Executive Officer has entered into an Employment Agreement with Sauer-Danfoss which provides for the payment of certain amounts upon a termination of employment for various reasons.  These amounts are in addition to the amounts shown above in the Pension Benefits Table and the Nonqualified Deferred Compensation Table.

Upon termination of employment for any reason, a Named Executive Officer will receive base salary, vacation pay, and Annual Incentive Awards that have been earned, but not yet paid.

The post-employment compensation payments to Messrs. Ruder and Christensen in the event of any termination initiated by the Company without cause will generally be covered by their respective notice periods and by general provisions of German employment law.

Under the terms of their Employment Agreements, Messrs. Schmidt, Cornett, Krabsen, Kittel and Schramm are to receive additional payments if the termination from employment occurs in any of the following circumstances:

•                  Following a Change in Control of the Company

•                  Termination initiated by the Company without cause

•                  Termination initiated by the Named Executive Officer with good reason

•                  Death or disability

The table set forth below shows the estimated value of these potential post-employment payments assuming a triggering event had occurred on December 31, 2009.

The estimated payouts for Messrs. Ruder, Christensen and Schramm are based on the lower base salaries in effect for 2009 following the temporary base salary reduction.  The estimated payouts for Messrs. Ruder, Christensen and Schramm also reflect no post-employment compensation payouts related to the Annual Incentive Award due to the suspension of the Annual Incentive Award program for 2009.  For Mr.  Schramm, the acceleration of outstanding Performance Units following a Change in Control is based on the closing share price on December 31, 2009 of $12.01.

The amounts shown for Messrs. Schmidt, Cornett, Krabsen and Kittel represent their actual post-employment compensation as discussed in the CD&A.  The post-employment compensation for Messrs. Schmidt, Cornett and Kittel has also been included in the Summary Compensation Table as their termination agreements were effective on or before December 31, 2009.  Mr. Krabsen left the Company during 2010, so his post-employment compensation is not included in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Named Executive Officer	Description	Salary Continuation During Notice Period $	Lump Sum Payment $	Retirement, Medical & Company Car Continuation $	PTO Accrual Payout $	Outplacement Services $	Total Paid To NEO $	Accelerated Vesting Of Performance Units $
	Termination Upon Death	265,895	—	—	—	—	265,895	N/A
Sven Ruder	Termination Without Cause / For Good Reason	1,063,580	0	—	—	27,806	1,091,386	N/A
	Termination Following Change of Control	1,063,580	0	—	—	27,806	1,091,386	0

	Termination Upon Death	152,933	—	—	—	—	152,933	N/A
Jesper V. Christensen	Termination Without Cause / For Good Reason	458,799	0	—	—	27,806	486,605	N/A
	Termination Following Change of Control	458,799	0	—	—	27,806	486,605	0

Karl J. Schmidt	Actual Post-employment Compensation	0	784,800	20,129	18,875	20,000	843,804	N/A

Hans J. Cornett	Actual Post-employment Compensation	204,374	145,982	8,885	—	27,806	387,047	N/A

Henrik Krabsen	Actual Post-employment Compensation	0	421,200	22,641	28,507	20,000	492,348	N/A

Thomas K. Kittel	Actual Post-employment Compensation	175,178	783,202	28,440	—	27,806	1,014,626	N/A

	Termination Upon Death or Disability	—	—	17,910	—	—	17,910	N/A
Wolfgang Schramm	Termination Without Cause / For Good Reason	421,200	0	17,910	—	20,000	459,110	N/A
	Termination Following Change of Control	421,200	0	28,080	—	20,000	469,280	184,077

Key Employment Agreement Provisions

In return for the agreement by Sauer-Danfoss to make the other potential post-employment payments as detailed above, the Named Executive Officers agree to certain conduct during the term of their employment and immediately thereafter. Specifically, the Named Executive Officers, by signing the Employment Agreements, agree to the following:

•                  A Covenant Not To Compete with the Company for a period of up to 18 months following any termination of employment

•                  Non-Disclosure of Company Confidential Information

•                  Assignment of any and all Development rights on intellectual property conceived of or devised while employed

•                  Non-Solicitation of Company personnel for a period of up to 18 months following any termination of employment

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)($)	All Other Compensation ($)	Total ($)
Jørgen M. Clausen	84,000	10,110			94,110
Sven Murmann	64,000	10,110			74,110
Steven H. Wood	57,250	10,110	5,521		72,881
F. Joseph Loughrey	58,000	10,110			68,110
Johannes F. Kirchhoff	56,500	10,110			66,610
Niels B. Christiansen	44,000	10,110			54,110
Kim Fausing	44,000	10,110			54,110
Bill Hoover	43,250	10,110			53,360
Frederik Lotz	33,750	10,110			43,860
Per Have	1,500	0			1,500

Footnotes To Director Compensation Table

(1)          These amounts represent the grant date fair value of restricted shares issued to the non-employee directors during the calendar year 2009.  Information concerning the Company’s accounting for restricted stock under FAS 123R can be found in footnote number 13 to its consolidated financial statements filed as part of its Form 10-K for the year ended December 31, 2009.

At December 31, 2009 Messrs. Clausen, Murmann, Wood, Loughrey and Kirchhoff each held 4,500 shares of unvested restricted stock.  At December 31, 2009 Messrs. Christiansen, Fausing and Hoover each held 3,000 shares of unvested restricted stock.

On June 1, 2009, 1,500 previously restricted shares vested and became unrestricted for Messrs. Clausen, Murmann, Wood, Loughrey and Kirchhoff.

(2)          Mr. Wood participates in the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees and U.S. Non-employee Directors.  In 2009 he elected to defer 75% of the fees reflected under Fees Earned or Paid in Cash in this table.  The amount reported under Change in Pension Value and Nonqualified Deferred Compensation Earnings reflects above-market earnings on his deferred director fees, using 120% of the applicable federal long-term rate as the basis for market earnings.

DIRECTOR COMPENSATION NARRATIVE

Non-employee directors earn cash-based director’s fees according to the following schedule, effective January 1, 2009:

•                  As Chairman, Mr. Clausen receives a retainer of $75,000 per year

•                  As Vice Chairman, Mr. Murmann receives a retainer of $55,000 per year

•                  All other non-employee directors receive retainers of $35,000 per year

•                  All non-employee directors receive $1,500 for each Board meeting attended

•                  All non-employee directors receive $750 for participation in a telephonic meeting

•                  Non-employee directors receive an annual retainer of $7,000 for service on the Compensation Committee and $7,000 for service on the Audit Committee. Messrs. Kirchhoff, Loughrey and Wood serve on both the Audit Committee and the Compensation Committee.

Non-employee directors receive an annual grant of restricted shares of Sauer-Danfoss Inc. common stock under the Company’s Non-Employee Director Stock Option and Restricted Stock Plan.  The terms of each restricted share grant can vary in accordance with the plan document.  For the past several years the annual grants have consisted of 1,500 shares with a three-year vesting period.  The restricted shares are forfeitable upon termination of service from the Board for any reason prior to the vesting date, unless otherwise determined by the Board, in its sole discretion.  The restricted shares provide for voting and dividend rights during the period of restriction.

U.S. non-employee directors can elect to defer a portion of their cash-based director’s fees by participating in the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees and U.S. Non-Employee Directors.  The terms of such deferral are similar to those made available to Sauer-Danfoss employees and have been described previously in the Nonqualified Deferred Compensation Narrative.

Mr. David J. Anderson, former President and Chief Executive Officer of the Company, served as Co-Vice Chairman of the Board, in a non-voting capacity, from January 1, 2009 through June 11, 2009, the date of the 2009 annual shareholders meeting.  Mr. Anderson received $22,000 in compensation during 2009 for such service.

Mr. Ruder serves as the sole employee member of the Board and is not entitled to any compensation for such service.  At December 31, 2009, Mr. Ruder held 1,500 shares of unvested, restricted stock that had been granted to him during 2008 in his previous capacity as a non-employee director.

In April 2010, the Board of Directors of the Company authorized the accelerated vesting of all outstanding restricted shares in light of the pending tender offer for all of the Company’s outstanding shares from Danfoss A/S and Danfoss Acquisition, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Part II of the Company’s Original Form 10-K.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 23, 2010, with respect to shares of common stock of the Company that were owned beneficially by:  (i) each beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each of the directors; (iii) each of the named executive officers of the Company; and (iv) all executive officers and directors of the Company as a group.

Beneficial Owners, Directors, and Executive Officers	Number of Shares Beneficially Owned (1)		Percent of Outstanding Shares

Danfoss A/S (2)	36,629,787	(3)	75.7%

Danfoss Murmann Holding A/S (2)	18,241,962		37.7%

Sven Ruder, Director, President and Chief Executive Officer	1,500		*

Jesper V. Christensen, Executive Vice President and Chief Financial Officer, Treasurer	0		*

Hans J. Cornett, Former Executive Vice President and Chief Marketing Officer	38,658	(4)	*

Henrik Krabsen, Former Executive Vice President and President — Work Function Division	28,682	(4)	*

Thomas K. Kittel, Former Executive Vice President and President — Propel Division	164,564	(4)	*

Karl J. Schmidt, Former Executive Vice President and Chief Financial Officer	42,498	(4)	*

Wolfgang Schramm, Executive Vice President and President — Controls Division	18,365		*

Niels B. Christiansen, Director	3,000		*

Jørgen Clausen, Director and Chairman	71,500		*

Kim Fausing, Director	3,000		*

Per Have, Director	0		*

William E. Hoover, Jr., Director	3,000		*

Johannes F. Kirchhoff, Director	14,900		*

F. Joseph Loughrey, Director	15,500	(5)	*

Sven Murmann, Director and Vice Chairman	14,500		*

Steven H. Wood, Director	10,500		*

All directors and executive officers as a group (15 persons)	207,491	(6)	*

*Represents less than 1%.

(1)                                  Unless otherwise indicated in the following notes, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.  The following footnotes describe those shares which are beneficially owned by more than one person listed above.

(2)                                  The mailing address for each of these entities is Nordborgvej 81, 6430 Nordborg, Denmark.

(3)                                  These shares include 18,241,962 shares owned directly by Danfoss Murmann Holding A/S (the “Holding Company”), and 18,387,825 shares owned directly by Danfoss A/S.  As a result of its 100% voting power over the Holding Company, Danfoss A/S has shared voting and dispositive power over the 18,241,962 shares owned directly by the Holding Company.  Danfoss A/S disclaims beneficial ownership of all of these shares except for the 18,387,825 shares it owns directly.

(4)                                  The number of shares beneficially owned by former officers is reported as of the time each such officer separated from service with the Company, except to the extent such officers have provided more updated information to the Company.

(5)                                  Mr. Loughrey disclaims beneficial ownership with respect to 3,000 of these shares which are owned directly by his wife.

(6)                                  This number includes stock owned by the spouses and children of certain directors and executive officers.  It excludes stock owned by Messrs. Cornett, Krabsen, Kittel and Schmidt, all of whom are former officers of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. Fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2009 was approximately $43.8 million.  The Company also sold products to Danfoss A/S totaling approximately $3.2 million in 2009.  Danfoss A/S is the beneficial owner of more than 5% of the outstanding common stock of the Company.

On November 9, 2009, the Company entered into a Credit Agreement (Danfoss Credit Agreement) with Danfoss A/S, which allows the Company to borrow up to $690 million under an unsecured revolving credit facility. The Danfoss Credit Agreement replaced a $490 million revolving credit facility and a $50 million term loan, both with Danfoss A/S, which had been entered in March 2009 and December 2008, respectively. Information regarding these relationships and loan transactions is set forth in Notes 8 and 15 in the Notes to Consolidated Financial Statements on pages F-21 through F-23 and F-38 through F-39 of the Company’s Original Form 10-K, respectively, and is incorporated herein by reference.

For a number of years, the Company has sold products to FAUN Umwelttechnik GmbH & Co. KG, which is owned by Johannes F. Kirchhoff, a director of the Company, and members of his family. These sales are made pursuant to purchase orders entered into in the ordinary course of business. Sales in 2009 totaled approximately $2.0 million.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The Company has a written policy pursuant to which the Company informs all of its directors and executive officers, as well as other personnel who serve in positions that give them routine knowledge of potential transactions with related persons, that they must inform specified individuals in management of transactions that meet the definitions provided in Item

404(a) of Regulation S-K (“related-person transactions”).  Potential related-person transactions are reviewed by the Company’s Audit Committee, which has the authority to approve or deny any such transaction.  At least once per quarter, the Company’s Secretary inquires of the individuals designated to receive reports of potential related-person transactions and relays any previously unreported transactions to the Audit Committee.

DIRECTOR INDEPENDENCE

The Company’s Board of Directors currently has ten members, three of whom meet the New York Stock Exchange standard for independence.  The Board has an Audit Committee and a Compensation Committee. All members of the Audit Committee and Compensation Committee are independent directors.  The corporate governance listing standards of the New York Stock Exchange provide that a company of which more than 50% of the voting power is held by an individual, a group or another company (a “controlled company”) need not comply with the Exchange’s listing standards requiring that a majority of the Board be independent and that listed companies have a nominating/corporate governance committee and a compensation committee each composed entirely of independent directors with a written charter that addresses specific items.  The Company considers itself to be a controlled company because approximately 75.7% of the voting power of the Company’s common stock is owned or controlled by Danfoss A/S.  Accordingly, the Company has elected to utilize the exemption from the requirement that a majority of the Board be independent and from the provisions relating to a nominating/corporate governance committee.

The Board has adopted Corporate Governance Guidelines (the “Guidelines”) that provide, among other things, that at least three directors must be independent. The Guidelines can be viewed on the Company’s investor relations website at http://ir.sauer-danfoss.com, and the Company will mail, without charge, a copy of the Guidelines upon written request to Kenneth D. McCuskey, Corporate Secretary at 2800 East 13th Street, Ames, Iowa 50010. To be considered “independent” under the Guidelines, a person must be determined by the Board to have no material relations, directly or indirectly, with the Company or its affiliates or any other director or elected officer of the Company, and must otherwise be independent as that term is defined under the listing standards of the New York Stock Exchange, but also without the appearance of any conflict in serving as a director. In addition to applying these guidelines, the Board shall consider all relevant facts and circumstances in making an independence determination.

The Board undertook its annual review of director independence with respect to the three persons considered independent at its meeting on March 9, 2010. The Board determined whether the three persons under consideration met the objective listing standards of the New York Stock Exchange regarding the definition of “independent director,” which standards provide that a director is not independent if:

•        The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer of the Company.

•        The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

•        (A)  The director is a current partner or employee of a firm that is the Company’s internal or external auditor; (B) the director has an immediate family member who is a current partner of such firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on the Company’s audit; or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the Company’s audit within that time.

•        The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee.

•        The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues.

The Board also considered whether there were any other transactions or relations between each of said three persons or any member of his immediate family and the Company and its subsidiaries and affiliates that would affect the independence of such persons and concluded that there were none.

As a result of its review, the Board affirmatively determined that Johannes F. Kirchhoff, F. Joseph Loughrey and Steven H. Wood are independent of the Company and its management under the standards set forth in the Guidelines.

Item 14.  Principal Accountant Fees and Services

FEES TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2009 AND 2008

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s Annual Financial Statements for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by KPMG LLP during those periods:

	2009	2008
Audit Fees	$1,405,000	$2,373,000
Audit Related Fees (1)	58,000	42,000
Tax Fees (2)	257,000	296,000
All Other Fees	0	0

(1)             Consists principally of statutory accounting consultations.

(2)             Consists of international and U.S. tax planning and compliance services, and expatriate tax services.

POLICY REGARDING PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit related services, tax services and other services that are not prohibited from being provided by the independent registered public accounting firm by the Sarbanes-Oxley Act of 2002 or rules issued thereunder (“Permitted Services”). Pre-approval is granted on an annual basis, generally at the first meeting of the Audit Committee held during each year, and any pre-approval shall be detailed as much as possible as to the particular service or category of services and shall generally be subject to a specific budget. The Committee may delegate pre-approval authority to one or more of its members with respect to Permitted Services when expedition of services is necessary, and has delegated such pre-approval authority to its Chairman. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee (generally at each regular quarterly meeting of the Audit Committee, but the Audit Committee may request a report at any time), regarding the extent of services provided by the independent registered public accounting firm in accordance with any pre-approval, and the fees for the services performed to date. All audit fees, audit related fees, tax fees and other fees paid in 2009 and 2008 were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)                                  The following documents are filed as a part of this report.

(3)                                  Exhibits

Exhibit No.	Description of Document
24	Powers of Attorney granted by directors and executive officers (incorporated herein by reference to the signature page of the Original Form 10-K filed with the SEC on March 4, 2010).
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).

(b)                                 The exhibits that are listed under Item 15(a)(3) above are filed or incorporated by reference hereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER-DANFOSS INC.

/s/ KENNETH D. MCCUSKEY
By:	Kenneth D. McCuskey Vice President and Chief Accounting Officer, Secretary

Date: April 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SVEN RUDER	Director and President and Chief Executive Officer	April 28, 2010
Sven Ruder

/s/ JESPER V. CHRISTENSEN	Executive Vice President and Chief Financial Officer, Treasurer	April 28, 2010
Jesper V. Christensen

/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting Officer, Secretary	April 28, 2010
Kenneth D. McCuskey

*	Director	April 28, 2010
Niels B. Christiansen

*	Director	April 28, 2010
Jørgen M. Clausen

*	Director	April 28, 2010
Kim Fausing

*	Director	April 28, 2010
Per Have

*	Director	April 28, 2010
William E. Hoover, Jr.

*	Director	April 28, 2010
Johannes F. Kirchhoff

Signature	Title	Date

*	Director	April 28, 2010
F. Joseph Loughrey

*	Director	April 28, 2010
Sven Murmann

*	Director	April 28, 2010
Steven H. Wood

*By:	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description of Document
24	Powers of Attorney granted by directors and executive officers (incorporated herein by reference to the signature page of the Original Form 10-K filed with the SEC on March 4, 2010) .
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).