Form 10-Q
period 2010-03-31
SAUER DANFOSS INC
filed 2010-05-07
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, 48,389,406 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$386,770	$349,695
Cost of sales	274,264	291,677
Gross profit	112,506	58,018

Selling, general and administrative	53,831	56,442
Research and development	12,473	16,696
Impairment charge	—	50,841
Loss (gain) on sale of business and asset disposals	(963)	3,629
Total operating expenses	65,341	127,608
Operating income (loss)	47,165	(69,590)

Nonoperating income (expense):
Interest expense, net	(16,553)	(5,718)
Loss on early retirement of debt	—	(7,357)
Other, net	2,250	1,680
Nonoperating expenses, net	(14,303)	(11,395)
Income (loss) before income taxes	32,862	(80,985)
Income tax benefit (expense)	(2,268)	8,413
Net income (loss)	30,594	(72,572)
Net income attributable to noncontrolling interest, net of tax	(9,870)	(5,834)
Net income (loss) attributable to Sauer-Danfoss Inc.	$20,724	$(78,406)
Net income (loss) per common share, basic	$0.43	$(1.62)
Net income (loss) per common share, diluted	$0.43	$(1.62)
Weighted average basic shares outstanding	48,353,748	48,311,159
Weighted average diluted shares outstanding	48,452,591	48,311,159

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$60,886	$38,790
Accounts receivable (net of allowances of $5,074 and $5,640 in 2010 and 2009, respectively)	225,929	155,968
Inventories	171,975	177,574
Other current assets	74,974	65,553
Total current assets	533,764	437,885

Property, Plant and Equipment (net of accumulated depreciation of $703,308 and $733,152 in 2010 and 2009, respectively)	469,623	513,487

Other Assets:
Goodwill	34,897	35,903
Other intangible assets, net	19,221	19,584
Deferred income taxes	54,241	54,458
Other	6,338	7,000
Total other assets	114,697	116,945
Total Assets	$1,118,084	$1,068,317

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and bank overdrafts	$38,757	$54,069
Long-term debt due within one year	143,049	142,007
Accounts payable	137,534	101,719
Accrued salaries and wages	59,090	58,169
Accrued warranty	25,738	28,820
Other accrued liabilities	35,980	30,806
Total current liabilities	440,148	415,590

Long-Term Debt	328,594	337,089

Other Liabilities:
Long-term pension liability	71,025	72,400
Postretirement benefits other than pensions	40,812	41,047
Deferred income taxes	33,806	33,708
Other	13,598	13,889
Total other liabilities	159,241	161,044

Total liabilities	927,983	913,723

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2010 and 2009; issued and outstanding 48,389,406 in 2010 and 48,384,205 in 2009	484	484
Additional paid-in capital	349,240	334,873
Accumulated deficit	(278,121)	(298,845)
Accumulated other comprehensive income	46,936	55,422
Total Sauer-Danfoss Inc. stockholders’ equity	118,539	91,934
Noncontrolling interest	71,562	62,660
Total stockholders’ equity	190,101	154,594

Total Liabilities and Stockholders’ Equity	$1,118,084	$1,068,317

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2009	48,384,205	$484	$334,873	$(298,845)	$55,422	$62,660	$154,594

Period Ended March 31, 2010 (Unaudited)
Comprehensive income:
Net income	—	—	—	20,724	—	9,870
Pension adjustments	—	—	—	—	3,446	—
Unrealized losses on hedging activities	—	—	—	—	(911)	—
Currency translation	—	—	—	—	(11,021)	(25)
Total comprehensive income							22,083
Performance units vested	5,201	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(24)	—	—	—	(24)
Restricted stock compensation	—	—	56	—	—	—	56
Noncontrolling interest distribution	—	—	—	—	—	(943)	(943)
Capital contribution in connection with tax-sharing agreement	—	—	14,335	—	—	—	14,335
Ending Balance	48,389,406	$484	$349,240	$(278,121)	$46,936	$71,562	$190,101

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss) attributable to Sauer-Danfoss Inc.	$20,724	$(78,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,438	26,412
Noncontrolling interest	9,870	5,834
Loss (gain) on sale of businesses and asset disposals	(963)	3,629
Impairment charge	—	50,841
Change in deferred income taxes	749	(10,949)
Changes in operating assets and liabilities
Accounts receivable, net	(80,279)	2,247
Inventories	30	42,260
Prepaid and other current assets	4,404	3,876
Accounts payable	42,023	(40,885)
Accrued liabilities	7,348	2,219
Other	2,477	(1,522)
Net cash provided by operating activities	31,821	5,556

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,064)	(16,795)
Proceeds from sales of property, plant and equipment	2,389	3,844
Net cash used in investing activities	(675)	(12,951)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(13,284)	(30,852)
Net borrowings (repayments) on revolving credit facility	948	(40,928)
Repayments of long-term debt	(224)	(107,836)
Borrowings of long-term debt	—	247,862
Payment of debt financing costs	—	(8,575)
Payments of prepayment penalties	—	(4,763)
Settlement of interest rate swaps	—	(2,000)
Cash dividends	—	(8,689)
Distributions to noncontrolling interest	(906)	(1,000)
Net cash provided by (used in) financing activities	(13,466)	43,219

Effect of Exchange Rate Changes on Cash	4,416	989

Cash and Cash Equivalents:
Net increase during the period	22,096	36,813
Beginning balance	38,790	23,145
Ending balance	$60,886	$59,958

Supplemental Cash Flow Disclosures:
Interest paid	$15,668	$6,467
Income taxes paid	$2,157	$978

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

1)                                     Summary of Significant Accounting Policies —

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2010 and as amended on April 28, 2010.

Use of Estimates —

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, incentive accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the economic conditions, restricted credit markets, foreign currency, and higher commodity costs, all of which impact such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods ended March 31, 2010 and 2009:

	March 31, 2010			March 31, 2009
	Net Income	Shares	EPS	Net loss	Shares	EPS
Basic net income (loss)	$20,724	48,353,748	$0.43	$(78,406)	48,311,159	$(1.62)
Effect of dilutive securities:
Restricted stock	—	13,722	—	—	—	—
Performance units	—	85,121	—	—	—	—
Diluted net income (loss)	$20,724	48,452,591	$0.43	$(78,406)	48,311,159	$(1.62)

3)            Restructuring —

In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies.  Costs related to the Lawrence plant closing are included in the Work Function segment and totaled $1,834 in the three months ended March 31, 2010.  Cumulative costs incurred through March 31, 2010 were $5,533.  The project is expected to be completed in the first half of 2010 at a total cost of approximately $7,600.

In December 2008 the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In 2009 the Company decided to exit the electric drives activities related to electric motors and generators.  The Company incurred restructuring costs for these two projects of $3,970 in the three months ended March 31, 2009, which are included in the Controls segment. The restructuring was completed in 2009 at a total incurred cost of $9,711.

The restructuring costs incurred during the three months ended March 31, 2010 and 2009 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss on Fixed Asset Disposals	Total
Charges for the three months ended March 31, 2010	$1,648	$138	$48	$1,834
Charges for the three months ended March 31, 2009	777	1,050	2,143	3,970

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the three months ended March 31, 2010.

	Employee Termination Costs	Building and Lease Cancellation Cost	Accelerated Depreciation and Loss on Asset Disposals	Equipment Moving Costs	Excess Capacity	Other	Total
Balance as of December 31, 2009	$851	$555	$—	$—	$—	$—	$1,406
Charges to expense	—	—	388	293	617	536	1,834
Payments made / Fixed asset write-offs	(302)	(139)	(388)	(293)	(617)	(536)	(2,275)
Balance as of March 31, 2010 (1)	$549	$416	$—	$—	$—	$—	$965
Cumulative charges incurred	2,900	2,162	5,339	1,122	617	3,104	15,244
Cumulative charges expected to be incurred	2,900	2,400	5,500	1,500	1,600	3,400	17,300

(1)   The remaining $549 of accrued employee termination costs and $416 of accrued lease costs related to future lease payments will be paid in 2010.

4)            Inventories —

The composition of inventories is as follows:

	March 31, 2010	December 31, 2009
Raw materials	$87,403	$89,063
Work in progress	46,250	44,176
Finished goods and parts	56,950	64,263
LIFO allowance	(18,628)	(19,928)
Total	$171,975	$177,574

5)            Fair Value and Derivative Financial Instruments —

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These include the Company’s derivative instruments, related to both foreign currency exchange and interest rates, which are recognized at fair value.  All derivative instruments are designated as and qualify for hedge accounting treatment.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The foreign currency exchange contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount of the contract.  The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

The following table shows the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	March 31, 2010	December 31, 2009
Assets:
Foreign currency exchange contracts	Other current assets	$449	$791
Foreign currency exchange contracts	Other assets	105	—
		$554	$791
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$1,275	$322
Foreign currency exchange contracts	Other liabilities	57	—
		$1,332	$322

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

	March 31, 2010	December 31, 2009
U.S. dollar	23,100	19,800
Euro	7,500	—

Interest rate swaps, designated as cash flow hedges, were used by the Company to establish fixed interest rates on outstanding borrowings.  The interest rate swaps were settled in 2009.

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

	March 31, 2010	December 31, 2009

Foreign currency exchange contracts	$(701)	$208

At March 31, 2010 the Company expects to reclassify $739 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income or expense, net on the consolidated statement of operations. There was no hedge ineffectiveness in the three months ended March 31, 2010 or 2009.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three months ended March 31, 2010 and 2009:

Statement of Operations Classification	March 31, 2010	March 31, 2009

Net Sales	$667	$(804)
Other, net	(284)	(468)
Interest expense, net	—	(151)
	$383	$(1,423)

The Company formally assesses at a hedge’s inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective.  When it is determined that a derivative has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively.  When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings.  However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income or expense, net.

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income or expense, net on the consolidated statement of operations.  There was no significant hedge ineffectiveness in the three months ended March 31, 2010 or 2009.

6)            Related Person Transactions —

In November 2009 the Company entered into an unsecured Credit Agreement (Danfoss Agreement) with Danfoss A/S, the Company’s majority stockholder, that permits the Company to borrow up to $690,000.  The Company’s borrowings under the Agreement will be due and payable in full on April 29, 2011.  The balance outstanding under the Agreement was $465,686 and $473,239 at March 31, 2010 and December 31, 2009, respectively.  The Company incurred interest expense of $16,207 related to the Agreement during the first quarter of 2010.  The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.  The Agreement was approved by the Company’s Board of Directors on November 9, 2009 upon the recommendation of a special committee of the Board comprised exclusively of independent directors.

The Company has a tax sharing agreement with Danfoss A/S whereby subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark.  At March 31, 2010 the Company had a receivable from Danfoss A/S of $14,335 included in other current assets.  This balance related to the Company’s net operating loss (NOL) carryforwards that were used by Danfoss A/S on the 2009 tax return, offset by the NOLs that the Company would have been able to use in 2010 based on its current tax situation.   The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP.  The difference in the amount of cash received or paid under these two methods is recorded as a capital contribution.

The Company loans excess cash to Agri-Fab, Inc., a noncontrolling interest partner in Hydro-Gear Limited Partnership, a U.S. limited partnership.  The principal balance receivable from Agri-Fab, Inc. was $4,500 at March 31, 2010 and December 31, 2009 and is included in other current assets.  The Company recorded interest revenue of $60 during the three months ended March 31, 2010.  The loan was not outstanding during the three months ended March 31, 2009.

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

In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these as field recalls and in these instances, the Company records a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Due to the sporadic and infrequent nature of field recalls, and the potential for a range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis.  In December 2009 the Company became aware of a new field recall for which the number of units and cost per unit to repair are still uncertain as no loss estimate within this range is more likely than another.  The Company had determined that the range of probable loss for this field recall is from $8,000 to $26,000.  The Company accrued $8,000 for this field recall in 2009 and continues to work with customers to analyze this accrual.

The following table presents the changes in the Company’s accrued warranty liability:

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$28,820	$25,491
Payments	(4,235)	(4,907)
Accruals for warranties	1,796	1,607
Currency impact	(643)	(572)
Balance, end of period	$25,738	$21,619

8)            Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three months ended March 31, 2010 and 2009 for the defined benefit plans consists of the following components:

	Three months ended March 31,
	2010	2009
Service cost	$948	$1,042
Interest cost	3,251	3,280
Expected return on plan assets	(2,729)	(2,735)
Amortization of prior service cost	(73)	(69)
Amortization of net loss	680	782
Pension settlement charge	1,541	—
Net periodic pension expense	$3,618	$2,300

A former executive of the Company received a lump sum distribution during the three months ended March 31, 2010.  As a result of this distribution, the Company recorded a non-cash pension settlement charge of $1,541.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
Service cost	$54	$57
Interest cost	662	613
Net deferral and amortization	235	271
Postretirement benefit expense	$951	$941

9)            Income Taxes —

During the three month period ended March 31, 2010 the Company utilized approximately $4,500 of net operating losses in the U.S. and Denmark, offset by a corresponding reversal of the valuation allowances established, beginning in the second quarter of 2009, against these net operating losses.  The valuation allowances on the remaining net deferred tax assets in the U.S. and Denmark will remain until such time as the Company’s analysis indicates a three-year cumulative profit or other positive evidence indicates that it is more likely than not that these deferred tax assets will be utilized in the future.

10)          Sale of Businesses —

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

11)          Impairment —

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

Refer to Note 6 in the Notes to the Consolidated Financial Statements in the Company’s 2009 annual report filed on Form 10-K for information on the methodology used for testing for goodwill impairment and estimating fair value.

12)          Segment and Geographic Information —

The Company’s operating segments are organized around its product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors and valves that control and direct the power of a vehicle. Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.

The following table presents the significant items by operating segment for the results of operations for the three month periods ended March 31, 2010 and 2009:

	Propel	Work Function	Controls	Global Services	Total
March 31, 2010
Trade sales	$214,380	$88,907	$83,483	$—	$386,770

Segment income (loss)	44,921	4,073	10,110	(9,689)	49,415
Interest expense, net					(16,553)
Income before income taxes					32,862
Depreciation and amortization	11,906	7,247	5,723	562	25,438
Capital expenditures	1,564	519	958	23	3,064

March 31, 2009
Trade sales	$187,785	$82,687	$79,223	$—	$349,695

Segment income (loss)	17,451	(14,955)	(64,412)	(5,994)	(67,910)
Interest expense, net					(5,718)
Loss on early retirement of debt					(7,357)
Loss before income taxes					(80,985)
Depreciation and amortization	12,426	7,428	5,952	606	26,412
Capital expenditures	5,995	8,478	1,961	361	16,795

A summary of the Company’s net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets (2)
	Three months ended March 31,		March 31,
	2010	2009	2010	2009
United States	$159,325	$145,665	$128,590	$170,604
Germany	35,323	39,477	64,804	74,028
Italy	20,695	19,733	14,492	18,412
Denmark (3)	4,914	5,156	129,696	183,886
Other countries	166,513	139,664	192,497	198,048
Total	$386,770	$349,695	$530,079	$644,978

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

One customer accounted for 10 percent of total consolidated sales in the three months ended March 31, 2010.  No other customers accounted for 10 percent or more of total consolidated sales in the three months ended March 31, 2010.  No single customer accounted for ten percent or more of total consolidated sales in the three months ended March 31, 2009.

13)          Subsequent Events —

The Company has evaluated subsequent events to ensure that this Form 10-Q includes appropriate disclosure of events recognized in the financial statements as of March 31, 2010, and events that occurred subsequent to March 31, 2010 but were not recognized in the financial statements.   The Company determined that there were no subsequent events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended March 31, 2010.

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. Throughout 2009 the economies in the U.S., Europe, and Asia-Pacific suffered from the global recession and credit crisis, weakness in the housing and residential construction markets, weakness in the commercial and public-sector construction markets, job losses, and uncertainty surrounding the effects of government fiscal stimulus plans, interest rates, and crude oil prices. Various sectors of the worldwide economy improved in the first quarter of 2010, although it is uncertain whether economic conditions will continue to improve throughout 2010. A new downturn in the Company’s business segments could adversely affect the Company’s revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company’s customers in such markets; the cyclical nature of some of the Company’s businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company’s products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company’s significant customers; the Company’s execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company’s cost-reduction and productivity improvement efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company’s product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company’s majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company’s ability to access the capital markets or traditional credit sources to supplement or replace the Company’s borrowings from Danfoss A/S if the need should arise; the Company’s ability over time to reduce the relative level of debt compared to equity on its balance sheet; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company’s ability to recover any price increases for materials in product pricing; the Company’s ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the recent credit crisis; any inadequacy of the Company’s intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rate; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

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

Executive Summary — Three months ended March 31, 2010

The nature of the Company’s operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company’s base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations.  The following table summarizes the Company’s first quarter 2010 and 2009 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three months ended March 31, 2009	Currency fluctuation	Underlying change	Three months ended March 31, 2010
Net sales	$349.7	$15.7	$21.4	$386.8
Gross profit	58.0	5.3	49.2	112.5
% of Sales	16.6%			29.1%

Selling, general and administrative	56.5	2.1	(4.8)	53.8
Research & development	16.7	0.6	(4.8)	12.5
Impairment charge	50.8	—	(50.8)	—
Loss (gain) on sale of business and asset disposals	3.6	(0.1)	(4.5)	(1.0)
Total operating costs	127.6	2.6	(64.9)	65.3
Operating income (loss)	$(69.6)	$2.7	$114.1	$47.2
% of Sales	-19.9%			12.2%

Net sales for the first quarter 2010 increased 6 percent over the first quarter 2009, excluding the effects of currency, and 8 percent excluding the effects of currency and the 2009 divestiture of the electric drives business.  Excluding the impacts of currency and divestitures, sales increased 30 percent in Asia Pacific and 10 percent in the Americas, while sales remained level in Europe. Sales in the Propel segment were up 12 percent, followed by increases of 6 percent in the Controls segment and 1 percent in the Work Function segment.

Operating income increased primarily due to an increase in gross profit of 85 percent due to higher sales volumes, procurement savings of $5.9 million, and fixed cost reductions of $7.3 million.  In 2009 gross profit was negatively affected by severance costs of $4.0 million and $0.8 million of costs associated with the closure of the Hillsboro, Oregon location.  Partially offsetting the positive impact of increased sales and cost reductions in 2010 were restructuring costs of $1.6 million associated with the closure of the Lawrence, Kansas facility.  Operating costs decreased due to the fact that in 2009 the Company incurred a goodwill impairment charge of $50.8 million, $3.1 million in costs associated with the exit from the electric drives business, a $1.5 million loss on sale of business related to the alternating current (AC) motor business to the material handling market, and $5.3 million in severance costs.  In addition, in 2010 the Company recognized a $0.9 million gain on the sale of equipment.  The positive impact of these items was partially offset in 2010 by a $1.5 million pension settlement with a former executive, $3.1 million in costs related to a stock tender offer initiated by Danfoss Acquisition, Inc., and $5.1 million in incentive plan costs.

Following is a discussion of the Company’s operating results by market, region, and business segment.

Operating Results -Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales Growth by Market

The following table summarizes the Company’s sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas	Asia- Pacific	Europe	Total

Agriculture/Turf Care	2%	(11)%	(16)%	(4)%
Construction/Road Building	85	96	55	75
Specialty	9	(58)	(13)	(16)
Distribution	2	53	5	13

Agriculture/Turf Care

Sales into the agriculture/turf care market increased slightly in the Americas during the first quarter of 2010, while Asia-Pacific and Europe experienced a decrease.  The agricultural market in the Americas is beginning to show signs of improvement due to improving commodity prices, but sales were still down from the strong first quarter sales of 2009.  Agricultural sales in Europe remained below 2009 levels as well.  Sales in the turf care market improved due to growing consumer confidence.  The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore the increase in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

The construction/road building markets experienced increased sales in all regions during the first quarter of 2010 compared to the first quarter of 2009.  The Asia-Pacific region had the strongest sales growth at 96 percent.  This was partially due to customers’ inventory reduction efforts in 2009, as well as strong demand for mixers in China.  Sales in the Americas and Europe also showed strong improvement as customers are no longer working to reduce inventory levels and production is on pace with increased demand.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Sales in the Americas benefited from improving markets for aerial lifts.  Sales in Europe decreased due to weakened mining and marine markets, as well as depressed sales of manlifts and shipyard cranes.  Sales in China continue to suffer from a saturated railway market.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 12 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment’s portion of the total Company’s net income, excluding net interest expense, income taxes, noncontrolling interest, and global services expenses. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors and valves that control and direct the power of a vehicle.

The following table provides a summary of each segment’s sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three months ended March 31, 2009	Currency fluctuation	Underlying change	Three months ended March 31, 2010
Net sales
Propel	$187.8	$4.7	$21.9	$214.4
Work Function	82.7	5.3	0.9	88.9
Controls	79.2	5.7	(1.4)	83.5

Segment income (loss)
Propel	$17.5	$1.1	$26.3	$44.9
Work Function	(15.0)	0.9	18.2	4.1
Controls	(64.4)	0.9	73.6	10.1
Global Services and other expenses, net	(6.0)	(0.2)	(3.5)	(9.7)

Propel Segment

The Propel segment experienced a 12 percent increase in sales, excluding the effects of currency fluctuations, during the first quarter 2010 compared to 2009, as worldwide economic conditions are beginning to improve.  Segment income increased 150 percent during the quarter when compared to the same period in 2009.  The Propel segment experienced an 8 percentage point increase in operating profit margin during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, mainly due to higher sales volume to spread fixed production costs, as well as procurement savings of $3.5 million and fixed cost reductions of $3.8 million.  Also contributing to the increase in segment income was a reduction in operating expenses of $3.0 million, as well as a $0.9 million gain on sale of equipment.  In addition, $2.7 million of severance costs were recognized during the first quarter of 2009.  Offsetting the positive impact of these items was an increase in annual incentive plan costs of $1.3 million during the first quarter of 2010.

Work Function Segment

Sales in the Work Function segment remained level during the first quarter of 2010 when compared with the same period in 2009, excluding the effects of currency fluctuations.  Segment income increased $18.2 million largely due to cost reductions and efficiency gains, as well as a $3.2 million reduction in operating expenses.  Severance costs of $0.9 million were recognized in 2009.  Offsetting the positive impact of these items during the first quarter of 2010 were costs of $1.8 million associated with the closure of the Lawrence, Kansas facility, as well as annual incentive plan costs of $0.7 million.

Controls Segment

Net sales in the Controls segment decreased 2 percent during the first quarter of 2010 compared with the same period in 2009, excluding the effects of currency fluctuations.  Sales increased 6 percent excluding the effects of both currency and the 2009 divestiture of the electric drives business.  Segment income increased $73.6 million during the first quarter of 2010 primarily due to a goodwill impairment charge of $50.8 million related to the valves reporting unit that was recognized during the same period in 2009.  In addition, costs of $1.5 million related to the sale of the alternating current (AC) product line, restructuring costs of $4.0 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives business, and  severance costs of $1.6 million were recognized in 2009.  Cost reductions and efficiency gains in 2010 also contributed to the improved segment income.  Offsetting the positive impact of these items in 2010 were annual incentive plan costs of $0.8 million.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $3.5 million, excluding the impacts of currency, due to costs of $1.5 million related to a pension settlement with a former executive, $3.1 million in costs related to a stock tender offer initiated by Danfoss Acquisition, Inc., and $2.3 million in incentive plan costs.  Offsetting the negative impact of these items was an increase in gain on foreign currency translation of $0.5 million during the first quarter of 2010 compared to 2009.  In addition there was $1.4 million of severance costs incurred in the first quarter of 2009.

Order Backlog

The following table shows the Company’s order backlog at March 31, 2010 and 2009 and orders written in the three-month periods ended March 31, 2010 and 2009, separately identifying the impact of currency fluctuations.

(in millions)	2009	Currency fluctuation	Underlying change	2010
Backlog at March 31	$503.4	$6.4	$112.1	$621.9
Orders written	124.6	18.9	368.4	511.9

Total order backlog at March 31, 2010 was $621.9 million, compared to $503.4 million at March 31, 2009.  On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 22 percent.  Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the three-month periods ended March 31, 2010 were $511.9 million, an increase of 296 percent compared to 2009, excluding the impact of currency fluctuations.  The increase in backlog and order entry is due to the global economic recovery.

Income Taxes

The Company’s effective tax rate was 6.9 percent for the first quarter of  2010 compared to 10.4 percent for the same period in 2009.  The usage of net operating losses and  the corresponding reversal of valuation allowances of approximately $4.5 million positively impacted the effective tax rate for the first quarter of 2010.  The Company’s effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company’s financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company’s operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related income of $2.2 million was recognized during the three-month periods ended March 31, 2010, compared to income of $1.7 million for the same period in 2009.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar strengthened compared to other currencies between December 31, 2009 and March 31, 2010.

The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at March 31, 2010 was a net liability of $0.8 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flow from operations and from its various credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and permits the Company to borrow up to $690 million.  The Company’s borrowings under the Agreement will be due and payable in full on April 29, 2011.  The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.  The Agreement was approved by the Company’s Board of Directors on November 9, 2009 upon the recommendation of a special committee of the Board comprised exclusively of independent directors.

The Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future, recognizing that prior to April 29, 2011 the Company will need to either extend its current Credit Agreement with Danfoss A/S or obtain an alternative source of funding from either Danfoss A/S or a third party. However, unexpected events or circumstances, such as a return to reduced operating cash flows or prolonged or increased weakness in the global economy, could negatively impact the Company’s liquidity to an extent that may require the Company to seek alternative sources of cash prior to April 29, 2011.

Cash Flow from Operations

Cash provided by operations was $31.8 million during the three months ended March 31, 2010 compared to $5.6 million for the three months ended March 31, 2009.  The increase was primarily due to the increase in net income, as well as a $42.0 million increase in accounts payable balances.  Operating cash flow was negatively impacted by an $80.3 million increase in accounts receivable balances due to higher sales volume.

Cash Used in Investing Activities

Capital expenditures in the first three months of 2010 were $3.1 million compared to $16.8 million in the first three months of 2009.  The decrease in 2010 is the result of management’s focus on conserving cash in light of the recent global economic downturn.

Cash Used in Financing Activities

Net repayment of borrowings used approximately $12.6 million of cash in the first three months of 2010, while net borrowings provided $68.2 million during the first quarter of 2009. During the first quarter of 2009 the Company paid $8.6 million in debt origination fees related to the Danfoss Credit Agreement, and $6.8 million in debt extinguishment and interest rate swap settlement costs.  The Company paid fourth quarter dividends of $8.7 million in the first quarter of 2009, while no dividends were paid during the first quarter of 2010.

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

Outlook

Improved market conditions  are expected to result in 2010 sales levels that are 15 to 25 percent higher than sales in 2009.  Management continues to focus on realizing reduced cost levels from the actions taken in 2009 and generating cash while responding to increased market demand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company’s most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has been named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the cash tender offer by Danfoss Acquisition Inc. (Danfoss Acquisition), a wholly owned subsidiary of Danfoss A/S (Danfoss), to purchase all of the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss (the Tender Offer).  The Tender Offer expired on April 29, 2010. Because a condition of the Tender Offer was not satisfied, no shares were purchased thereunder.  The effect of the expiration of the Tender Offer on the Lawsuits is not yet known, but it appears that at least three of the cases will be dismissed except as to the issue of the entitlement of plaintiffs to an award of legal fees.

Three of the Lawsuits were filed on December 23, 2009, two in the Court of Chancery of the State of Delaware by Kenneth R. Loiselle and Laurie Forrest, respectively, and the other (the Freise Lawsuit) in the Iowa District Court for Story County by John and Michelle Freise.  The two Delaware lawsuits have been consolidated into a single proceeding (the Delaware Lawsuit).  Proceedings in the Freise Lawsuit have been stayed pending the outcome of the Delaware Lawsuit.  On May 5, 2010, plaintiffs in the Delaware Lawsuit requested that the Delaware Court of Chancery enter an order dismissing the Delaware Lawsuit as moot but retaining jurisdiction over the sole question of the entitlement of plaintiffs to an award of legal fees. In their letter to the Chancery Court, plaintiffs in the Delaware Lawsuit indicated that they believed that plaintiffs in the Freise Lawsuit would seek dismissal of the Freise Lawsuit without making a separate fee application.  The fourth Lawsuit was filed on February 10, 2010, in the Iowa District Court for Story County by Scott Crouthamel.  A motion to stay this suit pending the outcome of the Delaware Lawsuit has been filed and has been assigned to the same judge who heard the motion to stay the Freise suit.

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

Each Lawsuit alleges that the price offered in the Tender Offer was inadequate, that the disclosure was inadequate and that the defendants breached their fiduciary duties to the Company’s stockholders in connection with the Tender Offer.  The plaintiffs seek, among other things, preliminary and permanent injunctive relief enjoining the Tender Offer, rescission of the Tender Offer, and payment of damages and costs incurred as a result of the Tender Offer.  The Company believes that it has valid defenses with respect to these claims, including mootness in light of the expiration of the Tender Offer, and intends to defend itself vigorously against them.  Nevertheless, the Lawsuits all remain in preliminary stages, so it is not possible for the Company to predict their outcomes with any certainty.  It is possible that one or more of the Lawsuits could have a materially adverse effect on the Company’s results of operations, liquidity, or financial position.

From time to time, the Company is involved in other legal matters in the ordinary course of its business.  The Company intends to defend itself vigorously against all such claims.  It is the Company’s policy to accrue for amounts related to lawsuits brought against it if it is probable that a liability has been incurred and an amount can be reasonably estimated.  Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of those ordinary-course matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

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

Date: May 7, 2010