Form 10-Q
period 2010-06-30
SAUER DANFOSS INC
filed 2010-08-05
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 1-14097
SAUER-DANFOSS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3482074
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2800 East 13th Street, Ames, Iowa	50010
Krokamp 35, Neumûnster, Germany	24539
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of August 4, 2010, 48,405,259 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$432,226	$277,411	$818,996	$627,106
Cost of sales	300,149	246,608	574,413	538,285
Gross profit	132,077	30,803	244,583	88,821

Selling, general and administrative	49,259	51,288	103,088	107,730
Research and development	12,099	15,074	24,572	31,770
Impairment charge	—	—	—	50,841
Loss on sale of business and asset disposals	3,268	4,956	2,304	8,585
Total operating expenses	64,626	71,318	129,964	198,926
Operating income (loss)	67,451	(40,515)	114,619	(110,105)

Nonoperating income (expense):
Interest expense, net	(15,064)	(13,406)	(31,617)	(19,123)
Loss on early retirement of debt	—	(3,348)	—	(10,705)
Other, net	1,430	430	3,678	2,109
Nonoperating expenses, net	(13,634)	(16,324)	(27,939)	(27,719)
Income (loss) before income taxes	53,817	(56,839)	86,680	(137,824)
Income tax expense	(8,276)	(61,558)	(10,544)	(53,145)
Net income (loss)	45,541	(118,397)	76,136	(190,969)
Net income attributable to noncontrolling interest, net of tax	(10,986)	(3,429)	(20,856)	(9,263)
Net income (loss) attributable to Sauer-Danfoss Inc.	$34,555	$(121,826)	$55,280	$(200,232)
Net income (loss) per common share, basic	$0.71	$(2.52)	$1.14	$(4.14)
Net income (loss) per common share, diluted	$0.71	$(2.52)	$1.14	$(4.14)
Weighted average basic shares outstanding	48,387,593	48,338,295	48,370,764	48,324,802
Weighted average diluted shares outstanding	48,472,902	48,338,295	48,462,802	48,324,802

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$46,861	$38,790
Accounts receivable (net of allowances of $4,651 and $5,640 in 2010 and 2009, respectively)	230,303	155,968
Inventories	163,755	177,574
Other current assets	76,635	65,553
Total current assets	517,554	437,885

Property, Plant and Equipment (net of accumulated depreciation of $683,438 and $733,152 in 2010 and 2009, respectively)	417,883	513,487

Other Assets:
Goodwill	33,368	35,903
Other intangible assets, net	18,833	19,584
Deferred income taxes	51,623	54,458
Other	4,237	7,000
Total other assets	108,061	116,945
Total Assets	$1,043,498	$1,068,317

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$42,513	$54,069
Long-term debt due within one year	369,901	142,007
Accounts payable	147,824	101,719
Accrued salaries and wages	57,478	57,569
Accrued warranty	29,352	28,820
Other accrued liabilities	40,059	30,806
Total current liabilities	687,127	414,990

Long-Term Debt	4,079	337,089

Other Liabilities:
Long-term pension liability	67,663	72,400
Postretirement benefits other than pensions	41,047	41,047
Deferred income taxes	32,703	33,708
Other	14,806	14,489
Total other liabilities	156,219	161,644

Total liabilities	847,425	913,723

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2010 and 2009; issued and outstanding 48,399,906 in 2010 and 48,384,205 in 2009	484	484
Additional paid-in capital	335,145	334,873
Accumulated deficit	(243,565)	(298,845)
Accumulated other comprehensive income	30,789	55,422
Total Sauer-Danfoss Inc. stockholders' equity	122,853	91,934
Noncontrolling interest	73,220	62,660
Total stockholders' equity	196,073	154,594

Total Liabilities and Stockholders' Equity	$1,043,498	$1,068,317
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
December 31, 2009	48,384,205	$484	$334,873	$(298,845)	$55,422	$62,660	$154,594
Comprehensive income:
Net income	—	—	—	55,280	—	20,856
Pension adjustments, net of tax	—	—	—	—	1,319	—
Unrealized losses on hedging activities, net of tax	—	—	—	—	(2,596)	—
Currency translation	—	—	—	—	(23,356)	426
Total comprehensive income							51,929
Performance units vested	5,201	—	—	—	—	—	—
Restricted stock grant	10,500	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(24)	—	—	—	(24)
Restricted stock compensation	—	—	296	—	—	—	296
Noncontrolling interest distribution	—	—	—	—	—	(10,722)	(10,722)
June 30, 2010 (Unaudited)	48,399,906	$484	$335,145	$(243,565)	$30,789	$73,220	$196,073

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$76,136	$(190,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,825	53,815
Loss on sale of business and asset disposals	2,304	8,585
Impairment charge	—	50,841
Change in deferred income taxes	2,693	48,610
Changes in operating assets and liabilities
Accounts receivable, net	(99,396)	65,842
Inventories	(858)	88,493
Prepaid and other current assets	(8,548)	6,585
Accounts payable	62,186	(63,391)
Accrued liabilities	16,881	(8,952)
Other	3,515	(6,927)
Net cash provided by operating activities	104,738	52,532

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(8,702)	(29,789)
Proceeds from sales of property, plant and equipment	4,859	6,194
Net cash used in investing activities	(3,843)	(23,595)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(4,117)	(15,299)
Net repayments on revolving credit facility	(85,671)	(102,940)
Repayments of long-term debt	(745)	(160,078)
Borrowings of long-term debt	—	304,862
Payment of debt financing costs	—	(8,575)
Payments of prepayment penalties	—	(8,064)
Settlement of interest rate swaps	—	(2,000)
Cash dividends	—	(8,689)
Distributions to noncontrolling interest	(10,722)	(1,795)
Net cash provided by (used in) financing activities	(101,255)	(2,578)

Effect of Exchange Rate Changes on Cash	8,431	(2,595)

Cash and Cash Equivalents:
Net increase during the period	8,071	23,764
Beginning balance	38,790	23,145
Ending balance	$46,861	$46,909

Supplemental Cash Flow Disclosures:
Interest paid	$30,826	$11,280
Income taxes paid	$7,018	$8,571
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1) Summary of Significant Accounting Policies —

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2010 and as amended on April 28, 2010.

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

2) Basic and Diluted Per Share Data —

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company's long-term incentive plans and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plans, after it becomes certain that the performance requirements needed to be met in accordance with the incentive plans will be achieved. Shares granted under the long-term incentive plans have an exercise price of zero. Diluted net loss per share for 2009 excludes the dilutive effect of restricted stock and performance units as these shares are anti-dilutive.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six-month periods ended June 30, 2010 and 2009:

	June 30, 2010			June 30, 2009
	Net Income	Shares	EPS	Net loss	Shares	EPS
Three Months
Basic net income (loss)	$34,555	48,387,593	$0.71	$(121,826)	48,338,295	$(2.52)
Effect of dilutive securities:
Restricted stock	—	188	—	—	—	—
Performance units	—	85,121	—	—	—	—
Diluted net income (loss)	$34,555	48,472,902	$0.71	$(121,826)	48,338,295	$(2.52)

Six Months
Basic net income (loss)	$55,280	48,370,764	1.14	$(200,232)	48,324,802	$(4.14)
Effect of dilutive securities:
Restricted stock	—	6,917	—	—	—	—
Performance units	—	85,121	—	—	—	—
Diluted net income (loss)	$55,280	48,462,802	1.14	$(200,232)	48,324,802	$(4.14)

3) Restructuring —

In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. Costs related to the Lawrence plant closing are included in the Work Function segment and totaled $1,566 and $3,400 in the three and six months ended June 30, 2010, respectively. Cumulative costs incurred through June 30, 2010 were $7,099. The project is substantially complete. Total project cost is expected to be approximately $7,500.

In December 2008 the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In 2009 the Company decided to exit the electric drives activities related to electric motors and generators. The Company incurred restructuring costs for these two projects of $1,050 and $5,020 in the three and six months ended June 30, 2009, respectively, which are included in the Controls segment. The restructuring was completed in 2009 at a total incurred cost of $9,711.

The restructuring costs incurred during the three and six months ended June 30, 2010 and 2009 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss (Gain) on Asset Disposals	Total
Charges for the three months ended June 30, 2010	$1,131	$187	$248	$1,566
Charges for the three months ended June 30, 2009	680	402	(32)	1,050

Charges for the six months ended June 30, 2010	2,658	446	296	3,400
Charges for the six months ended June 30, 2009	1,457	1,452	2,111	5,020

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the six months ended June 30, 2010.

	Employee Termination Costs	Building and Lease Cancellation Cost	Accelerated Depreciation and Loss on Asset Disposals	Equipment Moving Costs	Excess Capacity	Other	Total
Balance as of December 31, 2009	$851	$555	$—	$—	$—	$—	$1,406
Charges to expense	—	—	388	293	617	536	1,834
Payments made / Fixed asset write-offs	(302)	(139)	(388)	(293)	(617)	(536)	(2,275)
Balance as of March 31, 2010	549	416	—	—	—	—	965
Charges to expense	—	—	405	332	713	116	1,566
Payments made / Fixed asset write-offs	(204)	(139)	(405)	(332)	(713)	(116)	(1,909)
Balance as of June 30, 2010 (1)	$345	$277	$—	$—	$—	$—	$622
Cumulative charges incurred	2,900	2,162	5,744	1,454	1,330	3,220	16,810
Cumulative charges expected to be incurred	2,900	2,400	5,744	1,501	1,350	3,306	17,201
________________________________________
(1) The remaining $345 of accrued employee termination costs and $277 of accrued lease costs relating to future lease payments will be paid in 2010.

4) Inventories —

The composition of inventories is as follows:

	June 30, 2010	December 31, 2009
Raw materials	$82,308	$89,063
Work in progress	44,865	44,176
Finished goods and parts	54,747	64,263
LIFO allowance	(18,165)	(19,928)
Total	$163,755	$177,574

5) Fair Value and Derivative Financial Instruments —

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include the Company's derivative instruments, related to both foreign currency and interest rates, which are recognized at fair value. All derivative instruments are designated as and qualify for hedge accounting treatment. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The foreign currency exchange contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount of the contract. The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	June 30, 2010	December 31, 2009
Assets:
Foreign currency exchange contracts	Other current assets	$—	$791

Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$2,923	$322

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

	June 30, 2010	December 31, 2009
U.S. dollar	19,600	19,800
Euro	6,000	—

Interest rate swaps, designated as cash flow hedges, were used by the Company to establish fixed interest rates on outstanding borrowings. The interest rate swaps were settled in 2009.

Changes in the fair value of derivative financial instruments are recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the transaction related to the hedged risk has occurred. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. The amount of gain (loss), net of tax, recorded as a component of accumulated other comprehensive income was:

	June 30, 2010	December 31, 2009

Foreign currency exchange contracts	$(2,388)	$208

At June 30, 2010 the Company expects to reclassify $2,388 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009:

Statement of Operations Classification	June 30, 2010	June 30, 2009
Three months ended
Net Sales	$(194)	$(1,249)
Other, net	(276)	678
	$(470)	$(571)
Six months ended
Net Sales	$473	$(2,053)
Other, net	(560)	210
Interest expense, net	—	(151)
	$(87)	$(1,994)

The Company formally assesses at a hedge's inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective. When it is determined that a derivative has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income or expense, net. All derivative contracts qualified for hedge accounting in 2010. As of June 30, 2009, the Company had derivative contracts with notional amounts of $3,300 that no longer qualified for hedge accounting as the sales were not expected to occur in the month originally specified. For the three and six months ended June 30, 2009, $190 of income was recognized in other, net related to changes in the fair value of derivative contracts that were no longer deemed highly effective. The $190 of income is included in the $678 and $210 in the table above, for the three and six month periods ended June 30, 2009, respectively. The sales related to the derivative contracts no longer deemed highly effective were expected to occur within two months following the originally specified period and therefore $472 of losses remained classified in accumulated other comprehensive income until the forecasted sales occurred later in 2009.

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income or expense, net on the consolidated statement of operations. Except for the hedge ineffectiveness discussed above, there was no other significant hedge ineffectiveness in the three or six months ended June 30, 2010 or 2009.

6) Related Person Transactions —

In November 2009 the Company entered into an unsecured Credit Agreement (Danfoss Agreement) with Danfoss A/S, the Company's majority stockholder, which permits the Company to borrow up to $690,000. On May 14, 2010 the credit available under the Danfoss Agreement was reduced to $540,000 at the request of the Company. The credit available was further reduced to $500,000 on August 2, 2010 at the request of the Company as the additional credit availability is not needed. The Company's borrowings under the Agreement will be due and payable in full on April 29, 2011. The Company is actively pursuing financing options to replace or extend the Danfoss Agreement before it expires. The balance outstanding under the Agreement was $368,652 and $473,239 at June 30, 2010 and December 31, 2009, respectively. The Company incurred interest expense of $14,971 and $31,178 related to the Danfoss Agreement during the three and six months ended June 30, 2010. The interest expense amounts include $274 of debt financing cost that was expensed in the second quarter when the credit available under the Danfoss Agreement was reduced. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions. The Agreement was approved by the Company's Board of Directors on November 9, 2009 upon the recommendation of a special committee of the Board comprised exclusively of independent directors.

The Company has a tax sharing agreement with Danfoss A/S whereby subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash received or paid under these two methods will be recorded as a capital contribution or dividend distribution when the cash is received or paid. Danfoss A/S used approximately $14,000 of the Company's net operating loss (NOL) carryforwards generated in Denmark on the 2009 tax return and will remit this amount to the Company in November 2010 at which time it will be recorded as a capital contribution. For the six months ended June 30, 2010 the Company is generating taxable income in Denmark and is expected to remit the related tax amount of approximately $2,500 to Danfoss A/S in 2011 when the tax payment will be made. If the Company were to file a stand-alone tax return in Denmark due to a change in the structure of the relationship with Danfoss A/S the NOLs generated by the Company in 2009 would no longer be available to offset future income generated by the Company.

The Company loans excess cash to Agri-Fab, Inc., a noncontrolling interest partner in Hydro-Gear Limited Partnership, a U.S. limited partnership. The principal balance receivable from Agri-Fab, Inc. was $4,000 and $4,500 at June 30, 2010 and December 31, 2009, respectively, and is included in other current assets. The Company recorded interest revenue of $89 and $149 during the three and six months ended June 30, 2010, respectively. The loan was not outstanding during the six months ended June 30, 2009.

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

During the three months ended June 30, 2010 the Company recognized $2,000 of expense for a field recall. The total claims are estimated to be $5,000 with $3,000 covered by insurance. The insurance recovery is included in other current assets on the consolidated balance sheet at June 30, 2010 and was received in July 2010.

The following table presents the changes in the Company's accrued warranty liability:

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$28,820	$25,491
Payments	(7,840)	(9,551)
Accruals for warranties	7,029	3,133
Revisions to existing warranties	3,457	—
Currency impact	(2,114)	(128)
Balance, end of period	$29,352	$18,945

8) Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2010 and 2009 for the defined benefit plans consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$851	$1,068	$1,799	$2,110
Interest cost	3,108	3,346	6,359	6,626
Expected return on plan assets	(2,628)	(2,786)	(5,357)	(5,521)
Amortization of prior service cost	(64)	(71)	(137)	(140)
Amortization of net loss	745	711	1,425	1,493
Pension settlement charge	—	—	1,541	—
Net periodic pension expense	$2,012	$2,268	$5,630	$4,568

A former executive of the Company received a lump sum distribution during the six months ended June 30, 2010. As a result of this distribution, the Company recorded a non-cash pension settlement charge of $1,541.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$54	$56	$108	$113
Interest cost	661	614	1,323	1,227
Net deferral and amortization	235	271	470	542
Postretirement benefit expense	$950	$941	$1,901	$1,882

9) Income Taxes —

During the three and six-month periods ended June 30, 2010 the Company realized tax benefits of approximately $10,200 and $14,700, respectively, related to net operating losses in the U.S. and Denmark, offset by a corresponding reversal of the valuation allowances established against these tax benefits. The valuation allowances on the remaining net deferred tax assets in the U.S. and Denmark will remain until such time as the Company's analysis indicates a three-year cumulative profit or other positive evidence indicates that it is more likely than not that these deferred tax assets will be utilized in the future.

The Company recognized valuation allowances on deferred tax assets of approximately $78,500 for the three and six months ended June 30, 2009. The valuation allowances relate to net operating losses generated in 2009, as well as $58,600 of deferred tax assets on the balance sheet as of December 31, 2008.

10) Sale of Business —

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

Additional expenses of $4,050 and $5,569 were recognized during the three and six months ended June 30, 2009, respectively. The expense in 2009 relates to the write-off of a customer relationship intangible asset, employee retention costs, and additional write-downs to machinery and inventory balances due to revisions of the sales agreement during the second quarter of 2009. During the three and six months ended June 30, 2010 the Company recognized additional expense of $3,130 and $3,317, respectively. The expense recognized in 2010 relates to a write-down of carrying value of a building and an additional write-down of inventory. The inventory was held on consignment and the purchaser revised their estimates of future inventory purchases from the Company.

As part of the sales agreement the Company is receiving a commission payment based on the level of AC motor sales made by the purchaser. The Company recognized commission income of $267 and $433 in the three and six months ended June 30, 2010, respectively, which is included in Other, net on the consolidated statement of operations. The impact of this sale is reported in the Controls segment.

11) Impairment —

Goodwill is required to be tested for impairment annually and if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There were no triggering events in the six months ended June 30, 2010 that required an analysis of goodwill or long-lived assets. In the first quarter of 2009 the Company considered the declines in market value which occurred during that period to represent a triggering event and therefore was required to analyze the fair value, compared to carrying value, of its reporting units at March 31, 2009. The Company determined that the implied fair value of goodwill in the valves reporting unit was less than its carrying value. A goodwill impairment charge of $50,841 was recorded in the three months ended March 31, 2009. There were no additional triggering events in the three months ended June 30, 2009 that required an analysis of goodwill or long-lived assets.

Refer to Note 6 in the Notes to the Consolidated Financial Statements in the Company's 2009 annual report filed on Form 10-K for information on the methodology used for testing for goodwill impairment and estimating fair value.

12) Segment and Geographic Information —

The Company's operating segments are organized around its product lines of Propel, Work Function and Controls. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors and valves that control and direct the power of a vehicle. Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.

The following table presents the significant items by operating segment for the results of operations for the three and six-month periods ended June 30, 2010 and 2009:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2010
Trade sales	$241,329	$94,393	$96,504	$—	$432,226

Segment income (loss)	56,466	7,371	12,064	(7,020)	68,881
Interest expense, net					(15,064)
Income before income taxes					53,817
Depreciation and amortization	11,795	6,854	5,168	570	24,387
Capital expenditures	2,331	2,350	227	730	5,638

June 30, 2009
Trade sales	$154,995	$63,154	$59,262	$—	$277,411

Segment income (loss)	1,617	(20,856)	(15,233)	(5,613)	(40,085)
Interest expense, net					(13,406)
Loss on early retirement of debt					(3,348)
Loss before income taxes					(56,839)
Depreciation and amortization	12,917	7,797	6,023	666	27,403
Capital expenditures	8,746	2,909	1,253	86	12,994

Six months ended

	Propel	Work Function	Controls	Global Services	Total
June 30, 2010
Trade sales	$455,709	$183,300	$179,987	$—	$818,996

Segment income (loss)	101,387	11,445	22,174	(16,709)	118,297
Interest expense, net					(31,617)
Income before income taxes					86,680
Depreciation and amortization	23,701	14,102	10,891	1,131	49,825
Capital expenditures	3,895	2,869	1,185	753	8,702

June 30, 2009
Trade sales	$342,782	$145,839	$138,485	$—	$627,106

Segment income (loss)	19,068	(35,811)	(79,644)	(11,609)	(107,996)
Interest expense, net					(19,123)
Loss on early retirement of debt					(10,705)
Loss before income taxes					(137,824)
Depreciation and amortization	25,344	15,224	11,975	1,272	53,815
Capital expenditures	14,740	11,386	3,214	449	29,789

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010	2009
United States	$169,451	$102,322	$328,776	$247,987	$114,879	$174,374
Germany	37,814	27,358	73,136	66,835	57,016	75,478
Italy	22,453	14,264	43,148	33,997	12,330	18,231
Denmark (3)	4,874	3,710	9,788	8,866	116,315	179,424
Other countries	197,634	129,757	364,148	269,421	173,781	206,422
Total	$432,226	$277,411	$818,996	$627,106	$474,321	$653,929
________________________________________
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

13) Subsequent Events —

The Company has evaluated subsequent events to ensure that this Form 10-Q includes appropriate disclosure of events recognized in the financial statements as of June 30, 2010, and events that occurred subsequent to June 30, 2010 but were not recognized in the financial statements. The Company determined that there were no subsequent events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. During the first two quarters of 2010, various sectors of the worldwide economy began to emerge from the global recession and credit crisis that affected the economies in the U.S., Europe, and Asia-Pacific during 2009 and into 2010. It is not clear, however, whether the worldwide economy, or even specific economic sectors within the worldwide economy, will make significant strides toward recovery or will continue to suffer from the recession and credit crisis, weakness in the housing and residential construction markets, weakness in the commercial and public-sector construction markets, job losses, and uncertainty surrounding the effects of government fiscal stimulus plans, interest rates, and crude oil prices. A new downturn in the Company's business segments could adversely affect the Company's revenues and results of operations. Other factors affecting forward-looking statements include, but are not limited to, the following: specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-reduction and productivity improvement efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company's majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company's ability to access the capital markets or traditional credit sources to supplement or replace the Company's borrowings from Danfoss A/S if the need should arise; the Company's ability over time to reduce the relative level of debt compared to equity on its balance sheet; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the recent credit crisis; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rate; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that this list of cautionary statements and risk factors is not exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements to reflect future events or circumstances. The foregoing risks and uncertainties are further described in Item1A (Risk Factors) in the Company's latest annual report on Form 10-K filed with the SEC, which should be reviewed in considering the forward-looking statements contained in this quarterly report.

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

Executive Summary — Three Months Ended June 30, 2010

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in the local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's second quarter 2010 and 2009 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended June 30, 2009	Currency Fluctuation	Underlying Change	Three Months Ended June 30, 2010
Net sales	$277.4	$(3.4)	$158.2	$432.2
Gross profit	30.8	(1.6)	102.9	132.1
% of Sales	11.1%			30.6%

Selling, general and administrative	51.3	(0.9)	(1.1)	49.3
Research & development	15.0	(0.3)	(2.6)	12.1
Loss on sale of business and asset disposals	5.0	0.2	(1.9)	3.3
Total operating costs	71.3	(1.0)	(5.6)	64.7
Operating income (loss)	$(40.5)	$(0.6)	$108.5	$67.4
% of Sales	(14.6)%			15.6%

Net sales for the second quarter 2010 increased 57 percent over the second quarter 2009, excluding the effects of currency and the 2009 divestiture of the electric drives business. Excluding the impacts of currency and divestitures, sales increased 68 percent in Asia Pacific, 64 percent in the Americas, and 46 percent in Europe. Sales in the Controls segment were up 63 percent, followed by increases of 57 percent in the Propel segment and 52 percent in the Work Function segment.

Gross profit increased 334 percent due to higher sales volumes, fixed cost reductions of $6.1 million, and procurement savings of $4.1 million. In 2009 gross profit was negatively affected by severance costs of $4.2 million and $0.7 million of costs associated with the closure of the Hillsboro, Oregon location. Partially offsetting the positive impact of increased sales and cost reductions in 2010 were restructuring costs of $1.1 million associated with the closure of the Lawrence, Kansas facility. Field recall costs increased $5.2 million, partially offset by $3.0 million reimbursed by insurance.

Included in 2009 operating costs was $3.9 million of severance costs, as well as a $4.1 million loss on sale of business related to the alternating current (AC) motor business to the material handling market. The positive impact of these items was partially offset in 2010 by incentive plan costs of $4.4 million, $0.7 million in costs related to a stock tender offer initiated by Danfoss Acquisition, Inc. and an additional $3.1 million of costs to write down the remaining inventory and the building used in the AC motor business.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$30.5	41%	$—	—%	$9.3	20%	$39.8	33%
Construction/Road Building	17.6	124	24.5	175	18.9	106	61.0	133
Specialty	8.4	104	(4.8)	(48)	16.3	41	19.9	34
Distribution	18.4	70	9.5	48	9.6	51	37.5	58

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in the Americas and Europe in the second quarter of 2010 compared to the same period in 2009, while Asia-Pacific remained consistent with 2009. The agricultural market in the Americas was strong, particularly in South America, where the Brazilian market continues to gain momentum. In Europe, many customers have ceased inventory reduction efforts and sales are more in line with market demand. Sales in the turf care market improved due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

The construction/road building markets experienced strong sales increases in all regions during the second quarter of 2010 compared to the second quarter of 2009. The Asia-Pacific region had the strongest sales growth at 175 percent, which was partially due to customers' inventory reduction efforts in 2009. Other factors driving the increased sales in the Asia-Pacific region included a strong demand for mixers in China, as well as favorable road building markets and increased demand for rollers. Sales in the Americas and Europe also showed strong improvement as customers are no longer working to reduce inventory levels and production is on pace with increasing demand. The construction market experienced greater sales growth than the road building market in the Americas as state and local governments continue to limit spending due to budget constraints.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Sales in the Americas increased significantly compared to the second quarter of 2009 due to a strong market for aerial lifts. Sales in Europe increased due to the recovery of the forestry and mining markets, as well as increased demand for telehandlers. Sales in China continue to suffer from a saturated railway market.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 12 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, loss on early retirement of debt, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors as well as gear pumps and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors and valves that control and direct the power of a vehicle.

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended June 30, 2009	Currency Fluctuation	Underlying Change	Three Months Ended June 30, 2010
Net sales
Propel	$155.0	$(1.4)	$87.7	$241.3
Work Function	63.2	(1.8)	33.0	94.4
Controls	59.2	(0.2)	37.5	96.5

Segment income (loss)
Propel	$1.6	$(0.7)	$55.6	$56.5
Work Function	(20.9)	—	28.3	7.4
Controls	(15.2)	(0.2)	27.5	12.1
Global Services and other expenses, net	(5.6)	0.3	(1.7)	(7.0)

Propel Segment

The Propel segment experienced a 57 percent increase in sales, excluding the effects of currency fluctuations, during the second quarter 2010 compared to 2009. Segment income increased by $55.6 million during the quarter when compared to the same period in 2009. The Propel segment experienced a 17 percentage point increase in gross profit margin during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, mainly due to higher sales volume in relation to fixed production costs, as well as procurement savings of $2.1 million and fixed cost reductions of $2.4 million. Also contributing to the increase in segment income was the fact that $4.5 million of severance costs were recognized during the second quarter of 2009. This was partially offset by $1.3 million of annual incentive plan costs recognized during the second quarter of 2010.

Work Function Segment

Sales in the Work Function segment increased 52 percent during the second quarter of 2010 when compared with the same period in 2009, excluding the effects of currency fluctuations. Gross profit margin increased 18 percentage points during the three months ended June 30, 2010 compared to the same period in 2009, mainly due to higher sales volume in relation to fixed production costs. Segment income increased $28.3 million largely due to fixed cost reductions and efficiency gains, as well as a $4.0 million reduction in operating expenses. Offsetting the positive impact of these items during the second quarter of 2010 were costs of $1.6 million associated with the closure of the Lawrence, Kansas facility, as well as annual incentive plan costs of $0.5 million.

Controls Segment

Net sales in the Controls segment increased 63 percent during the second quarter of 2010 compared with the same period in 2009, excluding the effects of currency fluctuations. Segment income increased $27.5 million during the second quarter of 2010 primarily due to higher sales volume, procurement savings of $1.3 million, and a $7.8 million reduction in operating costs. Included in 2009 results were costs of $4.1 million related to the sale of the alternating current (AC) motor product line, restructuring costs of $1.1 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives business, and severance costs of $0.6 million. Offsetting the positive impact of these items in 2010 were additional costs of $3.1 million related to the exit from the AC motor product line and annual incentive plan costs of $0.7 million. Field recall costs of $4.9 million were recognized in 2010, partially offset by insurance reimbursement of $3.0 million.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $1.7 million, excluding the impacts of currency. Contributing to the increase were costs of $0.7 million related to a stock tender offer initiated by Danfoss Acquisition, Inc., and $1.9 million in incentive plan costs.

Income Taxes

The Company's effective tax rate was 15.4 percent for the second quarter of 2010. The usage of tax benefits related to net operating losses and the corresponding reversal of valuation allowances of approximately $10.2 million positively impacted the effective tax rate for the second quarter of 2010. In comparison, the Company recorded $61.6 million of tax expense for the second quarter of 2009 recognizing tax expense on a pre-tax loss due to recording a $13.0 million and a $65.5 million valuation allowance on the net deferred tax assets in Denmark and the U.S., respectively. The Company's effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Six Months Ended June 30, 2010

The following table summarizes the Company's results from operations, separately identifying the impact of currency fluctuations for the six months ended June 30, 2010 and 2009. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six Months Ended June 30, 2009	Currency Fluctuation	Underlying Change	Six Months Ended June 30, 2010
Net sales	$627.1	$12.2	$179.7	$819.0
Gross profit	88.8	3.7	152.1	244.6
% of Sales	14.2%			29.9%

Selling, general and administrative	107.7	1.3	(5.9)	103.1
Research & development	31.8	0.3	(7.5)	24.6
Impairment charge	50.8	—	(50.8)	—
Loss on sale of business and asset disposals	8.6	—	(6.3)	2.3
Total operating costs	198.9	1.6	(70.5)	130.0
Operating income (loss)	$(110.1)	$2.1	$222.6	$114.6
% of Sales	(17.6)%			14.0%

Net sales for the six months ended June 30, 2010 increased 29 percent over the six months ended June 30, 2009, excluding the effects of currency, and 30 percent excluding the effects of currency and the 2009 divestiture of the electric drives business. Excluding the impacts of currency and divestitures, sales increased 48 percent in Asia Pacific, 34 percent in the Americas, and 20 percent in Europe. Sales in the Propel segment were up 32 percent, followed by increases of 31 percent in the Controls segment and 23 percent in the Work Function segment.

Gross profit increased 171 percent due to higher sales volumes, procurement savings of $9.8 million, and fixed cost reductions of $13.5 million. In 2009 gross profit was negatively affected by severance costs of $8.2 million and restructuring charges of $1.5 million related to the closure of the Hillsboro, Oregon facility and the exit from the electric drives business. Partially offsetting the positive impact of increased sales and cost reductions in 2010 was $2.7 million of restructuring costs related to the closure of the Lawrence, Kansas facility. Field recall costs increased $5.5 million, partially offset by $3.0 million reimbursed by insurance.

Operating costs decreased from 2009 when the Company incurred a goodwill impairment charge of $50.8 million, $5.6 million related to the loss on sale of the alternating current (AC) motor business associated with the material handling market, restructuring costs of $3.6 million related to the closure of the Hillsboro location and the exit from the electric drives business, and severance costs of $9.2 million. In addition, in 2010 the Company recognized a $1.0 million gain on the sale of equipment. The reduction in operating expenses related to these items in 2009 were partially offset in 2010 by a $1.5 million pension settlement with a former executive, $3.7 million in costs related to a stock tender offer initiated by Danfoss Acquisition, Inc., $9.6 million in incentive plan costs, additional costs of $3.3 million related to the exit from the AC motor product line, and $0.7 million of restructuring costs related to the closure of the Lawrence facility.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$32.2	18%	$(0.5)	(7)%	$0.4	—%	$32.1	11%
Construction/Road Building	29.4	104	34.9	140	29.7	80	94.0	104
Specialty	9.4	49	(11.0)	(53)	8.7	9	7.1	5
Distribution	19.0	32	16.7	50	10.8	25	46.5	34

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in the Americas during the six months ended June 30, 2010, while sales in Europe remained level and the Asia-Pacific region experienced a slight decrease compared to the same period in 2009. The agricultural market in the Americas showed improvement due to improving commodity prices, as well as a strong Brazilian market. Sales in the turf care market improved due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

The construction/road building markets experienced strong sales increases in all regions during the six months ended June 30, 2010 compared to the same period in 2009. The Asia-Pacific region had the strongest sales growth at 140 percent. This was due to strong demand for transit mixers in China, as well as favorable road building markets and increased demand for rollers. In addition, 2009 sales were negatively impacted by customers' inventory reduction efforts. Sales in the Americas and Europe also showed strong improvement as customers are no longer working to reduce inventory levels and equipment production corresponds with increased demand.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Sales in the Americas benefited from a strong market for aerial lifts. Sales in Europe increased due to the recovery of the forestry and mining markets, as well as increased demand for telehandlers. Sales in China continue to suffer from a saturated railway market.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by segment relates to information as presented in Note 12 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, loss on early retirement of debt, income taxes, and noncontrolling interest.

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Six Months Ended June 30, 2009	Currency Fluctuation	Underlying Change	Six Months Ended June 30, 2010
Net sales
Propel	$342.8	$3.2	$109.7	$455.7
Work Function	145.8	3.5	34.0	183.3
Controls	138.5	5.5	36.0	180.0

Segment income (loss)
Propel	$19.1	$0.4	$81.9	$101.4
Work Function	(35.8)	0.9	46.3	11.4
Controls	(79.6)	0.7	101.1	22.2
Global Services and other expenses, net	(11.6)	0.1	(5.2)	(16.7)

Propel Segment

The Propel segment experienced a 32 percent increase in sales, excluding the effects of currency fluctuations, during the six months ended June 30, 2010 compared to 2009, as worldwide economic conditions are beginning to improve. Segment income increased 429 percent during the six months ended June 30, 2010 compared to the same period in 2009. The Propel segment experienced a 12 percentage point increase in gross profit margin during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, mainly due to fixed production costs in relation to a higher level of production, as well as procurement savings of $5.6 million and fixed cost reductions of $6.2 million. Also contributing to the increase in segment income was a reduction in operating expenses of $3.6 million, as well as a $0.5 million gain on sale of equipment. During the first six months of 2009, the Company reported a loss on sale of equipment of $0.7 million. Operating expenses decreased due to $7.2 million of severance costs recognized during the six months ended June 30, 2009, offset by $2.6 million of annual incentive plan costs recognized during the six months ended June 30, 2010.

Work Function Segment

Sales in the Work Function segment increased by 23 percent during the six months ended June 30, 2010 when compared with the same period in 2009, excluding the effects of currency fluctuations. Gross profit margin increased 14 percentage points during the six months ended June 30, 2010 compared to the same period in 2009, mainly due to higher sales volume in relation to fixed production costs. Segment income increased $46.3 million due to fixed cost reductions and efficiency gains, as well as a $9.7 million reduction in operating expenses. Severance costs of $1.2 million were recognized in 2009. Costs of $3.4 million associated with the closure of the Lawrence, Kansas facility, and annual incentive plan costs of $1.2 million were recognized during the six months ended June 30, 2010.

Controls Segment

Net sales in the Controls segment increased 26 percent during the six months ended June 30, 2010 compared with the same period in 2009, excluding the effects of currency fluctuations. Sales increased 31 percent excluding the effects of both currency and the 2009 divestiture of the electric drives business. Segment income increased $101.1 million during the six months ended June 30, 2010 due to higher sales volume and cost reductions, as well as a goodwill impairment charge of $50.8 million related to the valves reporting unit that was recognized during the same period in 2009. In addition, costs of $5.6 million related to the sale of the alternating current (AC) product line, restructuring costs of $5.0 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives business, and severance costs of $2.2 million were recognized in 2009. Partially offsetting the reduced costs related to these items in 2010 were restructuring costs of $3.3 million related to the exit from the electric drives business and annual incentive plan costs of $1.6 million. Field recall costs increased $4.6 million from 2009, partially offset by $3.0 million which will be reimbursed by insurance.

Global Services and other expenses, net

Global services and other expenses increased $5.2 million, excluding the impacts of currency, due to costs of $1.5 million related to a pension settlement with a former executive, $3.7 million in costs related to a stock tender offer initiated by Danfoss

Acquisition, Inc., and $4.2 million in incentive plan costs. Partially offsetting the negative impact of these items was an increase in gain on foreign currency translation of $0.6 million during the six months ended June 30, 2010 compared to 2009. In addition there was $1.7 million of severance costs incurred in the six months ended June 30, 2009.

Order Backlog

The following table shows the Company's order backlog at June 30, 2010 and 2009 and orders written in the six-month periods ended June 30, 2010 and 2009, separately identifying the impact of currency fluctuations.

(in millions)	2009	Currency Fluctuation	Underlying Change	2010
Backlog at June 30	$408.4	$(23.5)	$248.2	$633.1
Orders written	297.5	14.0	660.0	971.5

Total order backlog at June 30, 2010 was $633.1 million, compared to $408.4 million at June 30, 2009. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 61 percent. Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the six-month periods ended June 30, 2010 were $971.5 million, an increase of 222 percent compared to 2009, excluding the impact of currency fluctuations. The increase in backlog and order entry is due to the global economic recovery.

Income Taxes

The Company's effective tax rate for the first six months of 2010 was 12.2 percent. The usage of tax benefits related to net operating losses and the corresponding reversal of valuation allowances of approximately $14.7 million positively impacted the effective tax rate for the first six months of 2010. In comparison, the Company recorded $53.1 million of tax expense for the first six months of 2009 recognizing tax expense on a pre-tax loss due to recording a $13.0 million and a $65.5 million valuation allowance on the net deferred tax assets in Denmark and the U.S., respectively. The effective tax rate for the first six months of 2009 was also negatively impacted by a non-deductible goodwill impairment of $50.8 million. The Company's effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related income of $2.9 million was recognized during the six-month period ended June 30, 2010, compared to income of $2.3 million for the same period in 2009.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar strengthened compared to other currencies between December 31, 2009 and June 30, 2010. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at June 30, 2010 was a net liability of $2.9 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been cash flow from operations and from its various credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and permits the Company to borrow up to $540 million. In August 2010 the credit availability was reduced to $500 million at the request of the Company, which will reduce the commitment fee expense incurred as the additional credit is not needed. The Company's borrowings under the Agreement will be due and payable in full on April 29, 2011. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions. The Agreement was approved by the Company's Board of Directors on November 9, 2009 upon the recommendation of a special committee of the Board comprised exclusively of independent directors.

The Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future, recognizing that prior to April 29, 2011 the Company will need to either extend its current Credit Agreement with Danfoss A/S or obtain an alternative source of funding from either Danfoss A/S or a third party. The Company is actively pursuing financing options to replace or extend the Danfoss Agreement before it expires. However, unexpected events or circumstances, such as a return to reduced operating cash flows or prolonged or increased weakness in the global economy, could negatively impact the Company's liquidity to an extent that may require the Company to seek alternative sources of cash prior to April 29, 2011.

Cash Flow from Operations

Cash provided by operations was $104.7 million during the six months ended June 30, 2010 compared to $52.5 million for the six months ended June 30, 2009. The increase was primarily due to the increase in net income, as well as a $62.2 million increase in accounts payable balances. Operating cash flow was negatively impacted by a $99.4 million increase in accounts receivable balances due to higher sales volume.

Cash Used in Investing Activities

Capital expenditures in the six months ended June 30, 2010 were $8.7 million compared to $29.8 million in the six months ended June 30, 2009. The decrease in 2010 is the result of management's focus on conserving cash in light of the recent global economic downturn.

Cash Used in Financing Activities

Net repayment of borrowings used approximately $90.5 million of cash in the six months ended June 30, 2010, while net borrowings provided $26.5 million during the six months ended June 30, 2009. During the first six months of 2009 the Company paid $8.6 million in debt origination fees related to the Danfoss Credit Agreement, and $10.1 million in debt extinguishment and interest rate swap settlement costs. The Company paid fourth quarter dividends of $8.7 million in the first quarter of 2009, while no dividends were paid in 2010.

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

Outlook

Improved market conditions are expected to result in 2010 sales levels that are 20 to 30 percent higher than sales in 2009. Management continues to focus on realizing reduced cost levels from the actions taken in 2009 and generating cash while responding to increased market demand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the cash tender offer by Danfoss Acquisition Inc. (Danfoss Acquisition), a wholly owned subsidiary of Danfoss A/S (Danfoss), to purchase all of the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss (the Tender Offer). Three of the Lawsuits were filed on December 23, 2009, two in the Court of Chancery of the State of Delaware by Kenneth R. Loiselle and Laurie Forrest, respectively, and the other (the Freise Lawsuit) in the Iowa District Court for Story County by John and Michelle Freise. The two Delaware lawsuits have been consolidated into a single proceeding (the Delaware Lawsuit). The fourth Lawsuit was filed on February 10, 2010, in the Iowa District Court for Story County by Scott Crouthamel. The Tender Offer expired on April 29, 2010. Because a condition of the Tender Offer was not satisfied, no shares were purchased thereunder. All of the Lawsuits have been dismissed without prejudice. The plaintiffs in the Delaware Lawsuit and the Freise Lawsuit have applied to the Delaware court for an award of $0.8 million in legal fees. The Company believes that this fee request is unwarranted and intends to vigorously oppose it.

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

Date: August 5, 2010