Form 10-Q
period 2010-09-30
SAUER DANFOSS INC
filed 2010-11-04
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☒

As of November 4, 2010, 48,408,259 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$392,649	$253,074	$1,211,645	$880,180
Cost of sales	273,665	238,120	848,078	776,405
Gross profit	118,984	14,954	363,567	103,775

Selling, general and administrative	42,840	47,287	145,930	155,017
Research and development	13,002	14,098	37,574	45,868
Impairment charge	—	—	—	50,841
Loss on sale of business and asset disposals	1,480	3,144	3,785	11,729
Total operating expenses	57,322	64,529	187,289	263,455
Operating income (loss)	61,662	(49,575)	176,278	(159,680)

Nonoperating income (expense):
Interest expense, net	(11,659)	(13,882)	(43,001)	(33,005)
Loss on early retirement of debt	(2,147)	—	(2,421)	(10,705)
Other, net	(1,972)	(427)	1,708	1,684
Nonoperating expenses, net	(15,778)	(14,309)	(43,714)	(42,026)
Income (loss) before income taxes	45,884	(63,884)	132,564	(201,706)
Income tax expense	(8,618)	(6,023)	(19,162)	(59,169)
Net income (loss)	37,266	(69,907)	113,402	(260,875)
Net income attributable to noncontrolling interest, net of tax	(5,166)	(894)	(26,022)	(10,157)
Net income (loss) attributable to Sauer-Danfoss Inc.	$32,100	$(70,801)	$87,380	$(271,032)
Net income (loss) per common share, basic	$0.66	$(1.46)	$1.81	$(5.61)
Net income (loss) per common share, diluted	$0.66	$(1.46)	$1.80	$(5.61)
Weighted average basic shares outstanding	48,394,759	48,351,205	48,378,850	48,333,700
Weighted average diluted shares outstanding	48,473,736	48,351,205	48,466,487	48,333,700

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$47,366	$38,790
Accounts receivable (net of allowances of $5,529 and $5,640 in 2010 and 2009, respectively)	217,506	155,968
Inventories	187,916	177,574
Other current assets	80,656	65,553
Total current assets	533,444	437,885

Property, Plant and Equipment (net of accumulated depreciation of $730,830 and $733,152 in 2010 and 2009, respectively)	426,022	513,487

Other Assets:
Goodwill	35,422	35,903
Other intangible assets, net	18,476	19,584
Deferred income taxes	51,469	54,458
Other	6,455	7,000
Total other assets	111,822	116,945
Total Assets	$1,071,288	$1,068,317

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$31,992	$54,069
Long-term debt due within one year	136,477	142,007
Accounts payable	154,753	101,719
Accrued salaries and wages	58,946	57,569
Accrued warranty	31,245	28,820
Other accrued liabilities	42,695	30,806
Total current liabilities	456,108	414,990

Long-Term Debt	204,575	337,089

Other Liabilities:
Long-term pension liability	67,089	72,400
Postretirement benefits other than pensions	41,047	41,047
Deferred income taxes	32,604	33,708
Other	16,265	14,489
Total other liabilities	157,005	161,644

Total liabilities	817,688	913,723

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2010 and 2009; issued and outstanding 48,408,259 in 2010 and 48,384,205 in 2009	484	484
Additional paid-in capital	335,119	334,873
Accumulated deficit	(211,465)	(298,845)
Accumulated other comprehensive income	58,672	55,422
Total Sauer-Danfoss Inc. stockholders' equity	182,810	91,934
Noncontrolling interest	70,790	62,660
Total stockholders' equity	253,600	154,594

Total Liabilities and Stockholders' Equity	$1,071,288	$1,068,317
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
December 31, 2009	48,384,205	$484	$334,873	$(298,845)	$55,422	$62,660	$154,594
Comprehensive income:
Net income	—	—	—	87,380	—	26,022
Pension adjustments, net of tax	—	—	—	—	5,539	—
Unrealized losses on hedging activities, net of tax	—	—	—	—	(555)	—
Currency translation	—	—	—	—	(1,734)	2,022
Total comprehensive income							118,674
Performance units vested	10,554	—	—	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(64)	—	—	—	(64)
Restricted stock compensation	—	—	310	—	—		310
Noncontrolling interest distribution	—	—	—	—	—	(19,914)	(19,914)
September 30, 2010 (Unaudited)	48,408,259	$484	$335,119	$(211,465)	$58,672	$70,790	$253,600

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$113,402	$(260,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,443	80,974
Impairment charge	—	50,841
Loss on sale of business and asset disposals	3,785	11,729
Loss on early retirement of debt	2,421	10,705
Change in deferred income taxes	4,813	55,014
Changes in operating assets and liabilities
Accounts receivable, net	(64,355)	86,067
Inventories	(14,217)	128,693
Other current assets	(7,456)	(1,771)
Accounts payable	53,237	(67,467)
Accrued liabilities	15,952	(26,088)
Other	6,964	7,810
Net cash provided by operating activities	187,989	75,632

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,728)	(36,962)
Proceeds from sales of property, plant and equipment	4,290	1,281
Advances to noncontrolling interest partner	(2,500)	(15,500)
Net cash used in investing activities	(10,938)	(51,181)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(18,385)	(22,582)
Net repayments on revolving credit facility	(1,373)	(74,872)
Repayments of long-term debt	(325,937)	(180,514)
Borrowings of long-term debt	200,737	314,624
Payment of debt financing costs	(4,185)	(8,575)
Payments of prepayment penalties	(1,674)	(8,064)
Settlement of interest rate swaps	—	(2,000)
Cash dividends	—	(8,689)
Distributions to noncontrolling interest	(19,914)	(6,580)
Net cash provided by (used in) financing activities	(170,731)	2,748

Effect of Exchange Rate Changes on Cash	2,256	(6,818)

Cash and Cash Equivalents:
Net increase during the period	8,576	20,381
Beginning balance	38,790	23,145
Ending balance	$47,366	$43,526

Supplemental Cash Flow Disclosures:
Interest paid	$43,875	$29,717
Income taxes paid	$10,429	$8,976
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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine-month periods ended September 30, 2010 and 2009:

	September 30, 2010			September 30, 2009
	Net Income	Shares	EPS	Net loss	Shares	EPS
Three Months
Basic net income (loss)	$32,100	48,394,759	$0.66	$(70,801)	48,351,205	$(1.46)
Effect of dilutive securities:
Restricted stock	—	2,491	—	—	—	—
Performance units	—	76,486	—	—	—	—
Diluted net income (loss)	$32,100	48,473,736	$0.66	$(70,801)	48,351,205	$(1.46)

Nine Months
Basic net income (loss)	$87,380	48,378,850	$1.81	$(271,032)	48,333,700	$(5.61)
Effect of dilutive securities:
Restricted stock	—	5,426	—	—	—	—
Performance units	—	82,211	(0.01)	—	—	—
Diluted net income (loss)	$87,380	48,466,487	$1.80	$(271,032)	48,333,700	$(5.61)

3)    Restructuring —

In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. Costs related to the Lawrence plant closing are included in the Work Function segment and totaled $1,417 and $4,817 in the three and nine months ended September 30, 2010, respectively. The Company incurred restructuring costs for this project of $1,279 in the three and nine months ended September 30, 2009. The project was completed in the the third quarter of 2010 with total cumulative costs incurred of $8,516. The land and building at the Lawrence, Kansas location is available for sale and is classified in other current assets on the balance sheet.

In December 2008 the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. In 2009 the Company decided to exit the electric drives activities related to electric motors and generators. The Company incurred restructuring costs for these two projects of $958 and $5,978 in the three and nine months ended September 30, 2009, respectively, which are included in the Controls segment. The restructuring was completed in 2009 at a total incurred cost of $9,711.

The restructuring costs incurred during the three and nine months ended September 30, 2010 and 2009 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss (Gain) on Asset Disposals	Total
Charges for the three months ended September 30, 2010	$417	$26	$974	$1,417
Charges for the three months ended September 30, 2009	1,279	1,024	(66)	2,237

Charges for the nine months ended September 30, 2010	3,075	472	1,270	4,817
Charges for the nine months ended September 30, 2009	2,736	2,476	2,045	7,257

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the nine months ended September 30, 2010.

	Employee Termination Costs	Building and Lease Cancellation Cost	Accelerated Depreciation and Loss on Asset Disposals	Equipment Moving Costs	Excess Capacity	Other	Total
Balance as of December 31, 2009	$851	$555	$—	$—	$—	$—	$1,406
Charges to expense	—	—	388	293	617	536	1,834
Payments made / Fixed asset write-offs	(302)	(139)	(388)	(293)	(617)	(536)	(2,275)
Balance as of March 31, 2010	549	416	—	—	—	—	965
Charges to expense	—	—	405	332	713	116	1,566
Payments made / Fixed asset write-offs	(204)	(139)	(405)	(332)	(713)	(116)	(1,909)
Balance as of June 30, 2010	$345	$277	$—	$—	$—	$—	$622
Charges to expense	—	—	974	187	178	78	1,417
Payments made / Fixed asset write-offs	(329)	(139)	(974)	(187)	(178)	(78)	(1,885)
Balance as of September 30, 2010 (1)	$16	$138	$—	$—	$—	$—	$154
Cumulative charges incurred	$2,900	$2,162	$6,718	$1,641	$1,508	$3,298	$18,227
Cumulative charges expected to be incurred	2,900	2,162	6,718	1,641	1,508	3,298	18,227
________________________________________
(1) The remaining $16 of accrued employee termination costs and $138 of accrued lease costs relating to future lease payments will be paid in 2010.

4)    Inventories —

The composition of inventories is as follows:

	September 30, 2010	December 31, 2009
Raw materials	93,817	$89,063
Work in progress	47,304	44,176
Finished goods and parts	66,444	64,263
LIFO allowance	(19,649)	(19,928)
Total	$187,916	$177,574

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

The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	September 30, 2010	December 31, 2009
Assets:
Foreign currency exchange contracts	Other current assets	$236	$791

Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$576	$322

The Company uses derivative financial instruments to manage risk and not for trading or other speculative purposes.

The Company enters into forward contracts to hedge the value of the U.S. dollar or euro cash flow at locations that do not have the U.S. dollar or euro as their functional currency but conduct certain transactions in U.S. dollars or euros. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars or euros through the cash settlement date. The Company enters into forward contracts that mature from two to eighteen months after the contract date. The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	September 30, 2010	December 31, 2009
U.S. dollar	14,000	19,800
Euro	4,500	—

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

	September 30, 2010	December 31, 2009

Foreign currency exchange contracts	$(345)	$208

At September 30, 2010 the Company expects to reclassify $345 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009:

Statement of Operations Classification	September 30, 2010	September 30, 2009
Three months ended
Net Sales	$(775)	$(1,854)
Other, net	380	640
	$(395)	$(1,214)
Nine months ended
Net Sales	$(302)	$(3,907)
Other, net	(180)	850
Interest expense, net	—	(151)
	$(482)	$(3,208)

The Company formally assesses at a hedge's inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective. When it is determined that a derivative has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income or expense, net. All derivative contracts qualified for hedge accounting in 2010. As of September 30, 2009, the Company had derivative contracts with notional amounts of $3,300 that no longer qualified for hedge accounting as the sales were not expected to occur in the month originally specified. For the three and nine months ended September 30, 2009, $126 and $316, respectively, of income was recognized in other, net related to changes in the fair value of derivative contracts that were no longer deemed highly effective. These amounts are included in the $640 and $850 in the table above, for the three and nine month periods ended September 30, 2009, respectively. The sales related to the derivative contracts no longer deemed highly effective occurred within two months following the originally specified period and therefore $179 of losses remained classified in accumulated other comprehensive income as of September 30, 2009.

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income or expense, net on the consolidated statement of operations. Except for the hedge ineffectiveness discussed above, there was no other significant hedge ineffectiveness in the three or nine months ended September 30, 2010 or 2009.

6)    Related Person Transactions —

In September 2010, the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which replaced the 2009 Credit Agreement discussed below. The Danfoss Agreement includes two, five-year term loans of approximately $200,000 ($140,000 and 45,000 euro) and a three-year revolving credit facility of approximately $300,000 ($180,000 and 90,000 euro). The term loan bears interest at a fixed rate of 8.00% and 8.25% for the U.S. dollar and euro loans, respectively. The revolving credit facility bears interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the Agreement, plus 3.9%. The principal amount outstanding under the revolving credit facility at September 30, 2010 was $135,737, and the loans thereunder had a weighted average interest rate of 4.30%. The Company paid closing fees of approximately $4,200 ($2,750 and 1,125 euro) to Danfoss A/S, which were capitalized and will be amortized to interest expense over the term of the Danfoss Agreement. The Company pays a quarterly commitment fee equal to 1.17% of the average daily unused portion of the Danfoss Agreement.
In November 2009, the Company entered into an unsecured term loan and revolving credit facility agreement with Danfoss A/S (the 2009 Agreement) which was scheduled to mature on April 29, 2011 but was replaced by the Danfoss

Agreement discussed above. Under the original terms of the 2009 Agreement the Company was able to borrow up to $690,000. In May and August 2010, upon the request of the Company, the borrowing capacity of the 2009 Agreement was reduced to $540,000 and $500,000, respectively. The principal amount outstanding under the 2009 Agreement bore interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the 2009 Agreement, plus 10%. The balance of the revolving credit facilities at December 31, 2009 was $140,869, and the loans had a weighted average interest rate of 10.3%. The 2009 Agreement also included term loans of 92,000 euro and $200,000, with interest at an annual rate of 11.8% and 11.4%, respectively. The Company was required to pay a quarterly commitment fee equal to 4% of the average daily unused portion of the 2009 Agreement.
The Company incurred interest expense of $11,361 and $42,266 for the three and nine months ended September 30, 2010 related to the debt with Danfoss A/S. As a result of the reductions in borrowing capacity and the amended and restated credit agreement the Company recognized $2,147 and $2,421 of loss on early retirement of debt in the three and nine month periods ended September 30, 2010. The loss on early retirement of debt for the three months ended September 30, 2010 consisted of prepayment penalties of $1,674 and $473 to write-off unamortized deferred financing costs. In the second quarter of 2010 the Company wrote off $274 of unamortized deferred financing costs related to the reduction in borrowing capacity. The Company incurred interest expense of $13,288 and $27,972 for the three and nine months ended September 30, 2009 related to the debt with Danfoss A/S.
The Danfoss Agreement contains no financial covenants but does contain a number of affirmative and negative covenants that, among other things, requires the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions. The Danfoss Agreement contains customary representations and warranties regarding the Company and its business and operations. The Agreement also sets forth a number of events of default for, among other things, failure to pay principal or interest, breaches of representations, warranties and covenants and various events relating to the bankruptcy or insolvency of the Company or its subsidiaries.
The Company has a tax sharing agreement with Danfoss A/S whereby subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash received or paid under these two methods will be recorded as a capital contribution or dividend distribution when the cash is received or paid. Danfoss A/S used approximately $14,000 of the Company's net operating loss (NOL) carryforwards generated in Denmark on the 2009 tax return and will remit this amount to the Company in November 2010 at which time it will be recorded as a capital contribution. For the nine months ended September 30, 2010 the Company is generating taxable income in Denmark and is expected to remit the related tax amount of approximately $4,700 to Danfoss A/S in 2011 when the tax payment will be made. If the Company were to file a stand-alone tax return in Denmark due to a change in the structure of the relationship with Danfoss A/S, the NOLs generated by the Company in 2009 would no longer be available to offset future income generated by the Company.

The Company loans excess cash to Agri-Fab, Inc., a noncontrolling interest partner in Hydro-Gear Limited Partnership, a U.S. limited partnership. The principal balance receivable from Agri-Fab, Inc. was $7,000 and $4,500 at September 30, 2010 and December 31, 2009, respectively, and is included in other current assets. The Company recorded interest income of $95 and $244 during the three and nine months ended September 30, 2010, respectively. Interest income for the three and nine months ended September 30, 2009 totaled $161 and $222, respectively.

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

The following table presents the changes in the Company's accrued warranty liability:

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$28,820	$25,491
Payments	(10,607)	(12,787)
Accruals for warranties	7,508	10,280
Revisions to existing warranties	6,306	—
Currency impact	(782)	504
Balance, end of period	$31,245	$23,488

8)    Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has noncontributory defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2010 and 2009 for the defined benefit plans consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$1,035	$922	$2,834	$3,032
Interest cost	3,576	3,184	9,935	9,810
Expected return on plan assets	(3,351)	(2,633)	(8,708)	(8,154)
Amortization of prior service cost	(66)	55	(203)	(85)
Amortization of net loss	1,524	695	2,949	2,188
Pension settlement charge	—	—	1,541	—
Net periodic pension expense	$2,718	$2,223	$8,348	$6,791

A former executive of the Company received a lump sum distribution during the nine months ended September 30, 2010. As a result of this distribution, the Company recorded a non-cash pension settlement charge of $1,541.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$21	$56	$129	$169
Interest cost	826	612	2,149	1,839
Net deferral and amortization	691	271	1,161	813
Postretirement benefit expense	$1,538	$939	$3,439	$2,821

The Company plans to contribute approximately $19,500 to the Company pension and health benefit plans in 2010.

9)    Income Taxes —

During the three and nine-month periods ended September 30, 2010 the Company realized net tax benefits of approximately $4,100 and $18,800, respectively, primarily related to deferred tax assets in the U.S. and Denmark offset by a corresponding reversal of the valuation allowances established against these tax benefits. The valuation allowances on the remaining net deferred tax assets in the U.S. and Denmark will remain until such time as the Company's analysis indicates a three-year cumulative profit or other positive evidence indicates that it is more likely than not that these deferred tax assets will be utilized in the future.

The Company recognized valuation allowances on deferred tax assets of approximately $28,500 and $109,200 for the three and nine months ended September 30, 2009, respectively.

10)    Sale of Business —

In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of this transaction occurred in the second quarter of 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed. In 2008 the machinery and inventory were written down to the level of proceeds expected to be received upon the transfer of the assets. Additional expenses of $66 and $5,635 were recognized during the three and nine months ended September 30, 2009, respectively. The expense in 2009 relates to the write-off of a customer relationship intangible asset, employee retention costs, and additional write-downs to machinery and inventory balances due to revisions of the sales agreement during the second quarter of 2009. During the nine months ended September 30, 2010 the Company recognized additional expense of $3,317 related to a write-down of carrying value of a building and an additional write-down of inventory. The inventory was held on consignment and the purchaser revised their estimates of future inventory purchases from the Company.

As part of the sales agreement the Company is receiving a commission payment based on the level of AC motor sales made by the purchaser. The Company recognized commission income of $220 and $653 in the three and nine months ended September 30, 2010, respectively, which is included in Other, net on the consolidated statement of operations. The impact of this sale is reported in the Controls segment.

The Company signed a sales agreement in September 2009 to sell the assets of its steering column business which was located in Kolding, Denmark. Expenses of $1,850 were recognized in the three and nine months ended September 30, 2009 and reported in the Work Function segment. The expense was recognized to write-down machinery and inventory carrying values to the expected proceeds from sale, which approximated fair value, and to recognize employee severance costs. The sale was completed in the fourth quarter of 2009.

11)    Impairment —

Goodwill is required to be tested for impairment annually and if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There were no triggering events in the nine months ended September 30, 2010 that required an analysis of goodwill or long-lived assets. In the first quarter of 2009 the Company considered the declines in market value which occurred during that period to represent a triggering event and therefore was required to analyze the fair value, compared to carrying value, of its reporting units at March 31, 2009. The Company determined that the implied fair value of goodwill in the valves reporting unit was less than its carrying value. A goodwill impairment charge of $50,841 was recorded in the three months ended March 31, 2009. There were no additional triggering events in the remainder of 2009 that required an analysis of goodwill or long-lived assets.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine-month periods ended September 30, 2010 and 2009:

Three months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2010
Net sales	$209,637	$94,142	$88,870	$—	$392,649

Segment income (loss)	44,733	9,950	13,742	(8,735)	59,690
Interest expense, net					(11,659)
Loss on early retirement of debt					(2,147)
Income before income taxes					45,884
Depreciation and amortization	11,944	6,466	4,721	487	23,618
Capital expenditures	3,373	620	650	229	4,872

September 30, 2009
Net sales	$129,468	$61,275	$62,331	$—	$253,074

Segment loss	(8,723)	(23,586)	(11,441)	(6,252)	(50,002)
Interest expense, net					(13,882)
Loss before income taxes					(63,884)
Depreciation and amortization	13,906	6,829	5,703	720	27,158
Capital expenditures	1,171	2,317	3,535	149	7,172

Nine months ended

	Propel	Work Function	Controls	Global Services	Total
September 30, 2010
Net sales	$665,346	$277,442	$268,857	$—	$1,211,645

Segment income (loss)	146,121	21,394	35,916	(25,445)	177,986
Interest expense, net					(43,001)
Loss on early retirement of debt					(2,421)
Income before income taxes					132,564
Depreciation and amortization	35,645	20,569	15,612	1,617	73,443
Capital expenditures	7,269	2,642	1,834	983	12,728

September 30, 2009
Net sales	$472,249	$207,115	$200,816	$—	$880,180

Segment income (loss)	10,345	(59,397)	(91,085)	(17,859)	(157,996)
Interest expense, net					(33,005)
Loss on early retirement of debt					(10,705)
Loss before income taxes					(201,706)
Depreciation and amortization	39,250	22,054	17,678	1,992	80,974
Capital expenditures	15,911	13,703	6,750	598	36,962

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2010	2009	2010	2009	2010	2009
United States	$135,730	$85,213	$464,506	$333,200	$112,441	$145,950
Germany	33,149	24,526	106,285	91,361	60,540	75,155
Italy	16,850	13,018	59,997	47,015	12,979	18,015
Denmark (3)	5,129	3,731	14,917	12,598	118,203	157,963
Other countries	201,791	126,586	565,940	396,006	182,212	222,769
Total	$392,649	$253,074	$1,211,645	$880,180	$486,375	$619,852
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

13)    Subsequent Events —

The Company has evaluated subsequent events to ensure that this Form 10-Q includes appropriate disclosure of events recognized in the financial statements as of September 30, 2010, and events that occurred subsequent to September 30, 2010 but were not recognized in the financial statements. The Company determined that there were no subsequent events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2010.

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
Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience may not be a good guide to anticipating actual future results. Risk factors affecting the Company's forward-looking statements include, but are not limited to, the following: general, worldwide economic conditions, including the relative strength or weakness of the commercial and public-sector construction markets, the level of interest rates, and crude oil prices; specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-reduction and productivity improvement efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company's majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company's ability to access the capital markets or traditional credit sources to supplement or replace the Company's borrowings from Danfoss A/S if the need should arise; the Company's ability over time to reduce the relative level of debt compared to equity on its balance sheet; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the recent credit crisis; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.
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

Executive Summary — Three Months Ended September 30, 2010

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's third quarter 2010 and 2009 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended September 30, 2009	Currency Fluctuation	Underlying Change	Three Months Ended September 30, 2010
Net sales	$253.1	$(9.9)	$149.4	$392.6
Gross profit	15.0	(5.6)	109.6	119.0
% of Sales	5.9%			30.3%

Selling, general and administrative	47.3	(2.1)	(2.4)	42.8
Research & development	14.1	(0.6)	(0.5)	13.0
Loss on sale of business and asset disposals	3.1	(0.4)	(1.2)	1.5
Total operating costs	64.5	(3.1)	(4.1)	57.3
Operating income (loss)	$(49.5)	$(2.5)	$113.7	$61.7
% of Sales	(19.6)%			15.7%

Net sales for the third quarter 2010 increased 59 percent over the third quarter 2009, excluding the effects of currency. Excluding the impacts of currency, sales increased 76 percent in Asia Pacific, 67 percent in the Americas, and 45 percent in Europe. Sales in the Propel segment were up 64 percent, followed by increases of 61 percent in the Work Function segment and 49 percent in the Controls segment.

Gross profit increased due to higher sales volumes, procurement savings of $3.8 million, reduced field-recall costs of $3.8 million, reduced inventory valuation allowances of $3.6 million, and reduced depreciation of $2.5 million. In 2009, gross profit was negatively impacted by severance costs of $3.7 million, as well as restructuring costs of $1.3 million related to the closure of the Lawrence, Kansas facility.

Included in 2009 operating costs were severance costs of $3.6 million, $1.2 million of expense due to an increase in allowance for uncollectible accounts receivable, a $1.9 million loss on sale of the steering column business in Kolding, Denmark, $0.4 million of expense due to the closure of the Hillsboro, Oregon location, $0.6 million of expense related to the exit from the electric drives business, and a loss on disposal of fixed assets of $1.6 million. The reduction in operating expenses related to these items in 2009 was partially offset in 2010 by incentive plan costs of $2.2 million, and a $1.0 million write-down of the building held for sale in Lawrence, Kansas.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$15.5	30%	$0.1	4%	$12.3	44%	$27.9	34%
Construction/Road Building	19.0	125	22.8	135	14.5	76	56.3	110
Specialty	9.0	122	(3.3)	(32)	12.4	31	18.1	32
Distribution	22.8	94	15.8	93	8.5	43	47.1	77

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in the Americas and Europe in the third quarter of 2010 compared to the same period in 2009, while sales in the Asia-Pacific region increased slightly. The agricultural market in the Americas was strong due to improved commodity prices, while sales in Brazil continue to benefit from a strong sugar-cane market. In Europe, sales growth is higher than the first six months of the year as many customers have ceased inventory reduction efforts and sales are more in line with market demand. Sales in the turf care market improved due to growing consumer confidence.

Construction/Road Building

The construction/road building markets experienced strong sales increases in all regions during the third quarter of 2010 compared to the third quarter of 2009. The Asia-Pacific region had the strongest sales growth at 135 percent, which was partially due to customers' inventory reduction efforts in 2009. Other factors driving the increased sales in the Asia-Pacific region included an expanding demand for transit mixers in China, while many customers in Japan have increased production from low levels in 2009. Sales in the Americas and Europe also showed strong improvement as customers are no longer working to reduce inventory levels and production is on pace with increasing demand. The construction market experienced greater sales growth than the road building market in the Americas as state and local governments continue to limit spending due to budget constraints.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Sales in the Americas increased significantly compared to the third quarter of 2009 due to an improved market for aerial lifts, while sales in Brazil benefited from the strong overall market. Sales in Europe increased due to the recovery of the forestry and mining markets, as well as increased demand for telehandlers and truck-mounted cranes. Sales in China continue to suffer from a saturated railway market.

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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended September 30, 2009	Currency Fluctuation	Underlying Change	Three Months Ended September 30, 2010
Net sales
Propel	$129.5	$(2.3)	$82.4	$209.6
Work Function	61.3	(4.7)	37.5	94.1
Controls	62.3	(2.9)	29.5	88.9

Segment income (loss)
Propel	$(8.7)	$(1.5)	$54.9	$44.7
Work Function	(23.6)	(1.0)	34.6	10.0
Controls	(11.4)	(0.9)	26.0	13.7
Global Services and other expenses, net	(6.3)	0.8	(3.2)	(8.7)

Propel Segment

The Propel segment experienced a 64 percent increase in sales, excluding the effects of currency fluctuations, during the third quarter 2010 compared to 2009. Segment income increased by $54.9 million during the quarter when compared to the same period in 2009. The Propel segment experienced a 22 percentage point increase in gross profit margin during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, mainly due to higher sales volume in relation to fixed production costs, procurement savings of $1.9 million, reduced depreciation of $2.6 million, and reduced inventory valuation allowances of $5.9 million. Also contributing to the increase in segment income was the fact that a loss on disposal of fixed assets of $1.4 million and $2.4 million of severance costs were recognized during the third quarter of 2009. The positive impact of increased sales and cost reductions in 2010 was partially offset by annual incentive plan costs of $0.4 million recognized during the third quarter of 2010.

Work Function Segment

Sales in the Work Function segment increased 61 percent during the third quarter of 2010 when compared with the same period in 2009, excluding the effects of currency fluctuations. Gross profit margin increased 40 percentage points during the three months ended September 30, 2010 compared to the same period in 2009, mainly due to higher sales volume in relation to fixed production costs. Segment income increased $34.6 million largely due to fixed cost reductions and efficiency gains, as well as a $0.9 million reduction in operating expenses. Also contributing to the increase in segment income was the fact that severance costs of $2.6 million and restructuring costs of $1.9 million related to the sale of the steering column business in Kolding, Denmark were recognized during the third quarter of 2009.

Controls Segment

Net sales in the Controls segment increased 47 percent during the third quarter of 2010 compared with the same period in 2009, excluding the effects of currency fluctuations. Sales increased 49 percent excluding the effects of both currency and the 2009 divestiture of the electric drives business. Segment income increased $26.0 million during the third quarter of 2010 primarily due to higher sales volume, reduced field-recall costs of $2.7 million, and a $5.0 million reduction in operating costs. Included in 2009 results were restructuring costs of $0.9 million related to the closure of the Hillsboro, Oregon facility and the exit from the electric drives business, as well as severance costs of $1.7 million related to employee headcount reductions.

Global Services and other expenses, net

Segment costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $3.2 million, excluding the impacts of currency. Contributing to the increase in costs was $1.2 million in incentive plan costs. In addition, the Company experienced a loss on foreign currency transactions of $2.5 million during the third quarter of 2010 compared to a gain of $0.7 million during the same period in 2009.

Income Taxes

The Company's effective tax rate was 18.8 percent for the third quarter of 2010. The usage of tax benefits related to net operating losses and the corresponding reversal of valuation allowances of $11.3 million positively impacted the effective tax rate for the third quarter of 2010. The third quarter effective tax rate was negatively impacted by an increase in valuation allowances of $7.2 million related to foreign tax credits that management cannot reach a more likely than not threshold that these foreign tax benefits can be utilized in the future. In comparison, the Company recorded $6.0 million of tax expense for the third quarter of 2009 recognizing tax expense on a pretax loss due to recording a $28.5 million valuation allowance on the net deferred tax assets in the U.S., Denmark, Italy and China. The Company's effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Nine Months Ended September 30, 2010

The following table summarizes the Company's results from operations, separately identifying the impact of currency fluctuations for the nine months ended September 30, 2010 and 2009. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine Months Ended September 30, 2009	Currency Fluctuation	Underlying Change	Nine Months Ended September 30, 2010
Net sales	$880.2	$2.3	$329.1	$1,211.6
Gross profit	103.8	(1.9)	261.7	363.6
% of Sales	11.8%			30.0%

Selling, general and administrative	155.0	2.9	(12.0)	145.9
Research & development	45.9	(0.3)	(8.0)	37.6
Impairment charge	50.8	—	(50.8)	—
Loss on sale of business and asset disposals	11.7	(0.3)	(7.6)	3.8
Total operating costs	263.4	2.3	(78.4)	187.3
Operating income (loss)	$(159.6)	$(4.2)	$340.1	$176.3
% of Sales	(18.1)%			14.6%

Net sales for the nine months ended September 30, 2010 increased 37 percent over the nine months ended September 30, 2009, excluding the effects of currency, and 38 percent excluding the effects of currency and the 2009 divestiture of the electric drives business. Excluding the impacts of currency and divestitures, sales increased 57 percent in Asia Pacific, 44 percent in the Americas, and 26 percent in Europe. Sales in the Propel segment were up 41 percent, followed by increases of 37 percent in the Controls segment and 35 percent in the Work Function segment.

Gross profit increased due to higher sales volumes, procurement savings of $13.8 million, fixed cost reductions of $13.9 million, and reduced depreciation of $3.8 million. In 2009 gross profit was negatively impacted by severance costs of $12.4 million and restructuring charges of $2.7 million related to the closure of the Hillsboro and Lawrence locations. Partially offsetting the positive impact of increased sales and cost reductions in 2010 were additional restructuring costs of $3.1 million related to the closure of the Lawrence facility.

Operating costs decreased from 2009 when the Company incurred a goodwill impairment charge of $50.8 million, severance costs of $12.8 million due to headcount reductions, a $5.6 million loss on sale of the alternating current (AC) motor business, a $1.9 million loss on sale of the steering column business in Kolding, Denmark, restructuring costs of $4.5 million in operating costs related to the closure of the Hillsboro location and the exit from the electric drives business, and a $2.5 million loss on disposal of fixed assets. In addition, in 2010 the Company recognized a $1.1 million gain on the sale of equipment. The reduction in operating expenses related to these items in 2009 was partially offset in 2010 by a $1.5 million pension settlement with a former executive, $3.4 million in costs related to a stock tender offer initiated by Danfoss Acquisition, Inc., $11.7 million in incentive plan costs, additional costs of $3.3 million related to the exit from the AC motor product line, and $1.7 million of additional restructuring costs related to the closure of the Lawrence facility.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$50.6	23%	$(0.4)	(4)%	$12.6	10%	$62.8	18%
Construction/Road Building	48.2	115	56.6	137	43.2	78	148.0	107
Specialty	18.8	73	(14.4)	(46)	20.7	15	25.1	13
Distribution	42.8	52	31.7	65	18.7	31	93.2	49

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in the Americas and Europe during the nine months ended September 30, 2010, while sales in the Asia-Pacific region experienced a slight decrease compared to the same period in 2009. The agricultural market in the Americas showed improvement due to improving commodity prices, while sales in Brazil benefited from a strong sugar-cane market. In Europe, many customers have ceased inventory reduction efforts and sales are more in line with market demand. The strong demand for tractors with hydraulic steering in India, which is reported as part of Europe, has contributed to the sales growth in the European market. Sales in the turf care market improved due to growing consumer confidence.

Construction/Road Building

The construction/road building markets experienced strong sales increases in all regions during the nine months ended September 30, 2010 compared to the same period in 2009. The Asia-Pacific region had the strongest sales growth at 137 percent, largely due to customers' inventory reduction efforts in 2009. Other factors driving the strong sales in the Asia-Pacific region included an expanding demand for transit mixers in China, as well as favorable road building markets and increased demand for rollers. Sales in the Americas and Europe also showed strong improvement as customers are no longer working to reduce inventory levels and equipment production corresponds with increased demand.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Sales in the Americas benefited from an increased demand for aerial lifts and a strong overall market in Brazil. Sales in Europe increased due to the recovery of the forestry and mining markets, as well as increased demand for telehandlers and truck-mounted cranes. Sales in China continue to suffer from a saturated railway market.

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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Nine Months Ended September 30, 2009	Currency Fluctuation	Underlying Change	Nine Months Ended September 30, 2010
Net sales
Propel	$472.2	$0.9	$192.2	$665.3
Work Function	207.1	(1.2)	71.5	277.4
Controls	200.8	2.6	65.5	268.9

Segment income (loss)
Propel	$10.3	$(1.1)	$136.9	$146.1
Work Function	(59.4)	—	80.8	21.4
Controls	(91.1)	(0.3)	127.3	35.9
Global Services and other expenses, net	(17.9)	0.9	(8.4)	(25.4)

Propel Segment

Sales in the Propel segment increased 41 percent during the nine months ended September 30, 2010 compared to the same period in 2009, excluding the effects of currency fluctuations. Segment income increased significantly due to a 17 percentage point increase in gross profit margin during the nine months ended September 30, 2010 compared to the same period in 2009, mainly due to higher sales volume in relation to fixed production costs, as well as procurement savings of $7.5 million, reduced inventory valuation allowances of $7.4 million, and fixed cost reductions of $5.5 million. Also contributing to the increase in segment income was a reduction in operating expenses of $3.8 million, as well as a $0.3 million gain on sale of equipment. In 2009 the Propel segment incurred a loss on sale of equipment of $2.1 million. Operating expenses decreased in part due to $12.7 million of severance costs recognized during the nine months ended September 30, 2009, partially offset by annual incentive plan costs of $3.0 million recognized during the nine months ended September 30, 2010.

Work Function Segment

Sales in the Work Function segment increased 35 percent during the nine months ended September 30, 2010 when compared with the same period in 2009, excluding the effects of currency fluctuations. Gross profit margin increased 30 percentage points during the nine months ended September 30, 2010 compared to the same period in 2009, mainly due to higher sales volume in relation to fixed production costs. Segment income increased $80.8 million due to fixed cost reductions and efficiency gains, as well as a $5.1 million reduction in operating expenses. In 2009 the Company recognized restructuring costs of $3.2 million related to the sale of the steering column business in Kolding, Denmark and the closure of the Lawrence, Kansas location, as well as severance costs of $5.0 million related to headcount reductions. Partially offsetting the positive impact of increased sales and cost reductions in 2010 were restructuring costs of $4.9 million related to the closure of the Lawrence location, as well as annual incentive plan costs of $1.4 million.

Controls Segment

Net sales in the Controls segment increased 33 percent during the nine months ended September 30, 2010 compared with the same period in 2009, excluding the effects of currency fluctuations. Sales increased 37 percent excluding the effects of both currency and the 2009 divestiture of the electric drives business. Segment income increased $127.3 million during the nine months ended September 30, 2010 due to higher sales volume and cost reductions, as well as a goodwill impairment charge of $50.8 million related to the valves reporting unit that was recognized during the same period in 2009. In addition, costs of $5.6 million related to the sale of the alternating current (AC) product line, restructuring costs of $5.9 million related to the closure of the Hillsboro, Oregon facility and the exit of the electric drives business, and severance costs of $5.1 million were recognized in 2009. Partially offsetting the reduced costs related to these items in 2010 were restructuring costs of $3.3 million related to the exit from the electric drives business and annual incentive plan costs of $2.0 million.

Global Services and other expenses, net

Global services and other expenses increased $8.4 million, excluding the impacts of currency, due to costs of $1.5 million related to a pension settlement with a former executive, $3.4 million in costs related to a stock tender offer initiated by Danfoss Acquisition, Inc., and $5.3 million in incentive plan costs. Also contributing to the increase was a reduction in gain on foreign currency transactions of $2.5 million during the nine months ended September 30, 2010 compared to the same period in 2009. Partially offsetting the negative impact of these items was the fact that there was $2.4 million of severance costs incurred in the nine months ended September 30, 2009.

Income Taxes

The Company's effective tax rate for the first nine months of 2010 was 14.5 percent. The usage of tax benefits related to net operating losses and the corresponding reversal of valuation allowances of $26.0 million positively impacted the effective tax rate for the first nine months of 2010. The effective tax rate for the first nine months of 2010 was negatively impacted by an increase in the valuation allowances of $7.2 million related to foreign tax credits that management cannot reach a more likely than not threshold that these foreign tax credits can be utilized in the future. In comparison, the Company recorded $59.2 million of tax expense for the first nine months of 2009 recognizing tax expense on a pretax loss due to recording a $109.2 million valuation allowance against the net deferred tax assets in the U.S., Denmark, Italy and China. The effective tax rate for the first nine months of 2009 was also negatively impacted by a non-deductible goodwill impairment of $50.8 million. The Company's effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Order Backlog

The following table shows the Company's order backlog at September 30, 2010 and 2009 and orders written in the nine-month periods ended September 30, 2010 and 2009, separately identifying the impact of currency fluctuations.

(in millions)	2009	Currency Fluctuation	Underlying Change	2010
Backlog at September 30	$470.4	$(11.6)	$211.1	$669.9
Orders written	598.7	3.3	776.4	1,378.4

Total order backlog at September 30, 2010 was $669.9 million, compared to $470.4 million at September 30, 2009. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 45 percent. Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the nine-month period ended September 30, 2010 were $1,378.4 million, an increase of 130 percent compared to 2009, excluding the impact of currency fluctuations. The increase in backlog and order entry is due to the global economic recovery, as well as customers' inventory reduction efforts in 2009.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related income of $0.4 million was recognized during the nine-month period ended September 30, 2010, compared to income of $2.9 million for the same period in 2009.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar strengthened compared to other currencies between December 31, 2009 and September 30, 2010. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at September 30, 2010 was a net liability of $0.3 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been cash flow from operations and from its credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and permits the Company to borrow up to approximately $500 million. The Danfoss Agreement provides a term loan of approximately $200 million ($140 million and 45 million euro) that will mature in September 2015, as well as a revolving credit facility that permits borrowings of approximately $300 million ($180 million and 90 million euro) through September 2013. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

Cash Flow from Operations

Cash provided by operations was $188.0 million million during the nine months ended September 30, 2010 compared to $75.6 million for the nine months ended September 30, 2009. The increase was primarily due to the increase in net income, as well as a $53.2 million increase in accounts payable balances as result of increased purchases to meet product demand. Operating cash flow was negatively impacted by a $64.4 million increase in accounts receivable balances due to higher sales volume.

Cash Used in Investing Activities

Capital expenditures in the nine months ended September 30, 2010 were $12.7 million compared to $37.0 million in the nine months ended September 30, 2009. The decrease in 2010 is the result of management's focus on conserving cash in light of the recent global economic downturn.

Cash Used in Financing Activities

Net repayment of borrowings used approximately $145.0 million of cash in the nine months ended September 30, 2010, while net borrowings provided $36.7 million during the nine months ended September 30, 2009. The Company paid $4.2 million and $8.6 million in debt origination fees related to the Danfoss Credit Agreements entered during the nine months ended September 30, 2010 and 2009, respectively. The Company also paid $1.7 million and $10.1 million in debt extinguishment costs during the first nine months of 2010 and 2009, respectively. The Company paid fourth quarter dividends of $8.7 million in the first quarter of 2009, while no dividends were paid in 2010.

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

Outlook

Improved market conditions are expected to result in 2010 sales levels that are 35 to 40 percent higher than sales in 2009. Management continues to focus on maintaining reduced cost levels from the actions taken in 2009 and generating cash while responding to increased market demand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the cash tender offer by Danfoss Acquisition Inc. (Danfoss Acquisition), a wholly owned subsidiary of Danfoss A/S (Danfoss), to purchase all of the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss (the Tender Offer). Three of the Lawsuits were filed on December 23, 2009, two in the Court of Chancery of the State of Delaware by Kenneth R. Loiselle and Laurie Forrest, respectively, and the other (the Freise Lawsuit) in the Iowa District Court for Story County by John and Michelle Freise. The two Delaware lawsuits were consolidated into a single proceeding (the Delaware Lawsuit). The fourth Lawsuit was filed on February 10, 2010, in the Iowa District Court for Story County by Scott Crouthamel. The Tender Offer expired on April 29, 2010. Because a condition of the Tender Offer was not satisfied, no shares were purchased thereunder. All of the Lawsuits have been dismissed without prejudice. The plaintiffs in the Delaware Lawsuit and the Freise Lawsuit have applied to the Delaware court for an award of approximately $0.8 million in legal fees. The Company believes that this fee request is unwarranted and intends to vigorously oppose it.

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

10.1
The Amended and Restated Credit Agreement dated as of September 7, 2010 by and between Danfoss A/S and the Company is attached as Exhibit 10.1 to the Company's Form 8-K filed on September 9, 2010, and is incorporated herein by reference.

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

Date: November 4, 2010