Form 10-K
period 2010-12-31
SAUER DANFOSS INC
filed 2011-03-03
CIK 865754

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒
         The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2010 was $141,069,244. (The registrant does not have any other authorized common equity.)
         As of March 1, 2011 there were 48,413,316 shares of common stock, $0.01 par value, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement for the annual meeting of stockholders to be held June 17, 2011 are incorporated by reference into Part III.

PART I

Item 1.    Business.

(a)	General Development of Business
Sauer-Danfoss Inc. (the Company), a U.S. Delaware corporation, and its predecessor organizations have been active in the mobile hydraulics industry since the 1960s. Sauer-Danfoss is a global leader in the development, manufacture, and marketing of advanced systems for the distribution and control of power in mobile equipment. The Company designs, manufactures, and markets hydraulic, electronic, and mechanical components, as well as software and integrated systems that generate, transmit, and control power in mobile equipment. Principal products are hydrostatic transmissions, open circuit piston pumps, open circuit gear pumps and motors, low speed high torque motors, steering units, microprocessor controls, electrohydraulics, and control valves. The Company sells its products to original equipment manufacturers (OEMs) of highly engineered, off-road vehicles who use Sauer-Danfoss products to provide the hydraulic and electronic power for the propel, work, and control functions of their vehicles. The Company's products are sold primarily to the agriculture, construction, road building, turf care, material handling, and specialty vehicle markets. The Company conducts its business globally under the Sauer-Danfoss name.
On December 22, 2009 Danfoss A/S, the majority stockholder of the Company, issued a press release announcing its intention, through its wholly owned subsidiary, Danfoss Acquisition, Inc., to commence a cash tender offer to be followed (in certain circumstances) by a statutory merger for the purpose of acquiring all the outstanding shares of Company common stock not already owned, directly or indirectly, by Danfoss A/S for a price of $10.10 per share. On March 9, 2010 Danfoss A/S announced it would be launching the tender offer on March 10 for a price of $13.25 per share. On March 19, 2010 the Special Committee of the Sauer-Danfoss Board of Directors announced its recommendation that the stockholders of the Company accept the cash tender offer of $13.25 per share and tender their shares pursuant to the offer. On April 9, 2010 Danfoss A/S announced that it had increased its cash offer price to $14.00 per share. On April 16, 2010 the Special Committee requested the Company's management to prepare updated financial projections covering 2010 through 2012 so that it could use this information in analyzing the increased offer of $14.00 per share by Danfoss A/S. On April 23, 2010 the Special Committee recommended that stockholders reject Danfoss' $14.00 per share offer and withdrew its earlier recommendation of Danfoss' previous $13.25 per share offer. On April 30, 2010 Danfoss A/S announced that their $14.00 per share cash tender offer for outstanding shares of Sauer-Danfoss Inc. expired at midnight on April 29, 2010 without acceptance of the tendered shares, due to the minimum tender condition not being satisfied.

(b)	Financial Information About Segments
The Company reports its operating segments based on its product lines of Propel, Work Function, Controls and Stand-Alone Businesses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include hydrostatic steering units, geroller and gerotor motors used for both propel and work functions, as well as gear pumps and motors that transmit power for the work functions of the vehicle. Products in the Controls segment include electrohydraulic controls, microprocessors, and proportional valves that control and direct the power of a vehicle. Products in the Stand-Alone Businesses include cartridge valves and hydraulic integrated circuits (HICs), open circuit gear pumps and motors, directional control valves, inverters, light power hydrostatic transmissions, gear reduction drives, piston pumps and wheel motors. Information about the Company's reportable segments defined by product lines is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-31 through F-34 of this report and is incorporated herein by reference.

(c)	Description of Business
Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's segments and geographic regions is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-31 through F-34, and is incorporated herein by reference. No individual customer accounted for 10 percent or more of the Company's total net sales in 2010, 2009, or 2008.

Propel Segment
Hydrostatic Transmissions
Sauer-Danfoss designs, manufactures, and markets a range of closed circuit axial and bent axis piston hydrostatic transmissions for the propulsion of mobile equipment in the Americas, Europe, and the Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction, road building, specialty, and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment. The Company manufactures these hydrostatic transmissions at its facilities in Ames, Iowa; Freeport, Illinois; Neumünster, Germany; Dubnica nad Váhom, Slovakia; Povazská Bystrica, Slovakia; Shanghai, China; and Osaka, Japan.
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
Work Function Segment
Low Speed High Torque Motors
Sauer-Danfoss designs, manufactures, and markets a complete line of geroller and gerotor motors used for both propel and work functions in all served markets. These motors are manufactured at the Company's Ames, Iowa; Nordborg, Denmark; and Bielany Wroclawskie, Poland facilities.
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
Controls Segment
Electronic Components
Sauer-Danfoss designs, manufactures and markets a portfolio of electronic controls, including microprocessor-based controllers, intelligent displays, joysticks and electronic sensors through its electronic and mechatronic operations in Minneapolis, Minnesota; Älmhult, Sweden; Neumünster, Germany; and Nordborg, Denmark. The software to integrate all these components into systems is also developed by Sauer-Danfoss and licensed to customers to let them develop their own solutions in an easy-to-use, graphical environment. Electronic controls and software are used by OEMs to network hydrostatic transmissions and work function hydraulics of mobile equipment into comfortable, safe and efficient systems.
Proportional Valves Group (PVG)
Sauer-Danfoss designs, manufactures and markets a variety of proportional valves to meet its customers' needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to simpler mechanically actuated valves for construction equipment. These products are manufactured in facilities located in Povazská Bystrica, Slovakia; Nordborg, Denmark; and Easley, South Carolina.
Stand-Alone Businesses Segment
Open Circuit Gear Pumps and Motors
Sauer-Danfoss designs, manufactures, and markets a broad range of high-performance standard gear pumps and motors under the brand “TurollaOCG.” Gear pumps and motors are the most widely used type of mobile hydraulic pumps and motors in the industry. The Company manufactures gear pumps and motors at its Bologna, Italy; Ames, Iowa; and Povazská Bystrica, Slovakia facilities.

Cartridge Valves and HICs
Sauer Danfoss designs, manufactures and markets a broad portfolio of cartridge valves to meet its customers' needs for power control under the brand “Comatrol.” The business works directly with its customers in designing and manufacturing custom HICs that combine multiple cartridge valves into a complete hydraulic control solution to regulate speed, control direction and modulate force. These valves range from very simple, low-cost mechanical cartridges used on compact utility tractors, to complex electrohydraulically actuated valves for complex applications such as forestry and agricultural harvesting equipment. The Company manufactures cartridge valves and HICs in facilities located in Reggio Emilia, Italy; Easley, South Carolina; and Shanghai, China.
Directional Control Valves
Sauer-Danfoss designs, manufactures and markets directional control valves for compact utility tractors, construction equipment, material handling and mobile equipment in general. These products are manufactured in facilities located in Caxias do Sul, Brazil; and Pune, India.
Inverters
Sauer-Danfoss designs, manufactures and markets a broad range of high-performance inverters for mobile applications under the brand "Schwarzmüller Inverter." Inverters are used to drive alternating current (AC) motors and transform electrical power from a battery to mechanical power. Typical applications are traction, steering and hydraulic pump systems in material handling vehicles and other battery powered / electrical hybrid applications. The advantage of inverter driven AC-systems compared to hydraulic solutions is the high degree of control and efficiency. These products are designed at the Company's facility in Kaiserslautern, Germany and manufactured in Almhült, Sweden and by contractors in Germany.
Light Duty Hydrostatic Transmissions
Sauer-Danfoss designs, manufactures and markets high-performance light duty hydrostatic transmissions, gear reduction drives, piston pumps, and wheel motors for both the consumer and commercial markets in the lawn and garden industry under the brand "Hydro-Gear." These products are manufactured at its facilities in Sullivan, Illinois and Princeton, Kentucky.
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

Sauer-Danfoss operates 19 manufacturing facilities in the Americas, Europe, and the Asia-Pacific region. The Company's decentralized manufacturing capabilities allow it to adapt its products to local market needs and to provide flexibility to meet customer delivery requirements. The Company sells and distributes its products directly to large OEMs and serves smaller OEMs through Company-owned sales companies or independent distributors.
In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years, from the date of first use or from the date of original shipment of the product from Sauer-Danfoss. The Company's warranty expense has been two percent or less of net sales in each of the past three years.
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
The Company does not accept orders subject to late delivery penalties. On occasion, the Company sells its products to government agencies, including products used for military applications, but it does not design its products to meet specific government standards and usually only enters into contracts for the supply of commercial products. There are no government contracts of material value to the Company.
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
Patents, Trademarks, and Licenses
The Company owns or licenses rights to 525 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.
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
Seasonality
Seasonal patterns in retail demand for agricultural, construction, road building, and turf care equipment sold by the Company's customers result in variations in the volume and mix of products sold by the Company during various times of the year. Historically, the Company has higher sales levels in the first half of the year, although this was not the case in 2010. Seasonal demand must be estimated in advance, and products must be manufactured in anticipation of such demand in order to achieve efficient utilization of labor and production resources.
Working Capital
The Company has historically funded its working capital requirements through cash flow from operations and its various credit facilities. As described in Note 8 in the Notes to the Consolidated Financial Statements on page F-16 through F-17 of this report, the Company has a credit facility in place which allows it to borrow up to $500 million from Danfoss A/S, the Company's majority shareholder. The Company is reliant on Danfoss A/S as its primary external source of working capital financing.

Backlog
At December 31, 2010 the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2011) was $814 million, an increase of 63 percent from December 31, 2009, excluding the impact of currency fluctuation. Historically, backlog comparisons have been a good indicator of the Company's future business level, but the value of those comparisons depends on the degree to which customer ordering behavior remains constant from year to year. Customers can increase, cancel, or reschedule orders, so some customers place orders in excess of their actual needs in order to ensure that adequate quantities will be available. In such a case, the customer may ultimately cancel a portion of its order.
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
Propel Segment
The closed circuit hydrostatic transmission market is highly concentrated and intensely competitive. There are a small number of manufacturers of hydrostatic transmissions with which the Company competes worldwide that are not captive suppliers of OEMs. These include Bosch Rexroth AG, Eaton Corporation, and Linde AG. In addition, the Company competes with alternative products, such as mechanical transmissions, of other manufacturers.
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
Work Function Segment
Low speed high torque motors (LSHT) and hydrostatic steering units are provided to the market from more than ten competitors, the major ones being Eaton Corporation, Zhenjiang Hydraulic Components Manufacturing Co., Ltd., White Drive Products, Parker-Hannifin Corporation, Ognibene S.p.A., Bosh Rexroth AG and M+S Hydraulic. Sauer-Danfoss believes it occupies the number two position in the global market for LSHT. The Company believes it has the largest European market share for steering units. As steering systems' technical demands grow, Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market.
Controls Segment
In the electronic components market, which covers both propulsion and work function, there are only a few global competitors providing both the hydraulic and electronic elements of the system. The main competition comes from major OEMs, who produce electronic controls for their own use, or niche competitors who focus on a specific market segment, region, or technology. The Company believes it is well positioned to establish itself as a technology leader, as there is no clearly established technology in this sector that is deemed to be an industry standard. It also believes it will experience higher than average market growth levels as a result of the industry applying more electronics to meet the needs of new safety and emissions regulations.
The proportional valves group marketplace is fragmented among a number of suppliers, most of which are focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of proportional valves to meet the specific needs of its customers. Competitors who provide partial lines include HAWE Hydraulics, Bucher Hydraulics, HUSCO International, and Walvoil S.p.A., plus many others. Full-line global proportional valves competitors are limited to Parker-Hannifin Corporation, Bosch Rexroth AG, and Eaton Corporation. Sauer-Danfoss believes growth in this market will be higher than average market levels related to its new product introductions and the implementation of new emissions regulations.
Stand-Alone Businesses Segment
The open circuit gear pumps and motors market is fragmented among a large number of suppliers of all types of products and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker-Hannifin Corporation, Casappa S.p.A. and Haldex, and in Japan, Shimadzu Corporation. The supply of standard gear pumps and motors is particularly fragmented among more than 50 companies worldwide. Most of these competitors have a limited product range and operate in a limited geographic market.

The control valves marketplace is fragmented among a large number of suppliers, most of which are focused on limited valve types or flow ranges. Sauer-Danfoss provides a comprehensive line of HICs, cartridge and directional control valves to meet the specific needs of its customers. Competitors who provide partial lines include HydraForce, HUSCO International, Sun Hydraulics Corporation, and Walvoil S.p.A., plus many others. Complete global control valve line competitors are limited to Parker-Hannifin Corporation, Bosch Rexroth AG, and Eaton Corporation.
The inverters market is dominated by Zapi. Other relevant competitors are Curtis and Danaher, while the biggest vehicle manufacturers in the material handling market such as Kion and Jungheinrich design and produce their own inverters. Sauer-Danfoss' unique selling point is the full graphical programmability of its inverters which gives distributors and customers a high flexibility to design their own applications and opens new distribution channels and markets.
The hydrostatic drive systems market for the lawn and garden industry is highly concentrated and intensely competitive. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers. With respect to global supply of small-sized hydrostatic transmissions, the Company believes it is the world leader in terms of product range and market share.
Research and Development
The Company's research and development expenditures during 2010, 2009, and 2008 were $51.6 million, $61.4 million, and $82.9 million, respectively.
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
Employees
As of December 31, 2010, 2009, and 2008 the Company had approximately 6,000, 6,100, and 9,600 employees, respectively. Of its full-time employees at December 31, 2010, approximately 1,900 were located in the Americas with the remainder located in Europe and the Asia-Pacific region. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.
Financial Information about Geographic Areas
Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-31 through F-34 of this report, and is incorporated herein by reference.
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

Worldwide Economic Conditions
The worldwide economy, which faced significant disruptions and widespread recession during 2008 and 2009, showed signs of improvement in 2010. The Company's sales growth over the course of 2010 was aided by these improving conditions. It remains impossible to forecast, however, whether the worldwide economy will continue to improve during 2011 or may slip back into a recessionary state. Economic indicators are, at best, mixed on both global and regional levels. If the worldwide economy indeed declines, or if its rate of improvement slows, during 2011, the effects on the Company's business, financial condition, and results of operations could be material and adverse.
The economic downturn that, in 2008 and 2009, adversely affected the Company in a number of ways, should be viewed as a cautionary sign for the future. If the global economy were to experience another downturn, the Company's performance and financial condition could suffer as it did during those years.
One feature of the recession of 2008 and 2009 that had a particularly significant impact on the Company was the extreme contraction of credit markets. Although there are some signs that global credit markets are becoming somewhat more accessible, continued tight credit markets could have a material impact on the Company's customers and suppliers and their ability to finance their operations, which could result in a decrease in, or deferral of, orders for the Company's products or an increase in the Company's cost of production. Depressed demand for the Company's products could result in decreased revenues, profitability and cash flows and could impair the Company's ability to maintain operations and fund obligations to others.
Another feature of the recent worldwide recession that had a material impact on the Company's business was the response of central banking authorities and national governments to the economic crisis. Whether or not the global economy continues to show signs of improvement, changes in U.S., European, and other nations' fiscal and monetary policies and laws affecting banking, liquidity, exchange rates, taxes, and governmental spending levels may have a material and adverse effect on the Company's business, financial condition, and results of operations.
Avoidance of Credit Default; Dependence on Affiliate Borrowing
The Company has a Credit Agreement with Danfoss A/S, the Company's majority stockholder, under which the Company may borrow up to approximately $500 million. The Credit Agreement consists of a revolving credit facility that matures in September 2013 and two term loans that require repayment in September 2015. In borrowing funds from Danfoss A/S, the Company is dependent on Danfoss A/S for the Company's working capital and other funding needs. If Danfoss A/S were unable to borrow or otherwise generate sufficient funds to meet the Company's borrowing requirements or were to become unwilling to continue lending to the Company on reasonable terms, the Company has the right to seek alternative financing sources. If such alternative funding were not available on reasonable terms, the Company's business, results of operations, and financial position could be adversely affected.
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
International Operations
The Company depends on the strength of the economies in various parts of the world, particularly in the U.S., Europe, and the Asia-Pacific region. As a result of this worldwide exposure, net revenue and profitability may be harmed as a result of economic conditions in the major markets in which the Company operates, including, but not limited to, recessions, inflation and deflation, general weakness in the agriculture, construction and specialty markets, changes in governmental laws and policies, government embargoes or foreign trade restrictions, duties and tariffs, import and export controls, and changes in consumer purchasing power.
Technology Change
The hydraulic industry and markets for component parts of mobile hydraulics are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. Although the Company believes that it has the technological capabilities to remain competitive, technological advances or developments by competitors or others could result in the Company needing to make significant capital expenditures in order to remain competitive and to avoid material adverse effects on its business, financial condition and results of operations.

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
Raw Material Availability
The Company purchases raw materials and component parts from suppliers to be used in the manufacture of products. During the worldwide economic recession, many of the Company's raw material suppliers reduced their output. As the worldwide market has begun to improve in recent months, suppliers have increased production. In the event of a short-term substantial increase in demand, the Company may experience price increases and difficulties in purchasing raw materials.
Pricing and Competitive Pressures from OEM Customers
A majority of the Company's sales are directly to OEM customers. OEM customers continue to use their positions as volume purchasers in the mobile hydraulics market to obtain preferential pricing and to obtain substantial quality assurance protection from the Company and other suppliers.
Currency Exchange Rates
The Company has a number of manufacturing sites throughout the world and sells products in several countries other than those where the product is manufactured. As a result, the Company has exposure to changing exchange rates between the various currencies in its customers' countries and the currencies in which the Company's manufacturing facilities are located. The Company's most significant foreign currency exposures are the euro, Japanese yen, Brazilian real, Polish zloty, British pound, Chinese yuan and Danish kroner. Exchange rate fluctuations between these currencies and against the U.S. dollar or euro could adversely affect the Company's results of operations. The Company enters into forward contracts to reduce the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location.
Cyclicality: Risks Associated with General Economic Conditions
The capital goods industry in general, and the mobile hydraulics industry in particular, are subject to economic cycles. Cyclical downturns had a material adverse effect on the demand for the Company's products in recent years. Future cyclical downturns may negatively impact the Company's business, financial condition, and results of operations. Demand for the Company's products is dependent upon the general condition of the off-highway mobile equipment industry which may be affected by numerous factors, including levels of construction activity, weather conditions, interest rates and access to financing. The Company's results of operations are also subject to price competition and the cost of supplies and labor, both of which are affected by general economic conditions. The Company derives substantial sales from cyclical industries, including the turf care, material handling, construction and agricultural equipment industries.
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
Catastrophic Events
Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt the Company's operations, disrupt the operations of suppliers or customers, or result in political or economic instability. These events could reduce demand for hydraulic and electronic products and make it difficult or impossible for the Company to manufacture products, deliver products to customers, or to receive products from suppliers.
The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting the Company or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that are currently believed to be immaterial also may adversely impact the Company's business. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on the Company's business, financial condition, and results of operations.

Item 2.    Properties.
Sauer-Danfoss Inc. conducts its manufacturing operations at 19 locations; six in the United States, two each in Slovakia, Poland and Italy, and one each in Brazil, China, Denmark, Germany, India, Japan, and Sweden. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel, Work Function and Stand-Alone Businesses	359,100	Owned
Sullivan, Illinois	Stand-Alone Businesses	205,000	Owned
Freeport, Illinois	Propel	197,000	Owned
Easley, South Carolina	Controls and Stand-Alone Businesses	184,000	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Stand-Alone Businesses	68,000	Owned
South America
Caxias do Sul, Brazil	Stand-Alone Businesses	90,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	734,200	Leased
Neumünster, Germany	Propel and Controls	421,500	Owned
Povazská Bystrica, Slovakia	Propel, Controls and Stand-Alone Businesses	386,900	Owned
Dubnica nad Váhom, Slovakia	Propel	249,700	Owned
Bielany Wroclawskie, Poland	Work Function	223,000	Leased
Wroclaw, Poland	Work Function	126,000	Owned
Bologna, Italy	Stand-Alone Businesses	85,000	Owned
Reggio Emilia, Italy	Stand-Alone Businesses	76,500	Leased
Älmhult, Sweden	Controls and Stand-Alone Businesses	50,000	Leased
India
Pune, India	Work Function and Stand-Alone Businesses	63,600	Owned
Asia
Shanghai, China	Propel and Stand-Alone Businesses	105,000	Leased
Osaka, Japan	Propel	120,000	Leased
Total		3,819,500

Item 3.    Legal Proceedings.
The Company was named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the proposal by Danfoss Acquisition Inc., a wholly owned subsidiary of Danfoss A/S (Danfoss), to make a tender offer to purchase all of the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss (Proposed Tender Offer). When the Proposed Tender Offer was not consummated, the Lawsuits were dismissed as moot. The only remaining issue is resolution of the application by certain plaintiffs in the Delaware Chancery Court for attorneys' fees and expenses in the amount of $0.8 million. The Company is vigorously opposing the plaintiffs' application and a ruling by the Court is expected in the next several months. It is not possible at this time to predict the amount, if any, of legal fees and expenses that might be awarded.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Sven Ruder(1)	54	President and Chief Executive Officer	2009
Jesper V. Christensen(2)	41	Executive Vice President and Chief Financial Officer, Treasurer	2009
C. Kells Hall(3)	62	Executive Vice President and President Propel Division	2009
Wolfgang Schramm(4)	56	Executive Vice President and President Controls Division	2007
Marc A. Weston(5)	42	Executive Vice President and Chief Marketing Officer	2010
Anne Wilkinson(3)	45	Executive Vice President - Human Resources	2010
Kenneth D. McCuskey(3)	56	Vice President and Chief Accounting Officer, Secretary	2000

(1)	Prior to joining the Company, Mr. Ruder was employed as President of the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(2)	Prior to joining the Company, Mr. Christensen was employed as Vice President, Finance, IT & HR in the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(3)	These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(4)	Prior to joining the Company, Mr. Schramm was employed by Visteon Corporation as Executive Director Advanced Technology.

(5)	Prior to joining the Company, Mr. Weston was employed by The Timken Company as Vice President Strategic Planning.

Item 4.    Reserved

PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.
Market and Dividend Information
The Company's Common Stock is traded on the New York Stock Exchange. As of March 1, 2011 there were 163 stockholders of record.
The Company historically paid a quarterly dividend. Quarterly dividends are subject to Board of Directors approval. On March 13, 2009 the Board of Directors voted to suspend the Company's quarterly dividend indefinitely, beginning with the dividend that would ordinarily have been declared during the first quarter of 2009. The Board of Directors reevaluates the payment of dividends on an ongoing basis.
The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2009, and the quarterly cash dividends declared in 2010 and 2009:

	1st	2nd	3rd	4th	Full Year
2010
High	$13.30	$18.24	$21.68	$32.88	$32.88
Low	$11.10	$12.16	$11.22	$20.58	$11.10
Dividends	$—	$—	$—	$—	$—
2009
High	$10.13	$7.08	$8.19	$12.68	$12.68
Low	$2.43	$2.37	$4.50	$6.71	$2.37
Dividends	$—	$—	$—	$—	$—

Performance Graph
The following graph shows a comparison of the cumulative total returns from December 31, 2005 to December 31, 2010, for the Company, the Russell 2000 Index, the Morningstar Diversified Industrials Index ("Morningstar Group Index"), and the Hemscott, Inc.—Diversified Machinery Index ("Hemscott Group Index"). This year the Morningstar Diversified Industrials Index has been included because the Company was notified that the index used in prior years, the Hemscott Group Index, will soon no longer be available. Both the Morningstar Group Index and the Hemscott Group Index are published indexes that the Company believe provide good representations of the industry.
The graph assumes that $100 was invested on December 31, 2005 in the Company's common stock, the Russell 2000 Index, and the Morningstar Group Index and the Hemscott Group Index, the last two of which are peer group indexes, and that all dividends were reinvested.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SAUER-DANFOSS INC.,
RUSSELL 2000 INDEX, MORNINGSTAR GROUP INDEX AND HEMSCOTT GROUP INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN
Sauer-Danfoss Inc.
Russell 2000 Index
Morningstar Group Index
Hemscott Group Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2005
2006
2007
2008
2009
2010

ASSUMES $100 INVESTED ON 12/31/05
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING 12/31/2010

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2010, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	76,486	$—	3,380,516
The Company does not have any equity compensation plans that were not approved by security holders. Refer to Note 13 in the Notes to the Consolidated Financial Statements on pages F-28 through F-29 of this report for a description of the equity compensation plans.
Column (a) includes only performance units that have vested but the payout of which has been deferred. Subsequent to December 31, 2010, the Company's Compensation Committee determined that the performance units granted in 2008 would vest at 0.0 percent of the target levels because the performance criteria established when such units were awarded had not been met. Therefore no amounts are included above for the 2008 performance units. No performance units were granted in 2009. In 2010, the Company awarded only cash-based awards, so they are not included in this table.
Column (c) includes 3,380,516 shares available for issuance under the Company's 2006 Omnibus Incentive Plan. The plan permits the Company to issue common stock at times other than upon the exercise of options, warrants, or rights; for example, issuance in the form of restricted stock grants.

Item 6.    Selected Financial Data.
SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
	(in millions except per share)
Operating Data:
Net sales	$1,640.6	$1,159.0	$2,090.5	$1,972.5	$1,739.1
Gross profit	498.1	128.0	435.6	427.7	396.8
Selling, general and administrative	195.5	209.7	258.5	233.8	215.6
Research and development	51.6	61.4	82.9	70.6	61.9
Impairment charges	—	50.8	58.2	—	1.5
Loss on sale of businesses and asset disposals	7.6	16.4	9.6	9.4	1.7
Total operating expenses	254.7	338.3	409.2	313.8	280.7
Total interest expense, net	49.4	48.4	24.6	22.7	17.8
Net income (loss) attributable to Sauer-Danfoss Inc.	213.4	(345.8)	(29.1)	47.2	54.0
Per Share Data:
Income (loss) per common share, basic	$4.41	$(7.15)	$(0.60)	$0.98	$1.13
Income (loss) per common share, diluted	$4.40	$(7.15)	$(0.60)	$0.98	$1.12
Cash dividends declared per share	$—	$—	$0.72	$0.72	$0.60
Weighted average basic shares outstanding	48.4	48.3	48.2	48.1	47.7
Weighted average diluted shares outstanding	48.5	48.3	48.2	48.3	48.2
Balance Sheet Data:
Inventories	$201.0	$177.6	$325.5	$318.8	$272.3
Property, plant and equipment, net	408.1	513.5	598.4	562.8	504.0
Total assets	1,128.2	1,068.3	1,467.7	1,500.4	1,307.1
Total debt (1)	281.5	533.2	491.4	444.0	349.6
Stockholders' equity	369.1	154.6	477.9	586.0	515.5
Debt to total capital	43.3%	77.5%	50.7%	43.1%	40.4%
Other Data:
Backlog (at year-end)	$814.2	$509.5	$743.7	$921.4	$631.0
Depreciation and amortization	97.3	117.1	113.0	102.3	95.7
Capital expenditures	26.2	43.0	198.6	135.6	116.2
EBITDA (2)	344.2	(89.9)	175.6	212.6	207.6
Cash flows from (used in):
Operating activities	269.3	86.8	183.5	98.1	167.9
Investing activities	(18.0)	(42.2)	(187.5)	(122.2)	(109.3)
Financing activities	(249.2)	(24.7)	4.7	22.1	(45.0)

(1)	Total debt includes notes payable and bank overdrafts, long-term debt due within one year, and long-term debt.

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

	2010	2009	2008	2007	2006
Cash flows from operating activities	$269.3	$86.8	$183.5	$98.1	$167.9
Increase (decrease) in working capital, excluding the effects of acquisitions
Accounts receivable, net	63.8	(91.4)	(71.7)	38.5	24.5
Inventories	28.5	(153.4)	16.8	36.6	14.2
Prepaid and other current assets	8.1	5.0	7.9	11.1	6.1
Accounts payable	(77.6)	54.2	14.5	(11.0)	(27.2)
Accrued liabilities	(16.6)	20.7	(23.6)	1.5	(14.0)
Deferred income taxes and other	70.5	(121.2)	9.5	(3.7)	1.3
Interest expense, net	49.4	48.4	24.6	22.7	17.8
Income tax	(51.2)	61.0	14.1	18.8	17.0
EBITDA	$344.2	$(89.9)	$175.6	$212.6	$207.6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement
This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this annual report on Form 10-K, contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.
Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience is never a perfect guide to anticipating actual future results. Risk factors affecting the Company's forward-looking statements include, but are not limited to, the following: general, worldwide economic conditions, including the relative strength or weakness of the commercial and public-sector construction markets, the level of interest rates, crude oil prices, commercial and consumer confidence, and currency exchange rates; specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-reduction and productivity improvement efforts; the success of the Company's transition from managing in an environment of shrinking sales to one of sales growth; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the ability and willingness of Danfoss A/S, the Company's majority stockholder, to lend money to the Company at sufficient levels and on terms favorable enough to enable the Company to meet its capital needs; the Company's ability to access the capital markets or traditional credit sources to supplement or replace the Company's borrowings from Danfoss A/S if the need should arise; the Company's ability over time to reduce the relative level of debt compared to equity on its balance sheet; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the persistence of tight credit markets; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability, including developments in the Middle East; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.
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

Executive Summary of 2010 Compared to 2009
The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2009 to 2010. This analysis is more consistent with how the Company's management internally evaluates results.

(in millions)	2009	Currency fluctuations	Underlying change	2010
Net Sales	$1,159.0	$(4.5)	$486.1	$1,640.6
Gross Profit	127.9	(6.0)	376.2	498.1
% of Net Sales	11.0%			30.4%
Selling, general and administrative	209.7	(1.7)	(12.5)	195.5
Research and development	61.4	(0.7)	(9.1)	51.6
Impairment charges	50.8	—	(50.8)	—
Loss on sale of businesses and asset disposals	16.4	(0.2)	(8.6)	7.6
Total operating costs	338.3	(2.6)	(81.0)	254.7
Operating income (loss)	(210.4)	(3.4)	457.2	243.4
% of Net Sales	(18.2)%			14.8%
Interest expense, net	(48.4)	0.6	(1.6)	(49.4)
Loss on early retirement of debt	(15.8)	—	13.4	(2.4)
Other, net	3.3	0.5	(0.3)	3.5
Income (loss) before income taxes	(271.3)	(2.3)	468.7	195.1
% of Net Sales	(23.4)%			11.9%
Income tax	(61.0)	(0.2)	112.4	51.2
Net income (loss)	(332.3)	(2.5)	581.1	246.3
Net income attributable to noncontrolling interest, net of tax	(13.5)	(0.3)	(19.1)	(32.9)
Net income (loss) attributable to Sauer-Danfoss Inc.	$(345.8)	$(2.8)	$562.0	$213.4
Net sales for the year ended December 31, 2010 increased 42 percent compared to the year ended December 31, 2009, excluding the effects of currency, and 43 percent excluding the effects of currency and the 2009 divestiture of the electric drives business. Net sales increased in all regions and segments. Excluding the impacts of currency and divestitures, sales increased 68 percent in Asia-Pacific, 46 percent in the Americas and 30 percent in Europe. Sales in the Propel segment were up 55 percent, followed by increases of 39 percent in the Work Function segment, 33 percent in the Controls segment, and 29 percent in the Stand-Alone Businesses segment.
Gross profit increased significantly during the year ended December 31, 2010, excluding the impact of currency, due to increased sales volume, procurement savings of $16.3 million, fixed cost reductions including depreciation of $20.7 million, and reduced field recall costs of $11.5 million. Gross profit was negatively impacted in 2009 by inventory valuation allowances of $13.8 million and restructuring charges of $5.8 million related to the closure of the Hillsboro, Oregon; Lawrence, Kansas; and Odense, Denmark locations. Partially offsetting the positive impact of increased sales and cost reductions in 2010 were additional restructuring costs of $3.1 million related to the closure of the Lawrence facility.
Selling, general and administrative costs decreased 6 percent during 2010 when compared to the same period in 2009, excluding the effects of currency. In 2009 the Company incurred severance costs of $18.2 million due to headcount reductions, as well as $4.5 million of restructuring costs related to the closure of the Hillsboro location and the exit from the electric drives business. The reduction in expenses related to these items in 2009 was partially offset in 2010 by additional restructuring costs of $0.5 million related to the closure of the Lawrence facility, costs of $3.5 million related to a stock tender offer initiated by Danfoss Acquisition, Inc., incentive plan costs of $13.2 million, and a $1.5 million pension settlement with a former executive. Research and development costs decreased 15 percent excluding the effects of currency due to cost reduction efforts in light of the recent economic downturn. The Company reported goodwill impairment charges of $50.8 million during the first quarter of 2009 related to the valves reporting unit.
During 2009 the Company incurred costs of $6.3 million related to the sale of its alternating current (AC) electric motor business for the material handling market, as well as a loss of $2.7 million on the sale of its steering column business in Kolding, Denmark. These activities were part of the Company's plan to divest of product lines that do not fit the Company's long-term strategic direction. In 2010 the Company incurred additional costs of $4.4 million related to the exit from the AC motor product line and $1.1 million related to the sale of the steering column business in Kolding, Denmark. In addition, the Company recognized costs of $2.3 million related to a loss on sale of fixed assets and write-down of the building in Lawrence, Kansas. Partially offsetting these costs in 2010 was a gain on sale of equipment of $1.1 million.
The Company refinanced various credit agreements during 2009, which resulted in a $15.8 million loss on early retirement of debt. This loss consisted of $8.1 million of prepayment penalties, $2.0 million to settle outstanding interest rate swap agreements related to debt repaid, and $5.7 million to write-off unamortized deferred financing costs. Further refinancing activities in 2010 resulted in a $2.4 million loss on early retirement of debt consisting of prepayment penalties of $1.7 million and $0.7 million related to the write-off of unamortized deferred financing costs.
Operating Results—2010 Compared to 2009
Sales Growth by Market
The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$74.7	26%	$0.1	1%	$27.3	17%	$102.1	22%
Construction/Road Building	61.8	101	85.5	146	56.7	77	204.0	105
Specialty	26.5	77	(12.5)	(34)	33.5	19	47.5	19
Distribution	58.8	54	46.7	67	27.0	34	132.5	51
Agriculture/Turf Care
Sales into the agriculture/turf care market showed a strong increase in the Americas and Europe during the year ended December 31, 2010 compared to 2009, while sales in the Asia-Pacific region remained level. The agricultural market in the Americas showed improvement due to improving commodity prices, while sales in Brazil benefited from a strong sugar-cane market. In Europe, many customers have ceased inventory reduction efforts and sales are more in line with market demand. The strong demand for tractors with hydraulic steering in India, which is reported as part of Europe, has contributed to the sales growth in the European market. Sales in the turf care market improved due to growing consumer confidence.
Construction/Road Building
The construction/road building markets experienced strong sales increases in all regions during the year ended December 31, 2010 compared to 2009. The Asia-Pacific region had the strongest sales growth at 146 percent, largely due to low sales in 2009 as a result of customers' efforts to reduce inventory levels. Other factors driving the strong sales in the Asia-Pacific region included an expanding demand for transit mixers in China, as well as favorable road building markets and increased demand for rollers. Sales in the Americas and Europe also showed strong improvement as customers are no longer working to reduce inventory levels and equipment production corresponds with increased demand.
Specialty
Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market increased 13 percent compared to 2009. Sales in the Americas benefited from an increased demand for aerial lifts and a strong overall market in Brazil. Sales in Europe increased due to the recovery of the forestry and mining markets, as well as increased demand for telehandlers and truck-mounted cranes. Sales in China continue to suffer as a result of a saturated railway market resulting in lower sales to the carrier business for railroad construction.
Distribution
Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog
The following table shows the Company's order backlog and orders written activity for 2009 and 2010, separately identifying the impact of currency fluctuations.

(in millions)	2009	Currency fluctuation	Underlying change	2010
Backlog at December 31	$509.5	$(14.3)	$319.0	$814.2
Orders written	913.3	(4.8)	1,047.3	1,955.8
Total order backlog at the end of 2010 was $814.2 million, compared to $509.5 million at the end of 2009. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 63 percent compared to 2009. New sales orders written for 2010 were $1,955.8 million, an increase of 115 percent compared to 2009, excluding the impact of currency fluctuations.
Business Segment Results
The following discussion of operating results by reportable segment relates to information as presented in Note 17 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. In 2010 the Company added an additional reportable segment, Stand-Alone Businesses, which include open circuit gear pumps and motors, cartridge valves and HICs, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle, but are marketed under their own names and operate as independent businesses.
The following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year.

(in millions)	2009	Currency fluctuation	Underlying change	2010
Net sales
Propel	$463.6	$0.2	$253.4	$717.2
Work Function	233.8	(4.0)	90.9	320.7
Controls	185.5	(2.7)	60.4	243.2
Stand-Alone Businesses	276.1	2.0	81.4	359.5
Segment income (loss)
Propel	$(23.3)	$(2.5)	$190.8	$165.0
Work Function	(69.5)	(0.4)	98.6	28.7
Controls	(23.8)	(1.2)	74.1	49.1
Stand-Alone Businesses	(66.5)	0.1	102.2	35.8
Global Services and other expenses, net	(23.9)	1.1	(8.9)	(31.7)
Propel Segment
Sales in the Propel segment increased 55 percent during 2010, excluding the effects of currency fluctuations, mainly due to weak global economic conditions in 2009. Segment income increased significantly in 2010 due to a 21 percentage point increase in gross profit margin, mainly due to higher sales volume in relation to fixed production costs, as well as a reduction in field recall costs of $11.2 million, reduced depreciation of $5.7 million, reduced inventory valuation allowances of $9.4 million, and fixed cost reductions of $6.1 million. Also contributing to the increase in segment income was a $0.8 million gain on sale of equipment. In 2009 the Propel segment incurred a loss on sale of equipment of $3.1 million. Operating expenses decreased in part due to $15.0 million in severance costs recognized in 2009, partially offset in 2010 by annual incentive plan costs of $3.3 million.

Work Function Segment
Sales in the Work Function segment increased 39 percent in 2010 compared to 2009, excluding the effects of currency fluctuations, mainly due to improved global economic conditions. The increase in segment income of $98.6 million, excluding the effects of currency fluctuations, was driven by a 29 percentage point increase in gross profit margin due to increased sales volume in relation to fixed production costs, as well as fixed cost reductions of $7.9 million. Also contributing to the increase in segment income was a reduction in ongoing operating costs of $2.8 million. In 2009 the Company recognized severance costs of $7.7 million due to headcount reductions related to lower sales, as well as restructuring costs of $4.5 million related to the closure of the Lawrence, Kansas facility and the sale of the steering column business in Kolding, Denmark. Partially offsetting the positive impact of increased sales and cost reductions in 2010 were additional restructuring costs of $4.0 million related to the closure of the Lawrence facility, costs of $1.1 million related to future lease payments on the Kolding, Denmark facility, and annual incentive plan costs of $1.0 million.
Controls Segment
Net sales in the Controls segment increased 33 percent from 2009, excluding the effects of currency fluctuations. Sales increased 36 percent excluding the effects of both currency and the 2009 divestiture of the electric drives business. Segment income increased $74.1 million in 2010 largely due to higher sales volume. In addition, costs of $6.3 million related to the sale of the alternating current (AC) product line, restructuring costs of $6.0 million related to the exit from the electric drives business, and severance costs of $4.4 million were recognized in 2009. Partially offsetting the reduced costs related to these items in 2010 was a loss on sale of business of $3.5 million, net of royalty income, related to the exit from the electric drives business and annual incentive plan costs of $1.6 million.
Stand-Alone Businesses Segment
Net sales in the Stand-Alone Businesses segment increased 29 percent from 2009, excluding the effects of currency fluctuations. Segment income increased $102.2 million in 2010 due to higher sales volume, as well as reduced depreciation of $2.4 million. In 2009 the Stand-Alone Businesses segment incurred a goodwill impairment charge of $50.8 million related to the valves reporting unit, severance costs of $3.3 million related to headcount reductions due to lower sales, and restructuring costs of $4.6 million related to the closure of the Lawrence, Kansas facility and the Hillsboro, Oregon facilities. Partially offsetting the positive impact of increased sales and reduced costs in 2010 were annual incentive plan costs of $0.9 million.
Global Services and other expenses, net
Segment costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $8.9 million, or 37 percent excluding the impacts of currency. The increase in 2010 was partially due to costs of $1.5 million related to a pension settlement with a former executive, $3.5 million of costs related to a stock tender offer initiated by Danfoss Acquisition, Inc. which expired without the minimum tender conditions being satisfied, and $6.4 million of incentive plan costs. Also contributing to the increase was a reduction in gain on foreign currency transactions of $3.1 million during 2010. Partially offsetting the negative impact of these items was the fact that there was $3.1 million of severance costs incurred during 2009.
Income Taxes
The Company recognized an income tax benefit of $51.2 million on income of $195.1 million in 2010.
In 2010 the Company reversed $99.1 million of valuation allowance related to net deferred tax assets in the U.S. Future taxable income projections support the realization of the U.S. net deferred tax assets. Other non-deductible expenses and the worldwide earnings mix also impacted 2010 income tax expense.

Executive Summary of 2009 Compared to 2008
The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2008 to 2009. This analysis is more consistent with how the Company's management internally evaluates results.

(in millions)	2008	Currency fluctuations	Underlying change	2009
Net Sales	$2,090.5	$(36.1)	$(895.4)	$1,159.0
Gross Profit	435.6	(4.2)	(303.5)	127.9
% of Net Sales	20.8%			11.0%
Selling, general and administrative	258.5	(8.4)	(40.4)	209.7
Research and development	82.9	(2.3)	(19.2)	61.4
Impairment charges	58.2	—	(7.4)	50.8
Loss on sale of businesses and asset disposals	9.6	0.1	6.7	16.4
Total operating costs	409.2	(10.6)	(60.3)	338.3
Operating income (loss)	26.4	6.4	(243.2)	(210.4)
% of Net Sales	1.3%			(18.2)%
Interest expense, net	(24.6)	1.3	(25.1)	(48.4)
Loss on early retirement of debt	—	—	(15.8)	(15.8)
Other, net	0.9	0.1	2.3	3.3
Income (loss) before income taxes	2.7	7.8	(281.8)	(271.3)
% of Net Sales	0.1%			(23.4)%
Income tax expense	(14.0)	0.6	(47.6)	(61.0)
Net loss	(11.3)	8.4	(329.4)	(332.3)
Net income attributable to noncontrolling interest, net of tax	(17.8)	—	4.3	(13.5)
Net loss attributable to Sauer-Danfoss Inc.	$(29.1)	$8.4	$(325.1)	$(345.8)
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

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$(90.7)	(24)%	$(3.2)	(24)%	$(76.5)	(31)%	$(170.4)	(26)%
Construction/Road Building	(82.9)	(58)	(33.9)	(36)	(147.7)	(66)	(264.5)	(57)
Specialty	(86.7)	(71)	(6.6)	(15)	(194.1)	(51)	(287.4)	(53)
Distribution	(96.3)	(46)	(21.2)	(25)	(55.6)	(39)	(173.1)	(39)
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
Construction/Road Building
Construction /road building sales were down in all regions during the year ended December 31, 2009 compared to 2008. The sales decline was due to poor economic conditions worldwide, depressed housing and non-residential construction markets, and customers' focus on reducing inventory levels. Non-residential construction slowed rapidly in the Americas, and state government budget problems caused road building to remain at extraordinarily low levels. The Asia-Pacific region experienced strong sales in China due to government stimulus programs and strong demand for transit mixers. However, this was more than offset by reduced sales in Japan, which depends heavily on export markets.
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
Business Segment Results
In 2010 the Company changed its reportable segments however it is not practicable to report the 2008 information in the new format. Therefore the following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year under the previous segmentation methodology.

(in millions)	2008	Currency fluctuation	Underlying change	2009
Net sales
Propel	$1,016.6	$(7.5)	$(395.7)	$613.4
Work Function	561.4	(14.1)	(272.6)	274.7
Controls	512.5	(14.5)	(227.1)	270.9
Segment income (loss)
Propel	$156.8	$1.1	$(157.9)	$—
Work Function	(65.7)	4.4	(20.6)	(81.9)
Controls	(21.4)	2.5	(82.2)	(101.1)
Global Services and other expenses, net	(42.4)	(0.1)	18.6	(23.9)
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
Global Services and other expenses, net
Segment costs in Global Services and other expenses, net, relate to internal global service departments, along with the operating costs of the Company's executive office. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $18.6 million, or 44 percent excluding the impacts of currency. This was partially due to fact that 2008 costs included $1.6 million for an acquisition that was not consummated and $6.6 million associated with the implementation of a common business system. In 2009 the Company recognized a $4.4 million gain on foreign currency transactions compared to a $1.0 million gain in 2008.
Income Taxes
The Company incurred an income tax expense of $61.0 million on a loss of $271.2 million in 2009.
In 2009 the Company recorded $50.8 million for the impairment of goodwill which was not deductible for income tax purposes and therefore no tax benefit was recorded on this expense. Valuation allowances of $126.9 million were recorded as tax expense in 2009 which relates to impaired tax assets in the U.S., Italy, China, and Denmark. Other non-deductible expenses and the worldwide earnings mix also impacted 2009 income tax expense.
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
In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same region in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company's exposure to transaction risk. In 2010 the Company sold a total of $154.8 million of product into the U.S. that had been produced in European-based currencies compared to sales into Europe of $53.9 million of product produced in U.S. dollars. In 2010 the results were favorable as the dollar strengthened in comparison to other currencies. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.
The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. In 2010, as a result of hedge accounting for the forward contracts, the Company recognized a decrease to net sales of $0.8 million and other expense of $0.3 million. The fair value of forward contracts included on the balance sheet at December 31, 2010 was a net liability of $0.9 million.
The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. Translation affects the comparability of both the income statement and the balance sheet. As shown in the table below, the translation impact on net sales was not significant in 2010. This is because the U.S. dollar strengthened against the euro during the first half of the year, while it weakened during the second half of the year.

	Percentage Sales Growth Over Prior Year
	2010	2009	2008
As Reported	41.6%	(44.6)%	6.0%
Without Currency Translation Impact	41.9	(42.8)	1.7
The change in the exchange rate affects the comparability of the balance sheet between 2010 and 2009 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar strengthened 8.7 percent against the euro and 9.5 percent against the Danish kroner from December 31, 2009 to December 31, 2010. The strengthening of the dollar has resulted in approximately 36 percent of the Company's total balance sheet being stated approximately 9.0 percent lower than the prior year.
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
The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt	Variable Rate Debt
2011	$0.7	$50.5
2012	1.4	—
2013	1.2	—
2014	0.9	—
2015	199.1	—
2016 and Thereafter	—	—
Total	$203.3	$50.5

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

The Company expects to have sufficient sources of liquidity to meet its future funding needs for the foreseeable future.
Cash Flows from Operations
Cash provided by operations was $269.3 million in 2010 compared to $86.8 million in 2009. The increase was primarily due to the increase in net income, as well as a $77.6 million increase in accounts payable and a $16.6 million increase in accrued liabilities. These increases were partially offset by reduction in cash resulting from a $63.8 million increase in accounts receivable due primarily to increased sales levels in 2010, as well as a $28.5 million increase in inventories due to higher production volume.
Total cash of the Company increased $5.2 million from December 31, 2009 to December 31, 2010. At December 31, 2010 cash balances in China totaled $33.7 million, an increase of $11.8 million from December 31, 2009. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls, it is difficult to transfer cash out of China for reasons other than payment for goods shipped into that country. As the Company continues to consider expanding its manufacturing capabilities in low-cost regions, it will make every effort to utilize the cash balances in those regions to fund future expansions. Total cash outside of China decreased by $6.6 million in 2010. This is mainly due to a new line of credit that was established to fund day to day operations, allowing the Company to reduce the amount of cash on hand.
Cash Used in Investing Activities
Cash used in investing activities totaled $18.0 million in 2010. Capital expenditures for 2010 totaled $26.2 million compared to $43.0 million in 2009. The decrease in 2010 is the result of management's continued focus on conserving cash in light of the recent economic downturn.
Cash Used in Financing Activities
Net repayments used $232.9 million of cash during 2010 due to management's focus on reducing debt. Net borrowings provided cash of $22.3 million in 2009. During 2010 the Company paid $4.2 million in debt origination fees related to the Danfoss Credit Agreement, and $1.7 million in debt extinguishment costs. In 2009 the Company paid $10.6 million in debt origination fees related to the Original Credit Agreement and the 2009 Agreement, and $10.1 million in debt extinguishment and interest rate swap settlement costs.
The Company makes varying distributions to its noncontrolling interest partners from its various joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $23.7 million in 2010 compared to $17.7 million in 2009. In 2010 the Company received $13.2 million net cash from Danfoss A/S in connection with the tax sharing agreement in Denmark. The Company paid no dividends in 2010, while $8.7 million in dividends were paid in the first quarter of 2009.

Contractual Cash Obligations
The majority of the Company's contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company's future commitments under contractual obligations as of December 31, 2010:

Contractual Cash Obligations(1)	Total	2011	2012	2013	2014	2015	2016 and Thereafter
Long-term debt(2)	$253.8	$51.2	$1.4	$1.2	$0.9	$199.1	$—
Interest on long-term debt(3)	87.7	19.7	20.1	19.0	17.2	11.7	—
Capital leases	0.9	0.6	0.3	—	—	—	—
Operating leases	85.9	15.7	12.8	10.8	8.9	7.4	30.3
Rental and service agreements with related person Danfoss A/S	58.4	8.9	8.8	8.6	8.6	3.3	20.2
Total contractual cash obligations	$486.7	$96.1	$43.4	$39.6	$35.6	$221.5	$50.5

The following assumptions are used in the calculation of the contractual cash obligations:

(1)	Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2010 exchange rate.

(2)	The annual amount borrowed under revolving credit agreements does not change from the $50.5 million borrowed at December 31, 2010, through the maturity date of the agreements.

(3)	The margin rate on variable interest rate debt does not change from December 31, 2010. The base interest rate for future years is based on the interest yield curves as of December 31, 2010.
In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. In 2011 the Company anticipates contributing $16.8 million to its pension and health benefit plans.
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

Inventory Valuation    As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to over 15 percent of total assets at December 31, 2010. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) record expenses due to excess capacity, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.
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
The Company completes its annual goodwill impairment valuation on December 31 each year. The Company identified ten reporting units that are either operating segments or one level below operating segments. In performing the impairment valuation, the Company considers declines in market values, and reconciles the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount which would be received to sell the Company as a whole in an orderly transaction between market participants.
When testing for goodwill impairment, the Company performs a first step of the goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a second step is performed to measure the amount of any impairment loss. In 2010 the Company determined that the fair value of goodwill for all reporting units was greater than their carrying values at December 31, 2010.
Estimates about fair value used in the first step of the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach is supported by other valuation approaches, such as similar transaction and guideline analyses. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. At December 31, 2010 the Company had $35.1 million of goodwill related to its propel and electronic components reporting units, which was tested for impairment and determined to not be impaired.
The Company tests its long-lived assets for recoverability at any time that an event or change in circumstances occurs that indicates the carrying amount of the long-lived assets may not be recoverable. Events or circumstances that may trigger a recoverability test include a significant change in the market price of similar long-lived assets; a change in the use of the long-lived asset due to product rationalization efforts or restructuring of manufacturing facilities; a significant adverse change in legal factors, business climate, industry or economic conditions ; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; historical and projected operating losses associated with the use of a long-lived asset; or an expectation that more likely than not, a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. The Company reviews these factors quarterly to determine whether a triggering event has occurred. No triggering events were noted in 2010.
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
U.S. Health Care Costs    The Company self insures its U.S. health care costs for eligible employees and their qualified dependents. The Company purchases individual stop loss coverage to limit the exposure stemming from high value claims from any single member in a given year. The Company's individual stop loss coverage limit, which excludes vision, dental, and prescription drug costs, is $0.3 million. The Company establishes reserves for its health care cost based on historic claims data and an estimate of incurred, but not reported claims. This analysis is performed on a quarterly basis.
Pensions    The Company has defined benefit pension plans for a portion of its employees. These plans are funded with plan assets. The measurement of the Company's pension obligations and costs is dependent on a variety of assumptions determined by management and used by the Company's actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and other experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.
The assumptions used in developing the required estimates include the following key factors:

Discount rates	Inflation
Salary growth	Expected return on plan assets
Retirement rates	Mortality rates
The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.

The inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect the Company's long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategy, and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. The effects of actual results differing from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in such future periods.
The Company's funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2011 the Company anticipates contributing $10.0 million to its U.S. plans, $2.1 million to its German plans, and $1.0 million to its U.K. plans.
Postretirement Benefits Other Than Pensions    The Company provides postretirement health care benefits for certain employee groups in the U.S. This plan is contributory and contains certain other cost-sharing features such as deductibles and coinsurance. The Company does not pre-fund this plan and has the right to modify or terminate this plan in the future.
The postretirement liability, which is determined on an actuarial basis, is recognized in the Company's Consolidated Balance Sheets and the postretirement expense is recognized in the Consolidated Statements of Operations. The Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the postretirement cost for the subsequent year. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. As of December 31, 2010 a one-percentage point change in the assumed health care cost trend rate would impact the expense recognized in 2010 by $0.3 million and would affect the postretirement benefit obligation by $5.0 million. In 2011 the Company anticipates contributing $3.7 million to this plan.
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
Outlook
Management expects sales to increase by 10 to 20 percent in 2011 compared to 2010. If realized, the expected growth in sales, combined with a continued focus on controlling fixed expenses, will result in another year of strong earnings in 2011.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Certain market risks are discussed on pages 25-26 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.    Financial Statements and Supplementary Data.
The Consolidated Financial Statements, Report of Management, and Report of Independent Registered Public Accounting Firm are presented on pages F-1 through F-36 of this report.

Item 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining a system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and examinations by an internal audit function that coordinates its activities with the Company's Independent Registered Public Accounting Firm. Because of its inherent limitations, however, even the best internal control over financial reporting may not prevent or detect misstatements. It is also important to note that controls that are effective at a particular point in time may become ineffective at a later time due to changed conditions that may require new or modified controls or due to a deterioration in compliance with the controls. There were no changes in the Company's internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As required by Rules 13a-15(c) and 15d-15(c) of the Exchange Act, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.
KPMG LLP, an independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as a part of the audit, has issued its report, included in Item 8, on the effectiveness of the Company's internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this item is contained in Item 8 of this Annual Report on Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding directors of the Company is set forth under the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 17, 2011 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the Company's code of conduct and code of ethics is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Code of Conduct and Code of Ethics" of the Proxy Statement, and is incorporated herein by reference. Information regarding the Company's audit committee is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Audit Committee" of the Proxy Statement and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other Senior Finance Staff are posted on the Company's website at http://ir.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II on page 14 of this report. Information regarding security ownership is set forth under the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related person transactions, is set forth in Note 14 in the Notes to Consolidated Financial Statements on pages F-29 and F-30 of this report, and is incorporated herein by reference.
In 2010 the Company entered into a Credit Agreement (the Danfoss Agreement) with Danfoss A/S, which allows the Company to borrow up to approximately $500 million under an unsecured revolving credit facility. Information regarding these relationships and loan transaction is set forth in Notes 8 and 14 in the Notes to Consolidated Financial Statements on pages F-16 through F-17 and F-29 through F-30 of this report, respectively, and is incorporated herein by reference.
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
Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, on page F-1.
Consolidated Balance Sheets as of December 31, 2010 and 2009, on page F-2.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009, and 2008, on page F-3.
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008, on page F-4.
Notes to Consolidated Financial Statements, December 31, 2010, 2009, and 2008, on pages F-5 through F-34.
Report of Management and Report of Independent Registered Public Accounting Firm, KPMG LLP, on pages F-35 through F-36.

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
10.1(b)
The form of Indemnification Agreement entered into between the Company and certain of its directors and officers is attached as Exhibit 10.1(c) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

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

10.1(k)
The Lease Agreement for the Company's leased facility in Bielany Wroclawskie, Poland, including Annex 1 effective May 16, 2008, and Annex 2 effective October 28, 2009, is attached as Exhibit 10.1(k) to the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(l)
The Lease Agreement for the Company's leased facility in Älmhult, Sweden, effective May 2007, is attached as Exhibit 10.1(1) to the Company's Form10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(m)
The Employment Contract effective as of January 1, 2009 by and between Sauer-Danfoss GmbH & Co. OHG and Sven Ruder is attached as Exhibit 10.2 to the Company's Form 8-K filed on January 21, 2009, and is incorporated herein by reference.

10.1(n)
The Employment Contract by and between Sauer-Danfoss GmbH & Co. OHG and Hans J. Cornett dated December 12, 2008, is attached as Exhibit 10.1(r) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(o)
The Termination Agreement between Sauer-Danfoss GmbH & Co. OHG and Hans J. Cornett dated October 23, 2009, is attached as Exhibit 10.1(q) to the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

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
10.1(r)
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

10.1(t)
The Change in Control Agreement between Sauer-Danfoss (US) Company Inc. and Charles K. Hall dated March 8, 2004, is attached as Exhibit 10.1(x) of the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(u)
The First Amendment to the Change in Control Agreement between Sauer-Danfoss (US) Company and Charles K. Hall dated December 20, 2008, is attached as Exhibit 10.1(y) of the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(v)
The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(w)
The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(v) above is attached as Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(x)
The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(y)	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company's Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
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

10.1(ab)
First Amendment to the Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees, effective December 31, 2005, is attached as exhibit 9.1 to the Company's Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(ac)
The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (As Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ao) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(ad)
The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees (As Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ar) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(ae)	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company's Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.1(af)
Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(ag)
Form of Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan Restricted Stock Award Agreement is attached as Exhibit 10.1(aq) to the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(ah)	The Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan is attached as Exhibit 10 to the Company's Form 8-K filed on September 17, 2007, and is incorporated herein by reference.
10.1(ai)
The Agreement dated December 8, 2008, by and among Sauer-Danfoss ApS, Schabmuller GmbH, Aurelius AG, and Aurelius Industriekapital GmbH is attached as Exhibit 10.1(bf) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(aj)
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

(b)The exhibits that are listed under Item 15(a)(3) above are filed or incorporated by reference hereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER-DANFOSS INC.
By:	/s/ KENNETH D. MCCUSKEY
Kenneth D. McCuskey Vice President and Chief Accounting Officer, Secretary
Date: March 3, 2011
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

Signature	Title	Date

/s/ SVEN RUDER	Director and President and Chief Executive Officer	March 3, 2011
Sven Ruder
/s/ JESPER V. CHRISTENSEN	Executive Vice President and Chief Financial Officer	March 3, 2011
Jesper V. Christensen
/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting Officer, Secretary	March 3, 2011
Kenneth D. McCuskey
/s/ NIELS B. CHRISTIANSEN	Director	March 3, 2011
Niels B. Christiansen
/s/ JØRGEN M. CLAUSEN	Director	March 3, 2011
Jørgen M. Clausen
/s/ KIM FAUSING	Director	March 3, 2011
Kim Fausing

/s/ RICHARD J. FREELAND	Director	March 3, 2011
Richard J. Freeland
/s/ PER HAVE	Director	March 3, 2011
Per Have
/s/ WILLIAM E. HOOVER, JR.	Director	March 3, 2011
William E. Hoover, Jr.
/s/ JOHANNES F. KIRCHHOFF	Director	March 3, 2011
Johannes F. Kirchhoff
/s/ ANDERS STAHLSCHMIDT	Director	March 3, 2011
Anders Stahlschmidt
/s/ STEVEN H. WOOD	Director	March 3, 2011
Steven H. Wood

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Net sales	$1,640,583	$1,159,031	$2,090,513
Cost of sales	1,142,455	1,031,078	1,654,903
Gross profit	498,128	127,953	435,610
Selling, general and administrative	195,494	209,713	258,491
Research and development	51,575	61,418	82,915
Impairment charges	—	50,841	58,208
Loss on sale of businesses and asset disposals	7,632	16,351	9,604
Total operating expenses	254,701	338,323	409,218
Operating income (loss)	243,427	(210,370)	26,392
Nonoperating income (expenses):
Interest expense	(50,901)	(50,171)	(25,654)
Interest income	1,455	1,775	1,026
Loss on early retirement of debt	(2,421)	(15,838)	—
Other, net	3,525	3,369	966
Nonoperating expenses, net	(48,342)	(60,865)	(23,662)
Income (loss) before income taxes	195,085	(271,235)	2,730
Income tax	51,183	(61,019)	(14,060)
Net income (loss)	246,268	(332,254)	(11,330)
Net income attributable to noncontrolling interest, net of tax	(32,869)	(13,512)	(17,811)
Net income (loss) attributable to Sauer-Danfoss Inc.	$213,399	$(345,766)	$(29,141)
Net income (loss) per common share, basic	$4.41	$(7.15)	$(0.60)
Net income (loss) per common share, diluted	$4.40	$(7.15)	$(0.60)
Weighted average basic shares outstanding	48,382,860	48,337,923	48,226,184
Weighted average diluted shares outstanding	48,469,519	48,337,923	48,226,184
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$44,039	$38,790
Accounts receivable (net of allowances of $4,925 and $5,640 in 2010 and 2009, respectively)	213,896	155,968
Inventories	200,993	177,574
Other current assets	88,166	65,553
Total current assets	547,094	437,885
Property, Plant and Equipment, net	408,097	513,487
Other Assets:
Goodwill	35,055	35,903
Other intangible assets, net	18,416	19,584
Deferred income taxes	108,009	54,458
Other	11,533	7,000
Total other assets	173,013	116,945
	$1,128,204	$1,068,317
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$27,700	$54,069
Long-term debt due within one year	51,187	142,007
Accounts payable	177,505	101,719
Accrued salaries and wages	56,442	58,169
Accrued warranty	28,183	28,820
Other accrued liabilities	48,564	30,806
Total current liabilities	389,581	415,590
Long-Term Debt	202,599	337,089
Other Liabilities:
Long-term pension liability	70,083	72,400
Postretirement benefits other than pensions	49,277	41,047
Deferred income taxes	28,651	33,708
Other	18,876	13,889
Total other liabilities	166,887	161,044
Total liabilities	759,067	913,723
Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2010 and 2009; issued and outstanding 48,408,259 in 2010 and 48,384,205 in 2009	484	484
Additional paid-in capital	348,289	334,873
Accumulated deficit	(85,446)	(298,845)
Accumulated other comprehensive income	30,800	55,422
Total Sauer-Danfoss Inc. stockholders' equity	294,127	91,934
Noncontrolling interest	75,010	62,660
Total stockholders' equity	369,137	154,594
	$1,128,204	$1,068,317
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2008:
Beginning Balance	48,149,461	$481	$332,522	$110,812	$81,685	$60,544	$586,044
Comprehensive income:
Net income (loss)	—	—	—	(29,141)	—	17,811
Pension and postretirement adjustment	—	—	—	—	(22,440)	—
Unrealized losses on hedging activities	—	—	—	—	(6,861)	—
Currency translation	—	—	—	—	(24,389)	3,181
Total comprehensive loss							(61,839)
Performance units vested	110,837	2	(2)	—	—	—	—
Restricted stock grant	15,000	—	—	—	—	—	—
Restricted stock and performance unit compensation			(2,070)				(2,070)
Tax benefits on performance unit compensation			1,534				1,534
Minimum tax withholding settlement	(3,492)	—	(1,590)	—	—	—	(1,590)
Reversal of tax valuation allowance	—	—	4,453	—	—	—	4,453
Noncontrolling interest distribution	—	—	—	—		(13,881)	(13,881)
Cash dividends declared ($.72 per share)	—	—	—	(34,750)	—	—	(34,750)
Balance December 31, 2008	48,271,806	483	334,847	46,921	27,995	67,655	477,901
Year Ended December 31, 2009:
Net income (loss)	—	—	—	(345,766)	—	13,512
Pension and postretirement adjustment	—	—	—	—	6,386	—
Unrealized gains on hedging activities	—	—	—	—	4,357	—
Currency translation	—	—	—	—	16,684	712
Total comprehensive loss							(304,115)
Performance units vested	101,899	1	(1)	—	—	—	—
Restricted stock grant, net of forfeitures	10,500	—	—	—	—	—	—
Restricted stock compensation	—	—	253	—	—	—	253
Minimum tax withholding settlement	—	—	(226)	—	—	—	(226)
Noncontrolling interest distribution	—	—	—	—	—	(19,219)	(19,219)
Balance December 31, 2009	48,384,205	484	334,873	(298,845)	55,422	62,660	154,594
Year Ended December 31, 2010:
Net income	—	—	—	213,399	—	32,869
Pension and postretirement adjustment	—	—	—	—	(16,726)	—
Unrealized losses on hedging activities	—	—	—	—	(860)	—
Currency translation	—	—	—	—	(7,036)	3,157
Total comprehensive income						—	224,803
Performance units vested	10,554	—	—	—	—	—	—
Restricted stock grant, net of forfeitures	13,500	—	—	—	—	—	—
Restricted stock compensation	—	—	326	—	—	—	326
Minimum tax withholding settlement	—	—	(64)	—	—	—	(64)
Capital contribution under tax sharing agreement	—	—	14,919	—	—	—	14,919
Dividend distribution under tax sharing agreement	—	—	(1,765)	—	—	—	(1,765)
Noncontrolling interest distribution	—	—	—	—	—	(23,676)	(23,676)
Balance December 31, 2010	48,408,259	$484	$348,289	$(85,446)	$30,800	$75,010	$369,137

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$246,268	$(332,254)	$(11,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,336	117,130	112,962
Restricted stock and performance unit compensation	326	253	(2,070)
Impairment charges	—	50,841	58,208
Loss on sale of businesses and asset disposals	7,632	16,351	9,604
Loss on early retirement of debt	2,421	15,838	—
Change in net pension and post-retirement benefits	(9,084)	(2,794)	(5,585)
Change in deferred income taxes	(69,646)	51,894	(25,937)
Minimum tax withholding payments on performance units	(64)	(226)	(1,590)
Change in operating assets and liabilities:
Accounts receivable, net	(63,805)	91,434	71,679
Inventories	(28,531)	153,386	(16,799)
Other current assets	(8,051)	(4,990)	(7,918)
Accounts payable	77,643	(54,197)	(14,495)
Accrued liabilities	16,634	(20,680)	23,596
Other	250	4,858	(6,807)
Net cash provided by operating activities	269,329	86,844	183,518
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(26,218)	(42,972)	(198,634)
Proceeds from sale of property, plant and equipment	4,604	4,507	11,141
Proceeds from sale of businesses	—	744	—
Repayments from (advances to) noncontrolling interest partners	3,578	(4,500)	—
Net cash used in investing activities	(18,036)	(42,221)	(187,493)
Cash Flows from Financing Activities:
Net borrowings (repayments) on notes payable and bank overdrafts	(21,812)	(15,685)	3,493
Net borrowings (repayments) on revolving credit facility	(85,390)	(58,705)	17,019
Repayments of long-term debt	(326,394)	(540,500)	(22,948)
Borrowings of long-term debt	200,737	637,232	54,235
Payments for debt financing costs	(4,185)	(10,575)	—
Payments of prepayment penalties	(1,674)	(8,064)	—
Settlement of interest rate swaps	—	(2,000)	—
Cash dividends	—	(8,689)	(34,728)
Distribution to noncontrolling interest partners	(23,676)	(17,694)	(13,881)
Capital Contribution under tax sharing agreement	14,919	—	—
Dividend distribution under tax sharing agreement	(1,765)	—	—
Other	—	—	1,534
Net cash provided by (used in) financing activities	(249,240)	(24,680)	4,724
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,196	(4,298)	(4,393)
Cash and Cash Equivalents:
Net increase (decrease) during the year	5,249	15,645	(3,644)
Beginning balance	38,790	23,145	26,789
Ending balance	$44,039	$38,790	$23,145
Supplemental Cash Flow Disclosures:
Interest paid	$50,822	$43,345	$22,876
Income taxes paid	$18,896	$2,741	$34,351
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
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
The consolidated financial statements represent the consolidation of all companies in which the Company has a controlling interest and are stated in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). All significant intercompany balances, transactions, and profits have been eliminated in the consolidated financial statements.
Correction of Immaterial Errors—
In assessing the realizability of net deferred tax assets at June 30, 2009 it was determined that it was not more likely than not that deferred tax assets in the U.S. would be realized due to continued losses and deteriorating forecasts. Therefore a valuation allowance was established to reduce the net deferred tax assets to an amount that was more likely than not realizable, including a balance related to the pension plan in the U.S. At December 31, 2009 the deferred tax asset related to the U.S pension plan was reduced, resulting in a reduction to the valuation allowance. The offsetting entry was recorded in accumulated other comprehensive income. In 2010 it was determined that the offsetting entry should have been recorded as an income tax benefit of $5,573 in the consolidated statements of operations in 2009.
In 2010 the Company changed its method of recognizing pension expense for its U.S. defined benefit pension plans. Previously a market related value of plan assets, which reflected the changes in fair value of plan assets over a five year period, was used to calculate the expected return on plan assets, a component of net periodic pension expense. In 2010 a change was made to use the fair value of plan assets to calculate the expected return on plan assets, which is consistent with how the non-U.S. plans recognize pension expense. As a result of this change $2,909 of income was recognized in the net pension expense in 2010.
The Company made the correction for these two items in 2010 as the errors were determined to be immaterial to the overall financial statements in 2010 and in all previous years.
Use of Estimates—
In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, employee incentive accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, valuation allowances on deferred tax assets, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the economic conditions, restricted credit markets, foreign currency, and higher commodity costs, all of which impact such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

Cash and Cash Equivalents—
Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2010 cash and cash equivalents balances in China totaled approximately $33,700. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls it is difficult to transfer cash out of this country for reasons other than payment for goods shipped into the country.
Trade Receivables—
The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectability of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which the Company and its customers operate. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical write-offs of accounts, aging of its receivables, and by monitoring the economic environment and financial strength of its customers. If the Company becomes aware of a customer's inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The analysis of the valuation of trade receivables is performed quarterly.
Inventories—
Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the first-in, first-out (FIFO) inventory valuation method. The percentage of year-end inventory valued under the LIFO and FIFO cost methods was 13% and 87%, respectively, for 2010, and 9% and 91%, respectively, for 2009.
Property, Plant and Equipment and Depreciation—
Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years (3 to 12 years for additions in 1999 and prior). Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($26,839, $21,732, and $45,818 in 2010, 2009, and 2008, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations.
Goodwill and Other Intangible Assets—
Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. Goodwill is not amortized, but tested for impairment at least annually or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company recorded goodwill impairment charges of $50,841 and $22,908 in 2009 and 2008, respectively. See Note 6 for further discussion.
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

Product Warranty—
The Company warrants its various products over differing periods, generally up to two years or 2000 hours, depending upon the type of product and application. Consequently, the Company records warranty liabilities for the estimated costs that may be incurred under its basic warranty based on past trends of actual warranty claims compared to the actual sales levels to which those claims apply. These liabilities are accrued at the time the sales of the products are recorded. Factors that affect the Company's warranty liability include the number of units in the field currently under warranty, historical and anticipated rates of warranty claims on those units and the cost per claim to satisfy the Company's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the Company's estimated warranty obligation.
In addition to its normal warranty liability, the Company, from time to time in the normal course of business, incurs costs to repair or replace defective products with a specific customer or group of customers. The Company refers to these actions as field recalls and in these instances, the Company records a specific provision for the expected costs it will incur to repair or replace these products utilizing information from customers and internal information regarding the specific cost of materials and labor. Due to the sporadic and infrequent nature of field recalls, and the potential for a range of costs associated with field recalls, the Company cannot accurately estimate these costs at the time the products are sold. Therefore, these costs are recorded at the time information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis.
The following table represents the change in the Company's accrued warranty and field recall liability:

	December 31,
	2010	2009	2008
Balance, beginning of period	$28,820	$25,491	$19,401
Payments	(11,877)	(18,474)	(22,856)
Provisions for warranties and field recalls	12,435	21,456	28,996
Currency impact	(1,195)	347	(50)
Balance, end of period	$28,183	$28,820	$25,491
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

Income (Loss) Per Share—
Basic net income (loss) per common share is based on the weighted average number of common shares outstanding in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares deferred under the long-term incentive plan. Restricted stock and shares under the long term incentive plan both have an exercise price of zero. Diluted net loss per share for 2009 and 2008 excludes the dilutive effect of restricted stock and performance units as these shares were anti-dilutive.

	Net Income (Loss) Attributable to Sauer-Danfoss Inc.	Shares	Earnings (Loss) Per Share
December 31, 2010
Basic net income	$213,399	48,382,860	$4.41
Effect of dilutive securities:
Restricted stock	—	5,892	—
Performance units	—	80,767	(0.01)
Diluted net income	$213,399	48,469,519	$4.40
December 31, 2009
Basic net loss	$(345,766)	48,337,923	$(7.15)
Effect of dilutive securities:
Restricted stock	—	—	—
Performance units	—	—	—
Diluted net loss	$(345,766)	48,337,923	$(7.15)
December 31, 2008
Basic net loss	$(29,141)	48,226,184	$(0.60)
Effect of dilutive securities:
Restricted stock	—	—	—
Performance units	—	—	—
Diluted net loss	$(29,141)	48,226,184	$(0.60)

Fair Value of Financial Instruments—
The carrying values of cash and cash equivalents, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.
The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities and credit characteristics. At December 31, 2010 and 2009 the Company estimated the fair value of its long-term debt, including amounts due within one year, to be the same as its carrying values of $253,786 and $479,096, respectively. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
The fair value of derivative instruments is discussed in Note 7.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

Translation of Non-U.S. Currencies—
Assets and liabilities of consolidated non-U.S. subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the end of each period, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in accumulated other comprehensive income. Gains or losses on transactions denominated in non-functional currencies and the related tax effects are reflected in the consolidated statements of operations.
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
The Company utilizes forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. Until March 2009, the Company used interest rate swaps to establish fixed interest rates on outstanding borrowings. There was no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives was recorded in accumulated other comprehensive income.
When, and if, a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting is discontinued and any past or future changes in the derivative's fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the statement of operations. Any changes in fair values of derivatives not qualifying as hedges would be reported immediately in other income (expense) on the consolidated statement of operations; however, the Company did not have any derivatives that did not qualify as hedges in 2010 or 2009, other than disclosed in Note 7.
Employee Stock-Based Compensation—
The fair value method is used to account for employee-stock compensation.

(2) Sale of Businesses and Termination of Joint Venture:
In 2009 the Company sold the assets of its steering column business which was located in Kolding, Denmark, recognizing a loss on sale of approximately $2,700 in the Work Function segment. The loss was related to the write-down of inventory and machinery to the proceeds of the sale, which approximated fair value. Also included in the loss amount was severance costs for employees at the Kolding location and future building lease costs because the buyer moved production operations to a different location. In 2010 the Company recognized additional expense of approximately $1,100 related to future building lease costs.
In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of the transaction occurred in 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed. Losses of approximately $4,400, $6,300 and $8,400 in 2010, 2009 and 2008, respectively, are reported in the Controls segment. In 2008 the machinery and inventory were written down to the proceeds expected to be received upon transfer of the assets. The expense in 2009 relates to the write-off of a customer relationship intangible asset, employee retention costs, and additional write-downs to machinery and inventory balances due to revisions of the sales agreement during 2009. In 2010 the Company recognized additional expense primarily related to a write-down of the carrying value of a building and an additional write-down of inventory. The inventory was held on consignment and the purchaser revised their estimates of future inventory purchases from the Company. As part of the sales agreement, the Company will recognize a commission payment in 2010 through 2012 based on the level of AC motor sales made by the purchaser. The Company recognized commission income of approximately $900 in 2010 which is included in Other, net on the consolidated statements of operations.
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
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

royalties on sales of TSD products. The effects of this wind-down will not have a material impact on the Company's operations.

(3) Restructuring Charges:
In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. Costs related to the Lawrence plant closing are included in the Work Function and Stand-Alone Businesses segments. This project was completed in 2010. The land and building at the Lawrence, Kansas location is available for sale and is classified in other current assets on the consolidated balance sheet.
In December 2008 the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. The costs related to the closure of Hillsboro are included in the Stand-Alone Businesses segment. The relocation of production activities from Hillsboro was completed in 2009.
In 2007, in preparation for disposing of the direct current (DC) electric motor business the Company incurred restructuring costs to transfer all DC production lines to one location and all alternating current (AC) production lines to another location. The costs related to the transfer of electric motors production lines and costs related to the relocation of certain production lines between facilities are included in the Controls segment. The projects were substantially completed in 2008. The Company sold its AC electric motor business related to the material handling market in June 2009. The losses related to the sale of the business, as discussed in Note 2, of approximately $4,400, 6,300, and $8,400, in 2010, 2009, and 2008, respectively, are not included in the restructuring charges below.
The following table summarizes the restructuring charges incurred, as well as the cumulative charges incurred on these projects.

	Work Function	Controls	Stand-Alone Businesses	Total
Charges incurred in 2010	$4,012	$—	$1,805	$5,817
Charges incurred in 2009	1,799	6,009	4,595	12,403
Charges incurred in 2008	—	47	960	1,007
Cumulative charges incurred	5,811	10,930	7,360	24,101

The restructuring costs incurred are reported in the consolidated statement of operations as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss on Asset Disposals	Total
Charges incurred in 2010	$3,075	$472	$2,270	$5,817
Charges incurred in 2009	5,813	4,500	2,090	12,403
Charges incurred in 2008	40	585	382	1,007
Cumulative charges incurred	13,113	6,226	4,762	24,101

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The following table summarizes the restructuring charges incurred and the activity in accrued liabilities during 2010, 2009 and 2008.

	Employee Termination Costs	Building and Lease Cancellation Costs	Accelerated Depreciation and Loss on Asset Disposals	Equipment Moving Costs	Other	Total
Balance as of January 1, 2008	$375	$—	$—	$—	$—	$375
Charges to expense	625	—	382	—	—	1,007
Payments made / other	(375)	—	(382)	—	—	(757)
Balance as of December 31, 2008	625	—	—	—	—	625
Charges to expense	2,275	2,162	4,569	829	2,568	12,403
Payments made / other	(2,049)	(1,607)	(4,569)	(829)	(2,568)	(11,622)
Balance as of December 31, 2009	851	555	—	—	—	1,406
Charges to expense	—	—	2,767	812	2,238	5,817
Payments made / other	(851)	(555)	(2,767)	(812)	(2,238)	(7,223)
Balance as of December 31, 2010	$—	$—	$—	$—	$—	$—

The employee termination costs in the table above relate to the restructuring projects described in this footnote. The table excludes employee termination costs related to headcount reductions that were the result of reduced sales volumes related to the worldwide economic downturn of approximately $13,900 and $11,100 included in cost of sales in 2009 and 2008, respectively and approximately $18,700 and $4,400 included in selling, general and administrative expense in 2009 and 2008, respectively.

(4) Inventories:
The composition of inventories is as follows:

	December 31,
	2010	2009
Raw materials	$93,653	$89,063
Work in progress	46,746	44,176
Finished goods and parts	80,828	64,263
LIFO allowance	(20,234)	(19,928)
Total	$200,993	$177,574
The Company recorded a LIFO decrement of approximately $25,900 in 2009.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

(5) Property, Plant and Equipment and Property Held for Sale:
The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2010	2009
Cost—
Land and improvements	$14,469	$16,785
Buildings and improvements	138,617	156,008
Machinery and equipment	953,170	1,022,728
Construction in progress	28,914	46,418
Plant and equipment under capital leases	4,380	4,700
Total costs	1,139,550	1,246,639
Less—accumulated depreciation	(731,453)	(733,152)
Net property, plant and equipment	$408,097	$513,487
Depreciation expense for 2010, 2009, and 2008 was $95,504, $115,252, and $110,934, respectively.
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
In 2009 the Company decided that the land and building at the Lawrence, Kansas location would be sold. This location was exited in the second quarter of 2010 as discussed in Note 3. The Company intends to sell the building, which was written down by approximately $2,000 in 2010 to a carrying value of approximately $3,500. The building is classified in other current assets in the Work Function segment.
The Company exercised the buy-out option in the capital lease for the building in Odense, Denmark in 2009. This location was previously used for the design and manufacture of electric drives until the business was exited in the second quarter of 2009 as discussed in Note 2. The Company intends to sell the building, which was written down by approximately $2,000 in 2010 to a carrying value of approximately $6,800. The building is classified in other current assets in the Controls segment.
In 2007 the Company decided that the land and building at the LaSalle, Illinois location would be sold. In 2008 the property was sold for a gain of approximately $1,400. The gain was reported in the Propel segment.

(6) Goodwill and Intangible Assets:
Goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completes its annual impairment test as of December 31 of each year.
The Company has identified ten reporting units that are either operating segments or one level below operating segments. As an overall reasonableness test in its step one analysis the Company reconciled the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price at the measurement date), plus a reasonable control premium, which is estimated as that amount which would be received to sell a majority share of the Company in an orderly transaction between market participants versus the market value of the minority shares as evidenced by the stock price.
When testing for goodwill impairment, the Company performs a first step of the goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a second step of the goodwill impairment test is performed to measure the amount of any impairment loss. Estimates about fair value used in the first step of the goodwill impairment tests have been calculated using an average of the income approach based on the present value of future cash flows of each reporting unit and the guideline public company model. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.
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
At December 31, 2010 the Company has $35,055 of goodwill related to its propel and electronic components reporting units which was tested for impairment, as required annually. The fair value of the propel and electronic components reporting units substantially exceeded the carrying value, resulting in no impairment.
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
The changes in the carrying amounts of goodwill for the years ended December 31, 2009 and 2010 are as follows:

	Propel Segment	Controls Segment	Stand-Alone Businesses	Total
Balance at January 1, 2009
Goodwill	$26,651	$8,654	$50,841	$86,146
Accumulated Impairment Losses	—	—	—	—
	26,651	8,654	50,841	86,146

Impairment	—	—	(50,841)	(50,841)
Translation adjustment	440	158	—	598

Balance as of Dec 31, 2009
Goodwill	27,091	8,812	50,841	86,744
Accumulated Impairment Losses	—	—	(50,841)	(50,841)
	27,091	8,812	—	35,903

Translation Adjustment	(625)	(223)	—	(848)

Balance as of Dec 31, 2010
Goodwill	26,466	8,589	50,841	85,896
Accumulated Impairment Losses	—	—	(50,841)	(50,841)
	$26,466	$8,589	$—	$35,055

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The following table summarizes the components of the other intangible asset balances at December 31, 2010 and 2009:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2010
Cost	$19,000	$10,700	$1,313	$1,967	$32,980
Accumulated amortization	(5,429)	(7,132)	(493)	(1,510)	(14,564)
Other intangible assets, net	$13,571	$3,568	$820	$457	$18,416
December 31, 2009
Cost	$19,000	$10,700	$1,334	$2,137	$33,171
Accumulated amortization	(4,887)	(6,417)	(320)	(1,963)	(13,587)
Other intangible assets, net	$14,113	$4,283	$1,014	$174	$19,584
The weighted average useful lives for the intangible assets are 35, 15, 14, and 4 years for trade name, technology, customer relationships, and other, respectively. Amortization of intangible assets was $1,832, $1,878, and $2,028 in 2010, 2009, and 2008, respectively. Amortization expense is expected to be approximately $1,700 in 2011, $1,500 in 2012, $1,500 in 2013, and $1,300 in 2014 and 2015.

(7) Fair Value and Derivative Financial Instruments:
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include the Company's derivative instruments related to foreign currency exchange contracts which are recognized at fair value. All derivative instruments are designated as and qualify for hedge accounting treatment, other than those contracts that no longer qualify as highly effective. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The fair values of the foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.
The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	December 31,
		2010	2009
Assets:
Foreign currency exchange contracts	Other current assets	$184	$791
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	867	322
Foreign currency exchange contracts	Other liabilities	255	—
		$1,122	$322
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	December 31,
	2010	2009
U.S. dollar	37,200	19,800
Euro	10,200	—
Interest rate swaps, designated as cash flow hedges, were used by the Company to establish fixed interest rates on outstanding borrowings. The interest rate swaps were settled in 2009 for a loss of $2,000 in connection with the debt repayment discussed in Note 8.
Changes in the fair value of derivative financial instruments are recognized in the statement of operations or in stockholders' equity as a component of other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in other comprehensive income. The amount of gain (loss), net of tax, recorded as a component of accumulated other comprehensive income related to foreign currency exchange contracts was a loss of $652 and a gain of $208 at December 31, 2010 and 2009, respectively. At December 31, 2010 the Company expects to reclassify $419 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the statement of operations during the next twelve months due to the actual fulfillment of forecasted transactions.
The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for 2010, 2009, and 2008:

	December 31,
Statement of Operations Classification	2010	2009	2008
Net Sales	$(824)	$(5,487)	$7,805
Other, net	(269)	864	(54)
Interest expense, net	—	(151)	(278)
	$(1,093)	$(4,774)	$7,473
The Company formally assesses at a hedge's inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective. When it is determined that a derivative has ceased to be highly effective as a hedge the Company discontinues hedge accounting prospectively. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income or expense, net. In 2009 the Company had derivative contracts with notional amounts of $3,300 that no longer qualified for hedge accounting as the sales were not expected to occur in the month originally specified. In 2009 income of $376 was recognized in other, net related to changes in the fair value of derivative contracts that were no longer deemed highly effective, which is included in the $864 in the table above. The sales related to the derivative contracts no longer deemed highly effective occurred within two months following the originally specified period. All derivative contracts qualified for hedge accounting in 2010.
In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statement of operations. There was no significant hedge ineffectiveness in 2010 or 2008. Except for the hedge ineffectiveness discussed above, there was no other significant hedge ineffectiveness in 2009.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

(8) Long-Term Debt:
Long-term debt outstanding at December 31, 2010 and 2009 consisted of the following:

	2010		2009
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Danfoss A/S Multicurrency Term Loan and Revolving Credit Facilities	$50,455	$199,134	$140,869	$332,370
Other Borrowings	732	3,465	1,138	4,719
Total	$51,187	$202,599	$142,007	$337,089
Related Person Loans
In September 2010, the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which replaced the 2009 Credit Agreement discussed below. The Danfoss Agreement includes two, five-year term loans of approximately $200,000 ($140,000 and 45,000 euro) and a three-year revolving credit facility of approximately $300,000 ($180,000 and 90,000 euro). The term loan bears interest at a fixed rate of 8.00% and 8.25% for the U.S. dollar and euro loans, respectively. The revolving credit facility bears interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the Danfoss Agreement, plus 3.9%. The principal amount outstanding under the revolving credit facility at December 31, 2010 was $50,455, and the loans thereunder had a weighted average interest rate of 4.30%. The Company paid closing fees of approximately $4,200 ($2,750 and 1,125 euro) to Danfoss A/S, which were capitalized and will be amortized to interest expense over the term of the Danfoss Agreement. The Company pays a quarterly commitment fee equal to 1.17% of the average daily unused portion of the Danfoss Agreement.
In November 2009, the Company entered into an unsecured term loan and revolving credit facility agreement with Danfoss A/S (the 2009 Credit Agreement) which replaced the Original Credit Agreement discussed below. The 2009 Credit Agreement was scheduled to mature on April 29, 2011 but was replaced by the Danfoss Agreement discussed above. Under the original terms of the 2009 Credit Agreement the Company was able to borrow up to $690,000. In May and August 2010, upon the request of the Company, the borrowing capacity of the 2009 Credit Agreement was reduced to $540,000 and $500,000, respectively. The principal amount outstanding under the 2009 Credit Agreement bore interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the 2009 Credit Agreement, plus 10%. The balance of the revolving credit facilities at December 31, 2009 was $140,869, and the loans had a weighted average interest rate of 10.3%. The 2009 Credit Agreement also included term loans of 92,000 euro and $200,000, with interest at an annual rate of 11.8% and 11.4%, respectively. The Company was required to pay a quarterly commitment fee equal to 4% of the average daily unused portion of the 2009 Credit Agreement.
In March 2009, the Company entered into a Multicurrency Term Loan and Revolving Credit Facilities agreement with Danfoss A/S (the Original Credit Agreement), which was scheduled to mature on September 30, 2010, but was terminated in November, 2009 and replaced by the 2009 Credit Agreement discussed above. Under the Original Credit Agreement the Company was able to borrow up to $490,000. Borrowings under the Original Credit Agreement bore interest at LIBOR, CIBOR or EURIBOR, plus a margin of 8.0%. The Original Credit Agreement also included term loans of 92,000 euro and $180,000, which accrued interest at an annual rate of 9.8% and 9.4%, respectively. Debt issuance costs of approximately $8,600 were capitalized but subsequently taken to interest expense when the Original Credit Agreement was replaced by the 2009 Credit Agreement. The Company was also required to pay a commitment fee of 4.0% on the unused portion of the Original Credit Agreement.
In November 2009, the Company entered into an agreement with Danfoss A/S whereby Danfoss A/S, from time to time, provides letters of intent to banks, financial institutions and other relevant third parties to provide comfort for credit facilities made available to the Company. In exchange for this service, Danfoss A/S charges the Company a facility fee based on a percentage, 1.1% at December 31, 2010, of all issued and outstanding letters of intent.
The Company incurred interest expense of $42,620 and $39,693 and commitment fee expense of $6,060 and $3,542 related to the debt with Danfoss A/S during the years ended December 31, 2010 and 2009, respectively. In addition, the

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

Company incurred facility fee expense of $2,152 and $1,253 in 2010 and 2009, respectively.
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
Other Borrowings
The Company borrows locally when favorable terms are available. In May 2007, the Company borrowed $150 from the Ames, Iowa Economic Development Commission. The loan bears interest at an annual rate of 4.13%, and the outstanding balance on the loan at December 31, 2010 was $82. In February, 2007 the Company borrowed 150,000 Indian rupee from Deutsche Bank AG. The loan bears interest at an annual rate of 11.75%, and the outstanding balance at December 31, 2010 was 75,000 Indian rupee (approximately $1,600). In December 2006, the Company borrowed $750 from the Iowa Department of Economic Development. The loan does not bear interest, and the outstanding balance at December 31, 2010 was $589. In April, 2005 the Company borrowed 150,000 Indian rupee from The Hong Kong and Shanghai Banking Corporation. The loan bears interest at a variable rate ranging from 8.20% to 9.36%, and had an outstanding balance of 85,980 Indian rupee (approximately $1,900) at December 31, 2010. A Danish subsidiary maintains a line of credit for purposes of centralizing cash management for the European locations. Sauer-Danfoss Inc. guarantees this line of credit up to 20,000 euro (approximately $28,000).
Loss on Early Retirement of Debt
The Company recognized a loss on early retirement of debt of $2,421 and $15,838 during the years ended December 31, 2010 and 2009, respectively. The loss in 2010 consisted of prepayment penalties of $1,674 and $747 related to the write-off of unamortized deferred financing costs. In 2009, the loss consisted of $8,064 of prepayment penalties, $2,000 to settle outstanding interest rate swap agreements related to debt repaid, and $5,774 to write-off unamortized deferred financing costs.
Repayment of Borrowings
Payments required to be made on long-term debt outstanding as of December 31, 2010 during the years ending 2011 through 2015 and for 2016 and thereafter are $51,187, $1,400, $1,198, $869, $199,132 and $0, respectively.

(9) Pension and Postretirement Benefits other than Pensions:
The Company has defined benefit pension plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company also provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The measurements for the pension and health benefits plans were performed at December 31.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

Pension Benefits
Pension expense for 2010, 2009, and 2008 for these defined benefit plans consists of the following components:

	December 31,
	2010	2009	2008
Service cost	$3,807	$4,021	$4,371
Interest cost	13,291	13,573	13,635
Expected return on plan assets	(11,643)	(11,144)	(12,202)
Amortization of prior service cost	(354)	(231)	(318)
Amortization of net loss	3,878	2,886	1,871
Settlement	1,541	—	—
Correction of error	(2,909)	—	—
Net periodic pension expense	7,611	9,105	7,357

Adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	4,865	(2,655)	38,735
Amortization of actuarial losses	(3,878)	(2,886)	(1,871)
Amortization of prior service (cost) credit	354	231	318
Settlement / curtailment / plan amendment	(1,541)	(2,427)	100
Correction of error	2,909	—	—
Total (gain) loss recognized in other comprehensive (income) loss	2,709	(7,737)	37,282
Total recognized in comprehensive (income) loss	$10,320	$1,368	$44,639
In 2010 a former executive of the Company received a lump sum distribution which resulted in settlement expense of $1,541.
In 2010 the Company changed its method of recognizing pension expense for its U.S. defined benefit pension plans. Previously a market related value of plan assets which reflected the changes in fair value of plan assets over a five year period was used to calculate the expected return on plan assets, a component of net periodic pension expense. In 2010 a change was made to use the fair value of plan assets to calculate the expected return on plan assets, which is consistent with how the non-U.S. plans recognize pension expense. As a result of this change $2,909 of income was recognized in 2010.
The Company expects to incur income of $199 related to the amortization of prior service costs and expense of $3,699 for amortization of net loss in 2011.
The weighted average assumptions used to determine net periodic pension expense are as follows:

	December 31,
	2010	2009	2008
Discount rate	5.8%	6.2%	6.2%
Rate of compensation increase	3.5%	1.5%	3.7%
Expected long-term rate of return on plan assets	7.2%	7.3%	7.3%
The discount rate reflects the current rate at which the associated liabilities could be effectively settled. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. The rate of compensation increase assumption reflects the Company's long-term actual experience, the near-term outlook and assumed inflation. The expected long-term rate of return on plan assets reflects asset allocations, investment strategy, and the views of investment managers and other large pension plan sponsors.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31,
	2010	2009
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(238,281)	$(220,473)
Service cost	(3,807)	(4,021)
Interest cost	(13,291)	(13,573)
Plan participant contributions	(887)	(1,068)
Plan curtailment(1)	—	2,427
Actuarial loss	(11,214)	(9,554)
Benefit payments	13,695	13,648
Effect of exchange rate changes	6,405	(5,667)
Benefit obligation at December 31	(247,380)	(238,281)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	164,360	135,550
Actual return on plan assets	17,992	23,353
Employer contributions	14,923	10,415
Effect of exchange rate changes	(3,745)	5,019
Plan participant contributions	887	1,068
Benefit payments	(11,636)	(11,045)
Fair value of plan assets at December 31	182,781	164,360
Funded status at December 31	(64,599)	(73,921)
Net amount recognized	$(64,599)	$(73,921)

(1)	Reduced benefit obligation due to plan curtailment is related to the significant reduction in plan participants in the U.S. plan.
The weighted average assumptions used to determine the benefit obligation are as follows:

	December 31,
	2010	2009
Discount rate	5.3%	5.8%
Rate of compensation increase	3.5%	3.5%
Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2010	2009
Long-term pension asset	$5,539	$371
Current pension liability	(55)	(1,892)
Long-term pension liability	(70,083)	(72,400)
Net amount recognized	$(64,599)	$(73,921)

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The total accumulated benefit obligation for all pension plans at December 31, 2010 and 2009 was $231,903 and 224,764, respectively.
The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected and accumulated benefit obligations in excess of plan assets as of December 31, 2010 and 2009 were as follows:

	Projected and Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2010	2009	2010	2009
Projected benefit obligation	$148,460	$133,780	$51,797	$54,199
Accumulated benefit obligation	139,504	124,967	48,063	52,475
Fair value of plan assets	106,792	90,988	23,325	22,702
Amounts recorded in accumulated other comprehensive income as of:

	December 31,
	2010	2009
Actuarial loss	$66,163	$65,002
Prior service cost	(2,740)	(3,391)
	$63,423	$61,611
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
The target asset allocation for the U.K. pension assets, on average, is 44% in equity securities, 55% in fixed income securities, and 1% in cash. This allocation is expected to earn an average annual rate of return of approximately 5.8%.
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
The weighted average asset allocations by asset category for the pension plans at December 31 are as follows:

	U.S. Plans		U.K. Plans		German Plans
	2010	2009	2010	2009	2010	2009
Equity securities	65%	66%	44%	42%	14%	14%
Fixed income securities	34	33	55	50	81	81
Other	1	1	1	8	5	5
Total	100%	100%	100%	100%	100%	100%

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The following table presents the Company's plan assets using the fair value hierarchy as of December 31, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Level 1	Level 2	Level 3	Total
Fixed income securities
Corporate bonds	$—	$15,515	$—	$15,515
International index-linked government securities	31,581	—	—	31,581
Fixed income funds	—	36,335	—	36,335
Cash equivalents and short-term investments	1,752	—	—	1,752
Equity securities
Common and preferred stock	2,413	—	—	2,413
Common/collective/pooled funds	737	45,718	—	46,455
Derivatives	39	—	—	39
International equity	48,348	—	—	48,348
Total	$84,870	$97,568	$—	$182,438
Receivables				366
Payables				(23)
Total plan assets				$182,781
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
Postretirement Benefits
The Company has contributory health benefit plans covering certain groups of U.S. employees. Contributions are reviewed annually and are adjusted as appropriate. U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible for a Medicare reimbursement allowance based on years of service. U.S. employees hired after January 1, 1993, and retiring after age 65 with ten years of service, will be eligible at age 65 for a Medicare reimbursement allowance based on years of service.
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2010, 2009, and 2008, were as follows:

	2010	2009	2008
Service cost	$172	$211	$225
Interest cost	2,865	2,597	2,634
Amortization of prior service cost	(128)	—	—
Amortization of net loss	1,676	921	1,030
Postretirement benefit expense	$4,585	$3,729	$3,889

Adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	9,582	6,296	2,495
Amortization of actuarial losses	(1,676)	(921)	(1,030)
Amortization of prior service (cost) credit	128	—	—
Settlement / curtailment / plan amendment	—	(2,860)	—
Total (gain) loss recognized in other comprehensive (income) loss	8,034	2,515	1,465
Total recognized in comprehensive (income) loss	12,619	6,244	5,354
The Company expects to incur income of $128 for amortization of prior service costs and expense of $1,983 for amortization of net loss in 2011.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2010	2009
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(43,875)	$(41,060)
Service cost	(172)	(211)
Interest cost	(2,865)	(2,597)
Plan participant contributions	(484)	(495)
Plan amendment	—	2,081
Plan curtailment	—	779
Actuarial loss	(9,582)	(6,296)
Benefit payments	4,143	4,011
Health care subsidy receipts	(124)	(87)
Benefit obligation at December 31	(52,959)	(43,875)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	3,535	3,429
Plan participant contributions	484	495
Health care subsidy receipts	124	87
Benefit payments	(4,143)	(4,011)
Fair value of plan assets at December 31	—	—
Benefit obligation	(52,959)	(43,875)
Less current portion	3,682	2,828
Postretirement benefit obligation, long-term	$(49,277)	$(41,047)

Amounts recognized in accumulated other comprehensive income as of:

	December 31,
	2010	2009
Actuarial loss	$32,336	$24,430
Prior service credit	(1,953)	(2,081)
	$30,383	$22,349
The assumed weighted average rate of increase in the per capita cost of covered health benefits used to determine the accumulated postretirement benefit obligation at December 31, 2010 was assumed to be a 7.8% increase from 2010 to 2011, gradually decreasing to 4.5% through 2027 and for all future years. The benefit obligation at December 31, 2009 and the 2010 cost assumed an 8.0% increase from 2009 to 2010, gradually decreasing to 4.5% through 2027 and all future years.
A one percent increase in the assumed health care trend rates would have increased the accumulated postretirement benefit obligation at December 31, 2010, by $4,987, and increased postretirement benefit expense for 2010 by $264. A one percent decrease in the assumed health care trend rates would have decreased the accumulated postretirement benefit obligation at December 31, 2010, by $4,265, and decreased postretirement benefit expense for 2010 by $228.
The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 5.25%, 6.0%, and 6.25% for 2010, 2009, and 2008, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

	Pensions	Health Care	Health Care Subsidy Receipts
2011	$10,555	$3,826	$143
2012	11,042	3,971	158
2013	11,525	3,996	177
2014	11,960	4,130	192
2015	12,869	4,204	204
2016-2020	74,046	20,505	1,217
The Company plans to contribute approximately $16,800 to the Company pension and health benefit plans in 2011.
The Company also maintains two defined contribution plans, the Sauer-Danfoss Employees' Savings Plan and the Sauer-Danfoss LaSalle Factory Employee Savings Plan, for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $2,200, $2,400, and $3,100 to these plans in 2010, 2009 and 2008, respectively.

(10) Income Taxes:
The Company's income (loss) before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
United States	$50,472	$(97,054)	$15,387
European and other	144,613	(174,181)	(12,657)
Total	$195,085	$(271,235)	$2,730
The Company's primary German operation is treated as a flow-through entity for U.S. tax purposes. The above analysis of pretax income (loss) and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.
The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2010	2009	2008
Current
United States
Federal	$225	$225	$(1,575)
State	(332)	254	(1,487)
European and other	(24,608)	(9,779)	(30,012)
Total current	(24,715)	(9,300)	(33,074)
Deferred
United States
Federal	73,628	(50,659)	(3,454)
State	6,020	(4,960)	(102)
European and other	(3,750)	3,900	22,570
Total deferred	75,898	(51,719)	19,014
Total income tax benefit (expense)	$51,183	$(61,019)	$(14,060)

A reconciliation of tax benefit (expense) calculated using the U.S. statutory tax rate of 35% and recorded income tax expense based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
Tax benefit (expense) based on U.S. statutory tax rate	$(68,280)	$94,932	$(956)
Statutory tax rate change	—	—	93
Foreign taxes (rate and other differences)—net	15,017	(14,652)	(5,890)
State income taxes–net of federal benefit	3,697	(3,059)	(1,033)
Tax effect of minority interest	5,968	3,242	3,869
Changes in tax reserves and allowances—net	99,166	(123,305)	(3,051)
Non-deductible expenses/Non-taxable income—net	(1,805)	(1,884)	(971)
U.S. & foreign goodwill impairment	—	(17,163)	(6,281)
Other	(2,580)	870	160
Total income tax benefit (expense)	$51,183	$(61,019)	$(14,060)

The components of the Company's net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$56,670	$—	$77,565	$—
Deferred compensation, postretirement medical and accrued pension benefits	48,465	(4,292)	39,288	—
Fixed asset basis differences	15,899	(9,682)	22,440	(12,998)
Inventory and warranty accruals	10,248	(1,407)	13,660	(1,574)
Intangible asset fair market value step-up	4,481	(8,791)	6,394	(9,421)
Other items	18,422	(8,196)	29,498	(10,964)
Gross deferred tax assets/liabilities	154,185	(32,368)	188,845	(34,957)
Valuation allowance	(28,935)	—	(130,475)	—
Net deferred tax assets/liabilities	125,250	(32,368)	58,370	(34,957)
Less current portion	(17,241)	3,717	(3,912)	1,249
Net deferred tax assets/liabilities, long-term	$108,009	$(28,651)	$54,458	$(33,708)
The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment.
In 2010 the Company determined that the valuation allowances on most of the net deferred tax assets in the U.S. that were established in 2009 were no longer necessary. Future taxable income projections support the realization of the U.S. deferred tax assets. The reversal of the U.S. valuation allowance accounts for a majority of the decrease in valuation allowances of approximately $102,000. Valuation allowances related to net deferred tax assets in Denmark and Italy comprise the majority of the valuation allowance at December 31, 2010.
As of December 31, 2010 and 2009, the Company had not provided U.S. federal income taxes on $148,477 and $126,686, respectively, of undistributed earnings recorded by certain subsidiaries outside the U.S. since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce U.S. tax liability if these foreign earnings were remitted.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. During 2010, the Internal Revenue Service notified the Company of their intent to audit the Company's 2009 federal income tax return. The audit will commence during the first quarter of 2011.

A reconciliation of the beginning and ending gross unrecognized tax benefits (UTB) is as follows:

Amount
Gross UTB balance at January 1, 2010	$1,769
Additions based on tax positions related to the current year	614
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Foreign currency adjustments	(81)
Reductions due to lapse of applicable statute of limitations	—
Gross UTB balance at December 31, 2010	$2,302
Net UTB impacting the effective tax rate at December 31, 2010	$281
The total amount of UTB that, if recognized, would affect the effective tax rate as of December 31, 2010 and 2009 were $281 and $144, respectively. The total amount of UTB is not expected to significantly increase or decrease within the next twelve months. The net UTBs are included as components of deferred income tax assets and other liabilities in the consolidated balance sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expense. Interest and penalties of $337 and $288 have been accrued as of December 31, 2010 and 2009, respectively. Interest and penalty expense of $61 and $90 were recognized for years ending December 31, 2010 and 2009, respectively.
The Company had the following tax return loss carryforwards available to offset future years' taxable income at December 31, 2010:

	Amount	Expiration Dates
German NOL—National	$1,336	None
German NOL—Trade	4,111	None
U.S. NOL	36,212	2011-2029
U.K. NOL	10,333	None
Denmark NOL	55,646	None
Italy NOL	8,680	2014
Brazil NOL	9,833	None
China NOL	4,806	2012-2014
Other non-U.S. NOL	2,816	Various
State NOL	32,469	2011-2029
Foreign tax credits (available to offset U.S. taxes)	14,892	2019-2020
State tax credits	533	2011-2019

(11) Accumulated Other Comprehensive Income:
        The changes in accumulated other comprehensive income for the years ended December 31, 2008, 2009, and 2010 follows:

	Currency Translation	Pension/ Postretirement Benefit Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2008	$118,067	$(39,094)	$2,712	$81,685
Change in period	(23,295)	(38,747)	(9,185)	(71,227)
Effect of exchange rate changes	—	1,872	(85)	1,787
Income tax benefit	(1,094)	14,435	2,409	15,750
Balance as of December 31, 2008	93,678	(61,534)	(4,149)	27,995
Change in period	16,676	5,222	6,174	28,072
Effect of exchange rate changes	—	(1,042)	(44)	(1,086)
Income tax benefit (expense)	8	2,206	(1,773)	441
Balance as of December 31, 2009	110,362	(55,148)	208	55,422
Change in period	(6,670)	(10,743)	(1,140)	(18,553)
Effect of exchange rate changes	—	985	70	1,055
Income tax benefit (expense)	(366)	(6,968)	210	(7,124)
Balance as of December 31, 2010	$103,326	$(71,874)	$(652)	$30,800

(12) Noncontrolling Interests:
        Noncontrolling interests in net assets and income reflected in the accompanying consolidated financial statements for 2010, 2009, and 2008 consists of:

a)	A 40% noncontrolling interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership.

b)	A 40% noncontrolling interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture.

c)	A 35% noncontrolling interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation.

d)	A 49.9% noncontrolling interest held by Topcon Positioning Systems in TSD Integrated Controls LLC, a U.S. limited partnership.

e)	A 55% noncontrolling interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation.
        The following table sets forth the components of noncontrolling interest in the consolidated balance sheets:

	December 31,
	2010	2009
Hydro-Gear Limited Partnership	$24,742	$28,187
Sauer Shanghai Hydraulic Transmission Co., Ltd.	22,978	13,699
Sauer-Danfoss-Daikin, Ltd.	15,204	11,543
TSD Integrated Controls LLC(1)	(648)	(864)
Daikin-Sauer-Danfoss Manufacturing, Ltd.	12,734	10,095
Total	$75,010	$62,660

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

(13) Equity-Based Compensation:
        The Company's 2006 Omnibus Incentive Plan (2006 Incentive Plan) provides for the grant of stock options, stock appreciation rights, restricted stock, performance units, performance shares, and other incentive awards to officers and key employees and qualifies certain awards for the performance-based exception to obtain favorable tax treatment. The total number of shares of common stock that may be subject to awards or be issued under the 2006 Incentive Plan shall not exceed 3,500,000 shares. The settlement of performance units is in shares of Company stock or cash as determined by the Compensation Committee of the Board of Directors. The performance units entitle the participants to receive an amount equal to the Company's dividends during the vesting period.
        All grants to employees in 2010 under the 2006 Incentive Plan were cash-based awards. There were no grants to employees under the 2006 Incentive Plan in 2009. In 2008 the Compensation Committee granted 328,053 performance units under the 2006 Incentive Plan, 307,945 of which were to be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 20,108 performance units granted to certain individuals that were to be settled in cash. In 2007 the Compensation Committee granted 273,101 performance units under the 2006 Incentive Plan, 213,553 of which were to be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 59,548 performance units granted to certain individuals that were to be settled in cash. The units to be settled in cash are accounted for as liability units, with the remainder of the units accounted for as equity units.

The following chart summarizes performance unit activity under the Plan for the year ended December 31, 2010:

Equity Units	Number	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period in Years
Units oustanding at January 1	339,998	$23.90	3.0
Units vested	(138,541)	31.18	3.0
Units forfeited	(35,390)	18.89	3.0
Units outstanding at December 31	166,067	18.89	3.0

The Compensation Committee sets performance goals for each performance unit grant and depending on the extent to which these goals are met will determine the number of performance units that will be paid out to the participants. Based on performance results for 2008 through 2010 the performance units granted in 2008 will not receive a payout as the minimum performance threshold was not met.
        Compensation expense is recognized over the vesting period of three years, measured based on the market price of the Company's stock at the date of grant with an offsetting increase in additional paid-in capital. The expense related to the grants that will be settled in cash is based on the market price of the Company's stock as of the balance sheet date. In accordance with the terms of the performance unit grants of the previous President and CEO of the Company, who retired on January 1, 2009, the grants related to performance periods after he left the company would be paid at 100% of the performance target and therefore the expense for his 2007 and 2008 grants were fully expensed in 2008, rather than over the three year performance period.
        In 2007 the Compensation Committee awarded 10,000 shares of restricted stock under the 2006 Incentive Plan. Vesting of 5,000 of the shares occurred in both 2009 and 2008. The restricted stock awards entitle the participants to full dividend and voting rights. The value of the award was established based on the market value of the stock as of the grant date.
        Compensation income or expense recognized in selling, general, and administrative expenses in conjunction with the performance units and restricted stock outstanding was expense of $18 in 2009 and income of $2,260 in 2008. The income recognized in 2008 was due to reducing the accrual related to the performance units to be settled in cash and the accrual related to the 2007 performance unit grant due to the decrease in financial performance during 2008. The tax expense recognized related to the 2008 income was $814 and tax benefits recognized related to expense was $6 in 2009. The Company did not recognize any additional compensation expense related to the outstanding performance units and restricted stock under this plan in 2010.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The 2006 Incentive Plan also allows for grants of equity based shares to directors of the Company.  The Company awarded 13,500 shares of restricted stock in 2010 and 2009 and 15,000 shares of restricted stock in 2008 to non-employee directors. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. In 2009, 3,000 shares of restricted stock were forfeited prior to being vested. The value of each award was established based on the market value of the stock as of the grant date. Expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the three year vesting period of the grants. In 2010, related to the cash tender offer initiated by Danfoss Acquisition to acquire the outstanding shares of stock, the board of directors removed the transfer restrictions on the restricted stock granted in 2007, 2008, and 2009. Expense recognized in conjunction with the restricted stock outstanding to non-employee directors in 2010, 2009, and 2008 amounted to $326, $235, and $448, respectively.

(14) Related Person Transactions:
        In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2010, 2009, and 2008 was approximately $36,000, $43,800, and $87,100, respectively. At December 31, 2010 and 2009 approximately $9,600 and $10,000 owed to Danfoss A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2010, during the years ending 2011 through 2015 and 2016 and thereafter, are $8,178, $8,081, $7,843, $7,843, $2,614, and $34,561, respectively. The Company also sold products to Danfoss A/S totaling approximately $6,500, $3,200, and $6,800 during 2010, 2009, and 2008, respectively. At December 31, 2010 and 2009 approximately $1,600 and $800 due from Danfoss A/S is included in accounts receivable on the consolidated balance sheet.
        The subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash paid or received under these two methods is reported as a capital contribution or a dividend distribution in the consolidated statements of stockholders' equity and comprehensive income (loss). In 2010 the Company received approximately $14,900 from Danfoss A/S related to the usage of the Company's net operating loss (NOL) carryforwards generated in Denmark on the joint tax return for 2009. The Company paid approximately $1,800 to Danfoss A/S in 2010 as the Company is generating taxable income in Denmark in 2010.
        The Company can borrow up to $500,000 under a term loan and revolving credit facility with Danfoss A/S. Refer to Note 8 for additional discussion of the Danfoss Agreement which was entered into in September 2010.
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
        The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $6,300, $4,000, and, $5,600 in 2010, 2009, and 2008, respectively.
The Company purchases inventory components from Agri-Fab, Inc., a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $1,000 in each year for 2010, 2009, and 2008. The Company also began to loan excess cash to Agri-Fab, Inc. in 2009. The balance outstanding from Agri-Fab, Inc. at December 31, 2010 and 2009 was $0 and $4,500, respectively. The Company recorded interest income of approximately $300 in both 2010 and 2009.
        The Company sold product totaling approximately $4,300, $2,300 and $4,100 in 2010, 2009 and 2008, respectively, to Daikin Industries Ltd. (Daikin), a noncontrolling interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2010, 2009, and 2008 were approximately $6,200, $5,200 and $6,500, respectively. In 2010 the Company entered an Agreement with Daikin to loan excess cash or borrow funds as needed. At December 31, 2010 the balance outstanding was $986.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The Company began to purchase product from Topcon Positioning Systems, Inc., a noncontrolling interest owner in an entity included in the Company's consolidated financial statements, in 2009 as a result of the termination of the joint venture agreement discussed in Note 2. Purchases were approximately $1,900 and $300 in 2010 and 2009, respectively.
        The Company had sales to Faun Umwelttechnik GmbH & Co., a company owned by a director of the Company, of approximately $1,700, $2,000 and $1,000 in 2010, 2009 and 2008, respectively.

(15) Commitments, Contingencies, and Guarantees:
        The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2010, 2009, and 2008 was $29,395, $23,910, and $26,254, respectively. Rent is expensed on a straight-line basis over the term of the leases.
        Minimum future rental commitments under all noncancelable operating leases as of December 31, 2010, during the years ending 2011 through 2015 and for 2016 and thereafter, are $15,747, $12,819, $10,769, $8,865, $7,442, and $30,263, respectively.
        The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2010, during the years ending 2011 through 2015 and for 2016 and thereafter, are $610, $275, $36, $5, $0, and $0, respectively.
        The Company was named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the proposal by Danfoss Acquisition Inc., a wholly owned subsidiary of Danfoss A/S, to make a tender offer to purchase all the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss A/S. When the proposed tender offer was not consummated, the Lawsuits were dismissed as moot. The only remaining issue is resolution of the application by certain plaintiffs in the Delaware Chancery Court for attorney's fees and expenses in the amount of $790. The Company is vigorously opposing the plaintiff's application and a ruling by the Court is expected in 2011. It is not possible at this time to predict the amount, if any, of legal fees and expenses that might be awarded.
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

(16) Quarterly Financial Data (Unaudited):
        Summarized quarterly data is set forth in the following table:

	First	Second	Third	Fourth	Total
2010
Net sales	$386,770	$432,226	$392,649	$428,938	$1,640,583
Gross profit	112,506	132,077	118,984	134,561	498,128
Net income attributable to Sauer-Danfoss Inc.	20,724	34,555	32,100	126,020	213,399
Basic net income per common share (1)	$0.43	$0.71	$0.66	$2.60	$4.41
Diluted net income per common share	$0.43	$0.71	$0.66	$2.60	$4.40
2009
Net sales	$349,695	$277,411	$253,074	$278,851	$1,159,031
Gross profit	58,018	30,803	14,954	24,178	127,953
Net loss attributable to Sauer-Danfoss Inc.	(78,406)	(121,826)	(70,801)	(74,733)	(345,766)
Basic net income (loss) per common share	$(1.62)	$(2.52)	$(1.46)	$(1.55)	$(7.15)
Diluted net income (loss) per common share	$(1.62)	$(2.52)	$(1.46)	$(1.55)	$(7.15)
2008
Net sales	$617,399	$611,538	$490,188	$371,388	$2,090,513
Gross profit	147,725	138,006	111,866	38,013	435,610
Net income (loss) attributable to Sauer-Danfoss Inc.	27,863	22,706	10,901	(90,611)	(29,141)
Basic net income (loss) per common share	$0.58	$0.47	$0.23	$(1.88)	$(0.60)
Diluted net income (loss) per common share (1)	$0.57	$0.47	$0.22	$(1.88)	$(0.60)

(1)     Basic and diluted net income (loss) per common share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic and diluted net income (loss) per common share may not agree to the annual total.

(17) Segment and Geographic Information:
        Beginning in 2010, the Company changed the way segments are reported to reflect the changes in its organizational structure around its various product lines of Propel, Work Function, Controls and Stand-Alone Businesses. To permit comparisons to at least one prior year, the Company has compiled information for 2009 on the same basis as that used in 2010. It was not practicable to compile information for 2008 on the same basis.
The Company's reportable segments are organized around its various product lines of Propel, Work Function, Controls and Stand-Alone Businesses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses, an aggregation of two operating segments, includes open circuit gear pumps and motors, cartridge valves and hydraulic integrated circuits, directional control valves, inverters, and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle and are marketed under their own names and operate as independent businesses. Segment costs in Global Services relate to internal global service departments and include costs such as

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.
        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. The following table presents the significant items by reportable segment as of and for the years ended December 31, 2010, and 2009, respectively:

	Propel	Work Function	Controls	Stand-Alone Businesses	Global Services	Total
2010
Net sales	$717,193	$320,716	$243,163	$359,511	$—	$1,640,583
Segment income (loss)	165,047	28,674	49,113	35,796	(31,678)	246,952
Interest income						1,455
Interest expense						(50,901)
Loss on early retirement of debt						(2,421)
Income before income taxes						195,085
Total assets	380,574	198,560	119,415	169,230	260,425	1,128,204
Depreciation and amortization	35,957	22,640	14,794	21,814	2,131	97,336
Capital expenditures	10,408	4,355	4,279	5,771	1,405	26,218
2009
Net sales	$463,590	$233,843	$185,503	$276,095	$—	$1,159,031
Segment loss	(23,317)	(69,506)	(23,779)	(66,461)	(23,938)	(207,001)
Interest income						1,775
Interest expense						(50,171)
Loss on early retirement of debt						(15,838)
Loss before income taxes						(271,235)
Total assets	341,532	220,064	128,743	155,855	222,123	1,068,317
Depreciation and amortization	45,984	24,251	17,891	26,399	2,605	117,130
Capital expenditures	15,148	13,658	8,090	5,500	576	42,972

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

The following table presents comparative information for the three years ended December 31, 2010, in the format of the Company's prior segment reporting. This is being included because the Company does not have comparable information for its new segmentation for the year ended December 31, 2008.

	Propel	Work Function	Controls	Global Services	Total
2010
Net sales	$906,557	$374,145	$359,881	$—	$1,640,583
Segment income (loss)	205,816	27,098	45,716	(31,678)	246,952
Interest income					1,455
Interest expense					(50,901)
Loss on early retirement of debt					(2,421)
Income before income taxes					195,085
Total assets	461,260	223,441	183,078	260,425	1,128,204
Depreciation and amortization	46,957	27,315	20,933	2,131	97,336
Capital expenditures	15,345	4,712	4,756	1,405	26,218
2009
Net sales	$613,433	$274,654	$270,944	$—	$1,159,031
Segment loss	(24)	(81,932)	(101,107)	(23,938)	(207,001)
Interest income					1,775
Interest expense					(50,171)
Loss on early retirement of debt					(15,838)
Loss before income taxes					(271,235)
Total assets	404,990	243,947	197,257	222,123	1,068,317
Depreciation and amortization	57,584	31,740	25,201	2,605	117,130
Capital expenditures	19,336	14,390	8,670	576	42,972
2008
Net sales	$1,016,609	$561,416	$512,488	$—	$2,090,513
Segment income (loss)	156,805	(65,699)	(21,386)	(42,362)	27,358
Interest income					1,026
Interest expense					(25,654)
Income before income taxes					2,730
Total assets	541,489	330,628	272,186	323,373	1,467,676
Depreciation and amortization	48,111	38,411	23,485	2,955	112,962
Capital expenditures	98,982	54,312	36,714	8,626	198,634

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales(1)			Long-Lived Assets(2)
	2010	2009	2008	2010	2009
United States	$612,787	$424,680	$740,506	$110,738	$138,416
China	192,483	102,715	95,804	10,042	9,090
Germany	144,657	120,084	229,101	57,089	71,354
Italy	81,537	64,021	145,666	12,072	16,316
Denmark(3)	20,693	16,405	36,146	109,500	144,282
Other countries	588,426	431,126	843,290	173,660	196,516
Total	$1,640,583	$1,159,031	$2,090,513	$473,101	$575,974

(1)Net sales are attributed to countries based on location of customer.

(2)Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)Majority of this country's sales are shipped outside of the home country where the product is produced.
        No single customer accounted for 10% or more of total consolidated net sales in any year presented.

(18) Subsequent Events:
The Company has evaluated subsequent events through March 3, 2011, the date the financial statements were issued, to ensure that the Form 10-K includes appropriate disclosure of events recognized in the consolidated financial statements as of December 31, 2010, and events that occurred subsequent to December 31, 2010 but were not recognized in the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sauer-Danfoss Inc.:
        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Des Moines, Iowa
March 3, 2011

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
        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Independent Oversight
        All of our directors are skilled business leaders. The members of the Board and each committee have express authority to retain outside advisors. The Board and each committee perform annual self-evaluations in order to assess their performance and to ensure that the Board and committee structure is providing effective oversight of corporate management.
        Our Audit Committee is composed entirely of independent outside directors. The Committee meets periodically with management, the internal auditors, and the independent auditors, both separately and jointly, to discuss internal accounting controls and the quality of financial reporting. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit Committee, with or without management representatives present, to discuss the results of their audits and their opinions on the adequacy of internal controls and the quality of financial reporting. The Audit Committee has the direct responsibility for the appointment of the independent registered public accounting firm to be retained for the coming year, subject to stockholder approval.
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

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2009, and 2010
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2008
Allowance for doubtful accounts	$5,133	1,394	(1,000)	(317)	$5,210
For the year ended December 31, 2009
Allowance for doubtful accounts	$5,210	728	(860)	562	$5,640
For the year ended December 31, 2010
Allowance for doubtful accounts	$5,640	332	(757)	(290)	$4,925

EXHIBITS

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Sauer-Danfoss Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008 (Dollars in thousands, except per share data)
Report of Management
Report of Independent Registered Public Accounting Firm
Schedule II Sauer-Danfoss Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended December 31, 2008, 2009, and 2010 (in thousands)