Form 10-K/A
period 2010-12-31
SAUER DANFOSS INC
filed 2011-03-16
CIK 865754

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
         As of March 14, 2011 there were 48,413,316 shares of common stock, $0.01 par value, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         None.

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Sauer-Danfoss Inc. (the “Company”) amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2011 (the “Original Form 10-K”). Capitalized terms used but not defined in this Amendment No. 1 have the meanings specified in the Original Form 10-K.
This Amendment No. 1 is being filed solely to include Exhibit 21, Subsidiaries of the Registrant, which was inadvertently omitted from the Original Form 10-K.
Except as described in this Explanatory Note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after March 3, 2011, which was the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this Explanatory Note, Part IV (Item 15(a)(3)), the signature page, and the exhibits identified in Part IV (Item 15(a)(3)).

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report.

(3)	Exhibits

Exhibit No.	Description of Document
21	Subsidiaries of the Registrant.
24	Powers of Attorney granted by directors and executive officers (incorporated herein by reference to the signature page of the Original Form 10-K filed with the SEC on March 3, 2011).
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	The Registration Rights Agreement is attached as Exhibit 10.1(b) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

(b)	The exhibits that are listed under Item 15(a)(3) above are filed or incorporated by reference hereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER-DANFOSS INC.
By:	/s/ KENNETH D. MCCUSKEY
Kenneth D. McCuskey Vice President and Chief Accounting Officer, Secretary
Date: March 16, 2011
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

Signature	Title	Date

/s/ SVEN RUDER	Director and President and Chief Executive Officer	March 16, 2011
Sven Ruder
/s/ JESPER V. CHRISTENSEN	Executive Vice President and Chief Financial Officer	March 16, 2011
Jesper V. Christensen
/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting Officer, Secretary	March 16, 2011
Kenneth D. McCuskey
*	Director	March 16, 2011
Niels B. Christiansen
*	Director	March 16, 2011
Jørgen M. Clausen
*	Director	March 16, 2011
Kim Fausing

Signature	Title	Date

*	Director	March 16, 2011
Richard J. Freeland
*	Director	March 16, 2011
Per Have
*	Director	March 16, 2011
William E. Hoover, Jr.
*	Director	March 16, 2011
Johannes F. Kirchhoff
*	Director	March 16, 2011
Anders Stahlschmidt
*	Director	March 16, 2011
Steven H. Wood

*By:	/s/ KENNETH D. MCCUSKEY
Kenneth D. McCuskey Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description of Document
21	Subsidiaries of the Registrant.
24	Powers of Attorney granted by directors and executive officers (incorporated herein by reference to the signature page of the Original Form 10-K filed with the SEC on March 3, 2011).
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).