Form 10-Q
period 2011-03-31
SAUER DANFOSS INC
filed 2011-05-05
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☒

As of May 3, 2011, 48,413,316 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$564,742	$386,770
Cost of sales	375,483	274,264
Gross profit	189,259	112,506
Selling, general and administrative	54,256	53,831
Research and development	14,095	12,473
Gain on asset disposals	(310)	(963)
Total operating expenses	68,041	65,341
Operating income	121,218	47,165

Nonoperating income (expense):
Interest expense, net	(6,101)	(16,553)
Other, net	(4,499)	2,250
Nonoperating expenses, net	(10,600)	(14,303)
Income before income taxes	110,618	32,862
Income tax expense	(26,083)	(2,268)
Net income	84,535	30,594
Net income attributable to noncontrolling interest, net of tax	(13,981)	(9,870)
Net income attributable to Sauer-Danfoss Inc.	$70,554	$20,724
Net income per common share, basic and diluted	$1.46	$0.43
Weighted average basic shares outstanding	48,396,557	48,353,748
Weighted average diluted shares outstanding	48,478,248	48,452,591

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,947	$44,039
Accounts receivable (net of allowances of $5,540 and $4,925 in 2011 and 2010, respectively)	302,929	213,896
Inventories	213,365	200,993
Other current assets	98,831	88,166
Total current assets	654,072	547,094

Property, Plant and Equipment (net of accumulated depreciation of $783,339 and $731,453 in 2011 and 2010, respectively)	410,539	408,097

Other Assets:
Goodwill	36,534	35,055
Other intangible assets, net	18,075	18,416
Deferred income taxes	97,816	108,009
Other	11,229	11,533
Total other assets	163,654	173,013
Total Assets	$1,228,265	$1,128,204

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$20,519	$27,700
Long-term debt due within one year	11,736	51,187
Accounts payable	209,508	177,505
Accrued salaries and wages	53,872	56,442
Accrued warranty	28,437	28,183
Other accrued liabilities	57,762	48,564
Total current liabilities	381,834	389,581

Long-Term Debt	206,919	202,599

Other Liabilities:
Long-term pension liability	66,243	70,083
Postretirement benefits other than pensions	49,277	49,277
Deferred income taxes	28,863	28,651
Other	21,502	18,876
Total other liabilities	165,885	166,887

Total liabilities	754,638	759,067

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2011 and 2010; issued and outstanding 48,413,316 in 2011 and 48,408,259 in 2010	484	484
Additional paid-in capital	348,243	348,289
Accumulated deficit	(14,892)	(85,446)
Accumulated other comprehensive income	54,108	30,800
Total Sauer-Danfoss Inc. stockholders' equity	387,943	294,127
Noncontrolling interest	85,684	75,010
Total stockholders' equity	473,627	369,137

Total Liabilities and Stockholders' Equity	$1,228,265	$1,128,204
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
December 31, 2010	48,408,259	$484	$348,289	$(85,446)	$30,800	$75,010	$369,137
Comprehensive income:
Net income	—	—	—	70,554	—	13,981
Pension adjustments, net of tax	—	—	—	—	(51)	—
Unrealized gains on hedging activities, net of tax	—	—	—	—	1,453	—
Currency translation	—	—	—	—	21,906	217
Total comprehensive income							108,060
Performance units vested	5,057	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(63)	—	—	—	(63)
Restricted stock compensation	—	—	17	—	—		17
Noncontrolling interest distribution	—	—	—	—	—	(3,524)	(3,524)
March 31, 2011 (Unaudited)	48,413,316	$484	$348,243	$(14,892)	$54,108	$85,684	$473,627

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$84,535	$30,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,472	25,438
Gain on asset disposals	(310)	(963)
Change in deferred income taxes	10,283	749
Changes in operating assets and liabilities
Accounts receivable, net	(72,991)	(80,279)
Inventories	(5,236)	30
Other current assets	(6,057)	4,404
Accounts payable	19,205	42,023
Accrued liabilities	3,400	7,348
Other	(1,976)	2,477
Net cash provided by operating activities	53,325	31,821

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,518)	(3,064)
Proceeds from sales of property, plant and equipment	274	2,389
Advances to noncontrolling interest partners	(2,328)	—
Net cash used in investing activities	(7,572)	(675)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(10,487)	(13,284)
Net borrowings (repayments) on revolving credit facility	(40,026)	948
Repayments of long-term debt	(112)	(224)
Distributions to noncontrolling interest partners	(3,524)	(906)
Net cash used in financing activities	(54,149)	(13,466)

Effect of Exchange Rate Changes on Cash	3,304	4,416

Cash and Cash Equivalents:
Net increase (decrease) during the period	(5,092)	22,096
Beginning balance	44,039	38,790
Ending balance	$38,947	$60,886

Supplemental Cash Flow Disclosures:
Interest paid	$5,644	$15,668
Income taxes paid	$8,174	$2,157
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1)    Summary of Significant Accounting Policies —

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2011 and as amended on March 16, 2011.

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

2)    Basic and Diluted Per Share Data —

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company's long-term incentive plans and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares deferred under the long term incentive plan. Restricted stock and shares under the long term incentive plans have an exercise price of zero.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three-month periods ended March 31, 2011 and 2010:

	March 31, 2011			March 31, 2010
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic net income	$70,554	48,396,557	$1.46	$20,724	48,353,748	$0.43
Effect of dilutive securities:
Restricted stock	—	9,171	—	—	13,722	—
Performance units	—	72,520	—	—	85,121	—
Diluted net income	$70,554	48,478,248	$1.46	$20,724	48,452,591	$0.43

3)    Restructuring —

In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. The Company incurred restructuring costs for this project of $1,834 in the three months ended March 31, 2010, included in the Work Function and Stand-Alone Businesses segments, $814 and $1020, respectively. The restructuring was completed in 2010 at a total cost of $9,516, which is reported in the Work Function and Stand-Alone Businesses segments, $5,811 and $3,705, respectively. The land and building at the Lawrence, Kansas location is available for sale and is classified in other current assets on the balance sheet.

The Company has not incurred any restructuring charges in 2011. The restructuring costs incurred during the three months ended March 31, 2010 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss (Gain) on Asset Disposals	Total
Charges for the three months ended March 31, 2010	$1,648	$138	$48	$1,834

4)    Inventories —

The composition of inventories is as follows:

	March 31, 2011	December 31, 2010
Raw materials	$103,687	$93,653
Work in progress	48,555	46,746
Finished goods and parts	81,624	80,828
LIFO allowance	(20,501)	(20,234)
Total	$213,365	$200,993

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

The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	March 31, 2011	December 31, 2010
Assets:
Foreign currency exchange contracts	Other current assets	$894	$184
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$99	$867
Foreign currency exchange contracts	Other liabilities	—	255
		$99	$1,122

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

	March 31, 2011	December 31, 2010
U.S. dollar	31,800	37,200
Euro	8,700	10,200

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

	March 31, 2011	December 31, 2010

Foreign currency exchange contracts	$801	$(652)

At March 31, 2011 the Company expects to reclassify $801 of gain, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Statement of Operations Classification	2011	2010
Net sales	$(158)	$667
Other, net	211	(284)
	$53	$383

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

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income or expense, net on the consolidated statement of operations. There was no significant hedge ineffectiveness in the three months ended March 31, 2011 or 2010.

6)    Related Person Transactions —

In September 2010, the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which includes both term loan and revolving credit facilities. The principal amount outstanding under the revolving credit facility at March 31, 2011 and December 31, 2010 was $11,000 and $50,455, respectively. The revolving loans had a weighted average interest rate of 4.15% and 4.30% at March 31, 2011 and December 31, 2010, respectively. The Danfoss Agreement replaced a loan agreement with Danfoss A/S which had been in place since November 2009. The Company incurred interest expense of $5,786 and $16,207 for the three months ended March 31, 2011 and 2010, respectively, related to the debt with Danfoss A/S.
The Company has a tax sharing agreement with Danfoss A/S whereby subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash received or paid under these two methods will be recorded as a capital contribution or dividend distribution when the cash is received or paid. For the three months ended March 31, 2011 the Company generated taxable income in Denmark and is expected to remit the related tax amount of approximately $5,000 to Danfoss A/S in 2011. If the Company were to file a stand-alone tax return in Denmark due to a change in the structure of the relationship with Danfoss A/S, the NOLs generated by the Company in prior years would no longer be available to offset future income generated by the Company.

In October 2010 the Company entered an Agreement with Daikin Industries Ltd., a noncontrolling interest owner in an entity consolidated by the Company, to loan excess cash or borrow funds as needed. The principal balance receivable from Daikin was approximately $3,300 and $1,000 at March 31, 2011 and December 31, 2010, respectively, and is included in other current assets. Interest earned during the three months ended March 31, 2011 was minimal.

The Company loans excess cash to Agri-Fab, Inc., a noncontrolling interest partner in an entity consolidated by the Company. There was no principal balance receivable from Agri-Fab, Inc. at March 31, 2011 or December 31, 2010. The Company recorded interest income of $60 during the three months ended March 31, 2010.

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

The following table presents the changes in the Company's accrued warranty liability:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$28,183	$28,820
Payments	(4,506)	(4,235)
Accruals for warranties	3,742	1,796
Currency impact	1,018	(643)
Balance, end of period	$28,437	$25,738

8)    Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three months ended March 31, 2011 and 2010 for the defined benefit plans consists of the following components:

	Three Months Ended March 31,
	2011	2010
Service cost	$1,010	$948
Interest cost	3,255	3,251
Expected return on plan assets	(3,164)	(2,729)
Amortization of prior service cost	(67)	(73)
Amortization of net loss	1,055	680
Pension settlement charge	—	1,541
Net periodic pension expense	$2,089	$3,618

A former executive of the Company received a lump sum distribution during the three months ended March 31, 2010, which resulted in settlement expense of $1,541.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$50	$54
Interest cost	650	662
Net deferral and amortization	450	235
Postretirement benefit expense	$1,150	$951

9)    Segment and Geographic Information —

The Company's reportable segments are organized around its various product lines of Propel, Work Function, Controls and Stand-Alone Businesses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses, an aggregation of two operating segments, includes open circuit gear pumps and motors, cartridge valves and hydraulic integrated circuits, directional control valves, inverters, and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle and are marketed under their own names and operate as stand-alone businesses. Costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.
The following table presents the significant items by operating segment for the results of operations for the three-month periods ended March 31, 2011 and 2010:

	Propel	Work Function	Controls	Stand-Alone Businesses	Global Services	Total
March 31, 2011
Net sales	$250,230	$99,706	$79,339	$135,467	$—	$564,742
Segment income (loss)	65,120	17,330	22,750	25,918	(14,399)	116,719
Interest expense, net						(6,101)
Income before income taxes						110,618
Depreciation and amortization	8,437	5,442	3,492	4,532	569	22,472
Capital expenditures	3,275	544	473	994	232	5,518

March 31, 2010
Net sales	$148,878	$75,359	$56,131	$106,402	$—	$386,770
Segment income (loss)	26,984	5,075	11,923	15,122	(9,689)	49,415
Interest expense, net						(16,553)
Income before income taxes						32,862
Depreciation and amortization	9,126	5,715	3,907	6,128	562	25,438
Capital expenditures	988	476	892	685	23	3,064

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets (2)
	Three Months Ended March 31,		March 31,
	2011	2010	2011	2010
United States	$220,280	$159,325	$106,198	$128,590
China	73,097	29,438	11,810	9,395
Germany	51,473	35,323	58,245	64,855
Italy	29,605	20,695	12,122	14,492
Denmark (3)	6,519	4,914	110,398	129,696
Other countries	183,768	137,075	177,604	183,051
Total	$564,742	$386,770	$476,377	$530,079
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

One customer accounted for 10 percent of total consolidated net sales in the three months ended March 31, 2011 and 2010. No other customers accounted for 10 percent or more of the total consolidated net sales in the three months ended March 31, 2011 and 2010.

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
Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience is never a perfect guide to anticipating actual future results. Risk factors affecting the Company's forward-looking statements include, but are not limited to, the following: general, worldwide economic conditions, including the relative strength or weakness of the commercial and public-sector construction markets, the level of interest rates, crude oil prices, commercial and consumer confidence, and currency exchange rates; specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-management and productivity improvement efforts; the success of the Company's transition from managing in an environment of shrinking sales to one of sales growth; competing technologies and difficulties entering new markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the availability of sufficient levels of credit on favorable terms, whether from Danfoss A/S, the Company's majority stockholder, or from the capital markets or traditional credit sources to enable the Company to meet its capital needs; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the persistence of tight credit markets; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability, including developments in the Middle East; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. and NATO military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.
The Company cautions the reader that this list of cautionary statements and risk factors is not exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements to reflect future events or circumstances. The foregoing risks and uncertainties are further described in Item 1A (Risk Factors) in the Company's latest annual report on Form 10-K filed with the SEC, which should be reviewed in considering the forward-looking statements contained in this quarterly report.
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

Executive Summary — Three Months Ended March 31, 2011

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's first quarter 2011 and 2010 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended March 31, 2010	Currency Fluctuation	Underlying Change	Three Months Ended March 31, 2011
Net sales	$386.8	$5.4	$172.5	$564.7
Gross profit	112.5	0.4	76.4	189.3
% of Sales	29.1%			33.5%

Selling, general and administrative	53.8	0.2	0.3	54.3
Research & development	12.5	0.1	1.5	14.1
Gain on asset disposals	(1.0)	—	0.7	(0.3)
Total operating costs	65.3	0.3	2.5	68.1
Operating income	$47.2	$0.1	$73.9	$121.2
% of Sales	12.2%			21.5%

Net sales for the first quarter 2011 increased 45 percent over the first quarter 2010, excluding the effects of currency. Excluding the impacts of currency, sales increased 99 percent in Asia Pacific, 37 percent in the Americas, and 36 percent in Europe. Sales in the Propel segment were up 65 percent, followed by increases of 40 percent in the Controls segment, 32 percent in the Work Function segment, and 27 percent in the Stand-Alone Businesses segment.

The significant increase in operating income was driven by a 68 percent increase in gross profit, primarily due to higher sales volumes. In addition, gross profit improved due to a reduction of depreciation by $2.1 million and no restructuring costs in 2011 compared to $1.6 million of expense associated with the closure of the Lawrence, Kansas facility in 2010. Also contributing to the increase in operating income were one-time expenses in 2010 of $3.1 million related to a stock tender offer initiated by Danfoss Acquisition, Inc. and $1.5 million related to a pension settlement with a former executive.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$31.4	29%	$0.8	22%	$21.3	44%	$53.5	34%
Construction/Road Building	10.9	41	30.6	141	11.4	37	52.9	67
Specialty	8.1	65	3.8	83	17.1	33	29.0	42
Distribution	15.6	45	15.6	74	5.9	24	37.1	46

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in the first quarter of 2011 compared to the same period in 2010, particularly in the Americas and Europe . The agricultural market in the Americas was strong due to high commodity prices, while sales in Brazil continue to benefit from a strong sugar-cane market. Agricultural sales in Europe also benefited from increasing commodity prices. Sales in the turf care market improved as consumer confidence continues to rise.

Construction/Road Building

The construction/road building markets experienced strong sales increases in all regions during the first quarter of 2011 compared to the first quarter of 2010. The Asia-Pacific region had the strongest sales growth at 141 percent due to an expanding demand for transit mixers in China, while many customers in Japan have increased production. Sales in the Americas and Europe also showed strong improvement over relatively low sales levels in the first quarter of 2010 despite limited spending by state and local governments due to budget constraints.

Specialty
Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market increased 42 percent compared to 2010. Sales in Europe showed a strong increase due to a strengthening forestry market, as well as increased demand for telehandlers and truck-mounted cranes. Sales in the Americas benefited from increased demand for aerial lifts and a strong overall market in Brazil. Sales in the Asia-Pacific region improved as existing customers in China and Australia have increased production, while new customers in the material handling market also contributed to the growth.
Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 9 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and HICs, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of the vehicle, but are marketed under their own names and operate as stand-alone businesses.

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended March 31, 2010	Currency Fluctuation	Underlying Change	Three Months Ended March 31, 2011
Net sales
Propel	$148.9	$3.9	$97.4	$250.2
Work Function	75.4	0.3	24.0	99.7
Controls	56.1	0.5	22.7	79.3
Stand-Alone Businesses	106.4	0.7	28.4	135.5

Segment income (loss)
Propel	$27.0	$0.2	$37.9	$65.1
Work Function	5.1	(0.1)	12.3	17.3
Controls	11.9	(0.1)	11.0	22.8
Stand-Alone Businesses	15.1	—	10.8	25.9
Global Services and other expenses, net	(9.7)	0.2	(4.9)	(14.4)

Propel Segment

The Propel segment experienced a 65 percent increase in sales, excluding the effects of currency fluctuations, during the first quarter 2011 compared to 2010, as worldwide economic conditions continue to improve. Segment income increased by $37.9 million during the quarter when compared to the same period in 2010. The Propel segment experienced a 6 percentage point increase in gross profit margin during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, mainly due to higher sales volume in relation to fixed production costs and a change in the product mix being sold. Partially offsetting the positive impact of increased sales on segment income in 2011 were increases in research and development costs of $1.9 million and premium freight costs of $0.9 million. In addition, the Propel segment recognized a $0.9 million gain on sale of equipment during the first quarter of 2010.

Work Function Segment

The Work Function segment experienced a $12.3 million increase in segment income during the first quarter of 2011 when compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to a 32 percent increase in sales. Operating profit margin increased 7 percentage points primarily due to higher sales volume in relation to fixed production costs. Also contributing to the increase in segment income was the fact that the Work Function segment recognized restructuring costs of $0.8 million related to the closure of the Lawrence, Kansas facility during the first quarter of 2010. Partially offsetting the positive impact of having no restructuring costs in 2011 was an increase in field recall costs of $0.6 million.

Controls Segment

Net sales in the Controls segment increased 40 percent during the first quarter of 2011 compared with the same period in 2010, excluding the effects of currency fluctuations. Segment income increased $11.0 million primarily due to higher sales volume and a change in the product mix.

Stand-Alone Businesses Segment

Net sales in the Stand-Alone Businesses segment increased 27 percent during the first quarter of 2011 compared with the same period in 2010, excluding the effects of currency fluctuations. Segment income increased $10.8 million primarily due to higher sales volume. Also contributing to the increase in segment income was a $0.9 million reduction in operating expenses, as well as the fact that in 2010 the Stand-Alone Businesses segment recognized restructuring costs of $1.0 million related to the closure of the Lawrence, Kansas facility.

Global Services and other expenses, net

Costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $4.9 million, excluding the impacts of currency. Contributing to the increase in expense was the fact that the Company recognized a loss on foreign currency transactions of $5.0 million during the first quarter of 2011 compared to a gain of $2.2 million during the first quarter of 2010. In addition, incentive plan costs increased by $0.5 million during the first quarter of 2011 compared to the same period in 2010. The negative impact of these items was partially offset by the fact that the Company recognized costs in 2010 of $3.1 million related to a stock tender offer initiated by Danfoss Acquisition, Inc. and $1.5 million related to a pension settlement with a former executive.

Income Taxes

The Company's effective tax rate was 23.6 percent for the first quarter of 2011 compared to 6.9 percent for the same period in 2010. The increase in the tax rate is partially attributable to the fact that most of the valuation allowances in the U.S. were reversed at the end of 2010 and, therefore, the 2011 U.S. earnings are subject to tax. The Company's effective tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Order Backlog

The following table shows the Company's order backlog at March 31, 2011 and 2010 and orders written in the three-month periods ended March 31, 2011 and 2010, separately identifying the impact of currency fluctuations.

(in millions)	2010	Currency Fluctuation	Underlying Change	2011
Backlog at March 31	$621.9	$24.1	$319.3	$965.3
Orders written	511.9	5.4	177.9	695.2

Total order backlog at March 31, 2011 was $965.3 million, compared to $621.9 million at March 31, 2010. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 51 percent. Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the three-month period ended March 31, 2011 were $695.2 million, an increase of 35 percent compared to 2010, excluding the impact of currency fluctuations. The increase in backlog and order entry is due to the global economic recovery.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency transaction related expense of $5.0 million was recognized during the three-month period ended March 31, 2011, compared to income of $2.2 million for the same period in 2010.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2010 and March 31, 2011. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at March 31, 2011 was a net asset of $0.8 million.

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

Cash Flow from Operations

Cash provided by operations was $53.3 million during the three months ended March 31, 2011 compared to $31.8 million for the three months ended March 31, 2010. The increase was driven by higher net income in the first quarter of 2011 when compared to the same period in 2010. The positive change in net income was partially offset by the fact that net working capital used $65.1 million in cash in the first quarter of 2011 compared to $33.8 million during the same period in 2010.

Cash Used in Investing Activities

Cash used in investing activities totaled $7.6 million for the three months ended March 31, 2011 compared to $0.7 million for the three months ended March 31, 2010. Capital expenditures in the first quarter of 2011 were $5.5 million compared to $3.1 million during the same period in 2010. Also contributing to the increase in cash used was a $2.1 million reduction in proceeds from the sale of property, plant and equipment in 2011 compared to the same period in 2010.

Cash Used in Financing Activities

Net repayment of borrowings used approximately $50.6 million of cash in the three months ended March 31, 2011 compared to $12.6 million during the three months ended March 31, 2010. The Company makes varying distributions to its noncontrolling interest partners from its joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $3.5 million during the first quarter of 2011 compared to $0.9 million during the same period in 2010.

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

Outlook

Continuing market condition improvements are expected to result in 2011 sales levels that are 20 to 30 percent higher than sales in 2010. The expected growth in sales, combined with controlling increases in fixed expenses is expected to result in strong earnings in 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
The Company was named as a defendant in four putative stockholder class action complaints (collectively, the Lawsuits) challenging the proposal by Danfoss Acquisition Inc., a wholly owned subsidiary of Danfoss A/S (Danfoss), to make a tender offer to purchase all of the outstanding shares of Company common stock not presently held, directly or indirectly, by Danfoss (Proposed Tender Offer). When the Proposed Tender Offer was not consummated, the Lawsuits were dismissed as moot. On April 29, 2011, the Delaware Chancery Court ruled on the only remaining issue in the Lawsuits: resolution of the application by certain plaintiffs for attorneys' fees and expenses in the amount of $750,000. The Court awarded the plaintiffs $75,000 in fees and expenses.
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

Sauer-Danfoss Inc.

		By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date:	May 5, 2011