Form 10-Q
period 2011-06-30
SAUER DANFOSS INC
filed 2011-08-04
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☒

As of August 4, 2011, 48,432,860 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$563,317	$432,226	$1,128,059	$818,996
Cost of sales	372,734	300,149	748,217	574,413
Gross profit	190,583	132,077	379,842	244,583
Selling, general and administrative	57,663	49,259	111,919	103,088
Research and development	15,555	12,099	29,650	24,572
Loss (gain) on sale of business and asset disposals	49	3,268	(261)	2,304
Total operating expenses	73,267	64,626	141,308	129,964
Operating income	117,316	67,451	238,534	114,619

Nonoperating income (expense):
Interest expense, net	(5,774)	(15,064)	(11,875)	(31,617)
Loss on early retirement of debt	(899)	—	(899)	—
Other, net	362	1,430	(4,137)	3,678
Nonoperating expenses, net	(6,311)	(13,634)	(16,911)	(27,939)
Income before income taxes	111,005	53,817	221,623	86,680
Income tax expense	(25,052)	(8,276)	(51,135)	(10,544)
Net income	85,953	45,541	170,488	76,136
Net income attributable to noncontrolling interest, net of tax	(11,078)	(10,986)	(25,059)	(20,856)
Net income attributable to Sauer-Danfoss Inc.	$74,875	$34,555	$145,429	$55,280
Net income per common share, basic	$1.55	$0.71	$3.00	$1.14
Net income per common share, diluted	$1.54	$0.71	$3.00	$1.14
Weighted average basic shares outstanding	48,399,816	48,387,593	48,398,196	48,370,764
Weighted average diluted shares outstanding	48,480,360	48,472,902	48,479,310	48,462,802

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$110,797	$44,039
Accounts receivable (net of allowances of $5,724 and $4,925 in 2011 and 2010, respectively)	285,366	213,896
Inventories	226,273	200,993
Other current assets	103,345	88,166
Total current assets	725,781	547,094

Property, Plant and Equipment (net of accumulated depreciation of $804,006 and $731,453 in 2011 and 2010, respectively)	400,528	408,097

Other Assets:
Goodwill	36,710	35,055
Other intangible assets, net	17,648	18,416
Deferred income taxes	95,128	108,009
Other	11,023	11,533
Total other assets	160,509	173,013
Total Assets	$1,286,818	$1,128,204

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$2,469	$27,700
Long-term debt due within one year	1,046	51,187
Accounts payable	200,645	177,505
Accrued salaries and wages	62,532	56,442
Accrued warranty	28,830	28,183
Other accrued liabilities	54,407	48,564
Total current liabilities	349,929	389,581

Long-Term Debt	207,157	202,599

Other Liabilities:
Long-term pension liability	64,903	70,083
Postretirement benefits other than pensions	49,277	49,277
Deferred income taxes	28,885	28,651
Other	23,266	18,876
Total other liabilities	166,331	166,887

Total liabilities	723,417	759,067

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2011 and 2010; issued and outstanding 48,426,816 in 2011 and 48,408,259 in 2010	484	484
Additional paid-in capital	348,267	348,289
Retained earnings (accumulated deficit)	59,983	(85,446)
Accumulated other comprehensive income	63,426	30,800
Total Sauer-Danfoss Inc. stockholders' equity	472,160	294,127
Noncontrolling interest	91,241	75,010
Total stockholders' equity	563,401	369,137

Total Liabilities and Stockholders' Equity	$1,286,818	$1,128,204
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
December 31, 2010	48,408,259	$484	$348,289	$(85,446)	$30,800	$75,010	$369,137
Comprehensive income:
Net income	—	—	—	145,429	—	25,059
Pension adjustments, net of tax	—	—	—	—	943	—
Unrealized gains on hedging activities, net of tax	—	—	—	—	2,492	—
Currency translation	—	—	—	—	29,191	1,307
Total comprehensive income							204,421
Performance units vested	5,057	—	—	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(63)	—	—	—	(63)
Restricted stock compensation	—	—	41	—	—	—	41
Noncontrolling interest distribution	—	—	—	—	—	(10,135)	(10,135)
June 30, 2011 (Unaudited)	48,426,816	$484	$348,267	$59,983	$63,426	$91,241	$563,401

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$170,488	$76,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,312	49,825
Loss (gain) on sale of business and asset disposals	(261)	2,304
Loss on early retirement of debt	899	—
Change in deferred income taxes	14,832	2,693
Changes in operating assets and liabilities
Accounts receivable, net	(50,483)	(99,396)
Inventories	(14,963)	(858)
Other current assets	(9,531)	(8,548)
Accounts payable	5,810	62,186
Accrued liabilities	5,969	16,881
Other	1,085	3,515
Net cash provided by operating activities	169,157	104,738

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(14,052)	(8,702)
Proceeds from sales of property, plant and equipment	1,159	4,859
Advances to noncontrolling interest partners	(4,242)	—
Net cash used in investing activities	(17,135)	(3,843)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(27,988)	(4,117)
Net repayments on revolving credit facility	(51,026)	(85,671)
Repayments of long-term debt	(605)	(745)
Distributions to noncontrolling interest	(10,135)	(10,722)
Net cash used in financing activities	(89,754)	(101,255)

Effect of Exchange Rate Changes on Cash	4,490	8,431

Cash and Cash Equivalents:
Net increase during the period	66,758	8,071
Beginning balance	44,039	38,790
Ending balance	$110,797	$46,861

Supplemental Cash Flow Disclosures:
Interest paid	$11,089	$30,826
Income taxes paid	$34,497	$7,018
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1)    Summary of Significant Accounting Policies —

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2011 and as amended on March 16, 2011.

Use of Estimates —

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, inventory valuation, warranty reserves, allowance for doubtful accounts, valuation allowances on deferred tax assets, pension and postretirement accruals, employee incentive accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the economic conditions, restricted credit markets, foreign currency, and higher commodity costs, all of which impact such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

New Accounting Principles —

In May 2011 the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this guidance in 2012, although this guidance is not expected to impact the consolidated financial statements.

In June 2011 the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance in 2012 will not impact the Company's consolidated financial position, results of operations or cash flows but will impact the presentation of OCI in the consolidated financial statements.

2)    Basic and Diluted Per Share Data —

Basic net income per common share is based on the weighted average number of shares of common stock outstanding for the period less restricted stock shares issued in connection with the Company's long-term incentive plans and subject to risk of forfeiture. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares under the long-term incentive plans. Restricted stock and shares under the long-term incentive plans have an exercise price of zero.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six-month periods ended June 30, 2011 and 2010:

	June 30, 2011			June 30, 2010
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$74,875	48,399,816	$1.55	$34,555	48,387,593	$0.71
Effect of dilutive securities:
Restricted stock	—	11,283	—	—	188	—
Performance units	—	69,261	(0.01)	—	85,121	—
Diluted net income	$74,875	48,480,360	$1.54	$34,555	48,472,902	$0.71

Six Months
Basic net income	$145,429	48,398,196	$3.00	$55,280	48,370,764	$1.14
Effect of dilutive securities:
Restricted stock	—	10,233	—	—	6,917	—
Performance units	—	70,881	—	—	85,121	—
Diluted net income	$145,429	48,479,310	$3.00	$55,280	48,462,802	$1.14

3)    Restructuring —

In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. The Company incurred restructuring costs for this project of $1,566 and $3,400 in the three and six months ended June 30, 2010 and are included in the Work Function and Stand-Alone Businesses segments. For the three and six months ended June 30, 2010 the Work Function segment reported $973 and $1,787, respectively, and the Stand-Alone Businesses segment reported $593 and $1,613, respectively. The restructuring was completed in 2010 at a total cost of $9,516, which is reported in the Work Function and Stand-Alone Businesses segments, $5,811 and $3,705, respectively. The land and building at the Lawrence, Kansas location is available for sale and is classified in other current assets on the balance sheet.

The Company has not incurred any restructuring charges in 2011. The restructuring costs incurred during the three and six months ended June 30, 2010 are reported in the income statement as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss (Gain) on Asset Disposals	Total
Charges for the three months ended June 30, 2010	$1,131	$187	$248	$1,566

Charges for the six months ended June 30, 2010	$2,658	$446	$296	$3,400

4)    Inventories —

The composition of inventories is as follows:

	June 30, 2011	December 31, 2010
Raw materials	$108,854	$93,653
Work in progress	53,208	46,746
Finished goods and parts	85,022	80,828
LIFO allowance	(20,811)	(20,234)
Total	$226,273	$200,993

5)    Fair Value and Derivative Financial Instruments —

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include the Company's derivative instruments related to foreign currency contracts, which are recognized at fair value. All derivative instruments are designated as and qualify for hedge accounting treatment. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The foreign currency exchange contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount of the contract. The fair values of the foreign currency exchange and interest rate contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.

The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	June 30, 2011	December 31, 2010
Assets:
Foreign currency exchange contracts	Other current assets	$1,685	$184
Foreign currency exchange contracts	Other assets	314	—
		$1,999	$184
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$27	$867
Foreign currency exchange contracts	Other liabilities	49	255
		$76	$1,122

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

	June 30, 2011	December 31, 2010
U.S. dollar	51,750	37,200
Euro	13,050	10,200

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

	June 30, 2011	December 31, 2010

Foreign currency exchange contracts	$1,809	$(652)

At June 30, 2011 the Company expects to reclassify $1,537 of gain, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010:

Statement of Operations Classification	June 30, 2011	June 30, 2010
Three months ended
Net Sales	$133	$(194)
Other, net	22	(276)
	$155	$(470)
Six months ended
Net Sales	$(25)	$473
Other, net	233	(560)
Interest expense, net	—	—
	$208	$(87)

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

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income or expense, net on the consolidated statement of operations. There was no significant hedge ineffectiveness in the three or six months ended June 30, 2011 or 2010.

6)    Related Person Transactions —

In September 2010, the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which includes both term loan and revolving credit facilities. The Danfoss Agreement replaced a loan agreement with Danfoss A/S which had been in place since November 2009. The principal amount outstanding under the revolving credit facility at June 30, 2011 and December 31, 2010 was $0 and $50,455, respectively. The revolving loans had a weighted average interest rate of 4.30% at December 31, 2010. The Company incurred interest expense of $5,768 and $11,554 for the three and six months ended June 30, 2011 respectively, related to the debt with Danfoss A/S.
In June 2011, upon the request of the Company, the borrowing capacity of the revolving credit facility was reduced to approximately $150,000 ($125,000 and 20,000 euro). As a result of the reductions in borrowing capacity the Company recognized $899 of loss on early retirement of debt in the three and six months ended June 30, 2011 due to the write-off of unamortized deferred financing costs.
The Company has a tax sharing agreement with Danfoss A/S whereby subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash received or paid under these two methods will be recorded as a capital contribution or dividend distribution when the cash is received or paid. For the six months ended June 30, 2011 the Company generated taxable income in Denmark and is expected to remit the related tax amount of approximately $11,000 to Danfoss A/S in 2011. If the Company were to file a stand-alone tax return in Denmark due to a change in the structure of the relationship with Danfoss A/S, the net operating losses generated by the Company in prior years would no longer be available to offset future income generated by the Company.
In October 2010 the Company entered an Agreement with Daikin Industries Ltd., a noncontrolling interest owner in an entity consolidated by the Company, to loan excess cash or borrow funds as needed. The principal balance receivable from Daikin was approximately $5,300 and $1,000 at June 30, 2011 and December 31, 2010, respectively, and is included in other current assets. Interest earned during the three and six months ended June 30, 2011 was minimal.
The Company loans excess cash to Agri-Fab, Inc., a noncontrolling interest partner in Hydro-Gear Limited Partnership, a U.S. limited partnership. There was no principal balance receivable from Agri-Fab, Inc. at June 30, 2011 or December 31, 2010. The Company recorded interest income of $89 and $149 during the three and six months ended June 30, 2010.

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

The following table presents the changes in the Company's accrued warranty liability:

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$28,183	$28,820
Payments	(6,455)	(7,840)
Accruals for warranties	5,796	10,486
Currency impact	1,306	(2,114)
Balance, end of period	$28,830	$29,352

8)    Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2011 and 2010 for the defined benefit plans consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$947	$851	$1,957	$1,799
Interest cost	3,301	3,108	6,556	6,359
Expected return on plan assets	(3,293)	(2,628)	(6,457)	(5,357)
Amortization of prior service cost	(71)	(64)	(138)	(137)
Amortization of net loss	912	745	1,967	1,425
Pension settlement charge	—	—	—	1,541
Net periodic pension expense	$1,796	$2,012	$3,885	$5,630

A former executive of the Company received a lump sum distribution during the six months ended June 30, 2010, which resulted in settlement expense of $1,541.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$46	$54	$96	$108
Interest cost	679	661	1,329	1,323
Amortization of prior service cost	(32)	(32)	(64)	(64)
Amortization of net loss	445	267	927	534
Postretirement benefit expense	$1,138	$950	$2,288	$1,901

9)    Sale of Business —

In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of this transaction occurred in the second quarter of 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed. Additional expenses of $3,130 and $3,317 were recognized during the three and six months ended June 30, 2010, respectively, primarily related to a write-down of carrying value of a building and an additional write-down of inventory. The inventory was held on consignment and the purchaser revised their estimates of future inventory purchases from the Company.

As part of the sales agreement the Company is receiving a commission payment based on the level of AC motor sales made by the purchaser. The Company recognized commission income of $341 and $775 in the three and six months ended June 30, 2011, respectively, and $267 and $433 in the three and six months ended June 30, 2010, respectively. These amounts are included in Other, net on the consolidated statement of operations. The impact of this sale is reported in the Controls segment.

10) Segment and Geographic Information —

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

The following table presents the significant items by operating segment for the results of operations for the three and six-month periods ended June 30, 2011 and 2010:

Three months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
June 30, 2011
Net sales	$249,960	$105,776	$88,663	$118,918	$—	$563,317
Segment income (loss)	61,531	19,409	25,576	20,495	(9,333)	117,678
Interest expense, net						(5,774)
Loss on early retirement of debt						(899)
Income before income taxes						111,005
Depreciation and amortization	8,542	5,688	3,547	4,503	560	22,840
Capital expenditures	4,246	371	1,239	1,957	721	8,534

June 30, 2010
Net sales	$181,443	$80,271	$64,606	$105,906	$—	$432,226
Segment income (loss)	40,997	7,299	10,905	16,700	(7,020)	68,881
Interest expense, net						(15,064)
Income before income taxes						53,817
Depreciation and amortization	8,923	5,574	3,643	5,677	570	24,387
Capital expenditures	758	2,320	221	1,609	730	5,638

Six months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
June 30, 2011
Net sales	$500,190	$205,482	$168,002	$254,385	$—	$1,128,059
Segment income (loss)	126,651	36,739	48,326	46,413	(23,732)	234,397
Interest expense, net						(11,875)
Loss on early retirement of debt						(899)
Income before income taxes						221,623
Depreciation and amortization	16,980	11,130	7,039	9,035	1,128	45,312
Capital expenditures	7,520	915	1,712	2,952	953	14,052

June 30, 2010
Net sales	$330,321	$155,630	$120,737	$212,308	$—	$818,996
Segment income (loss)	67,980	12,374	22,829	31,823	(16,709)	118,297
Interest expense, net						(31,617)
Income before income taxes						86,680
Depreciation and amortization	18,049	11,289	7,550	11,806	1,131	49,825
Capital expenditures	1,749	2,796	1,113	2,291	753	8,702

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2011	2010	2011	2010	2011	2010
United States	$209,154	$169,451	$429,434	$328,776	$103,179	$114,879
China	60,413	47,363	133,510	76,801	14,187	8,987
Germany	54,094	37,814	105,567	73,136	56,632	57,016
Italy	29,291	22,453	58,896	43,148	11,885	12,330
Denmark (3)	5,559	4,874	12,078	9,788	106,798	116,315
Other countries	204,806	150,271	388,574	287,347	173,228	164,794
Total	$563,317	$432,226	$1,128,059	$818,996	$465,909	$474,321
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
Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience is never a perfect guide to anticipating actual future results. Risk factors affecting the Company's forward-looking statements include, but are not limited to, the following: general, worldwide economic conditions, the level of interest rates, crude oil prices, commercial and consumer confidence, and currency exchange rates; specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-management and productivity improvement efforts; the Company's ability to manage its business effectively in a period of growing sales and high demand and its capacity to make necessary adjustments if demand for its products were to decline; competing technologies and difficulties entering and growing in new and expanding markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the availability of sufficient levels of credit on favorable terms, whether from Danfoss A/S, the Company's majority stockholder, or from the capital markets or traditional credit sources to enable the Company to meet its capital needs; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the persistence of tight credit markets; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers, including the effects of a default by the U.S. Treasury on its obligations or of a lowering of credit ratings of U.S. government obligations; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by rating agencies; changes in accounting standards; worldwide political stability, including developments in the Middle East; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. and NATO military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.
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

Executive Summary — Three Months Ended June 30, 2011

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's second quarter 2011 and 2010 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended June 30, 2010	Currency Fluctuation	Underlying Change	Three Months Ended June 30, 2011
Net sales	$432.2	$35.2	$95.9	$563.3
Gross profit	132.1	13.7	44.8	190.6
% of Sales	30.6%			33.8%

Selling, general and administrative	49.3	3.9	4.5	57.7
Research & development	12.1	1.2	2.3	15.6
Loss on sale of business and asset disposals	3.3	(0.1)	(3.2)	—
Total operating costs	64.7	5.0	3.6	73.3
Operating income	$67.4	$8.7	$41.2	$117.3
% of Sales	15.6%			20.8%

Net sales for the second quarter 2011 increased 22 percent over the second quarter 2010, excluding the effects of currency. Excluding the impacts of currency, sales increased 28 percent in Asia-Pacific, 21 percent in the Americas, and 21 percent in Europe. Sales in the Propel segment were up 30 percent, followed by increases of 26 percent in the Controls segment, 20 percent in the Work Function segment, and 9 percent in the Stand-Alone Businesses segment.

The significant increase in operating income was driven by a 34 percent increase in gross profit, primarily due to higher sales volumes. Also contributing to the increase in gross profit was a reduction in field recall costs of $3.0 million. In addition, in 2010 the Company recognized restructuring costs in cost of sales of $1.1 million related to the closure of the Lawrence, Kansas facility. In 2010 operating income was negatively impacted by costs of $0.7 million related to a stock tender offer initiated by Danfoss Acquisition, Inc., as well as costs of $3.1 million to write down the remaining inventory and building in relation to the 2009 sale of the alternating current (AC) motor business. Partially offsetting the positive impact of these items in 2011 were increased incentive plan costs of $1.1 million.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$7.3	7%	$0.8	31%	$15.7	32%	$23.8	15%
Construction/Road Building	2.8	9	6.7	18	5.5	16	15.0	14
Specialty	7.2	44	3.5	63	10.6	20	21.3	29
Distribution	22.9	53	9.6	34	3.3	12	35.8	36

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in Asia-Pacific and Europe in the second quarter of 2011 compared to the same period in 2010, while the Americas experienced a moderate sales increase over strong second quarter sales of a year ago. Agricultural sales in the Americas remained strong due to historically high commodity prices, while sales in Brazil continue to benefit from a strong sugar-cane market. Agricultural sales growth in Europe was also driven by high commodity prices. Sales in the turf care market improved due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales in the construction/road building markets increased in all regions during the second quarter of 2011 compared to the second quarter of 2010. The Asia-Pacific region has the strongest sales growth at 18 percent, largely due to the expansion of demand for rollers and transit mixers in China, while many customers in Japan have increased production. Sales in the Americas and Europe also showed improvement despite limited spending by state and local governments due to budget constraints.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Sales in Europe improved due to increased demand for telehandlers and truck-mounted cranes, as well as strengthening forestry and mining markets. Sales in the Americas benefited from increased demand for aerial lifts and a strong overall market in Brazil. Sales in the Asia-Pacific region improved as existing customers in China and Australia have increased production, while new customers in the material handling market also contributed to the growth.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 10 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, loss on early retirement of debt, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and HICs, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of the vehicle, but are marketed under their own names and operate as stand-alone businesses.

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended June 30, 2010	Currency Fluctuation	Underlying Change	Three Months Ended June 30, 2011
Net sales
Propel	$181.4	$14.2	$54.3	$249.9
Work Function	80.3	9.6	15.9	105.8
Controls	64.6	7.6	16.5	88.7
Stand-Alone Businesses	105.9	3.8	9.2	118.9

Segment income (loss)
Propel	$41.0	$5.3	$15.2	$61.5
Work Function	7.3	3.1	9.0	19.4
Controls	10.9	3.1	11.6	25.6
Stand-Alone Businesses	16.7	0.6	3.2	20.5
Global Services and other expenses, net	(7.0)	(4.0)	1.7	(9.3)

Propel Segment

The Propel segment experienced a 30 percent increase in sales, excluding the effects of currency fluctuations, during the second quarter 2011 compared to 2010. Segment income increased by $15.2 million during the quarter when compared to the same period in 2010, primarily due to increased sales volume. Partially offsetting the positive impact of increased sales on segment income in 2011 were increased operating costs of $4.8 million, primarily related to sales and marketing.

Work Function Segment

The Work Function segment experienced a $9.0 million increase in segment income during the second quarter of 2011 when compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to a 20 percent increase in sales. Gross profit margin increased 6 percentage points primarily due to higher sales volume in relation to fixed production costs. Also contributing to the increase in segment income was the fact that the Work Function segment recognized restructuring costs of $1.0 million related to the closure of the Lawrence, Kansas facility during the second quarter of 2010.

Controls Segment

Net sales in the Controls segment increased 26 percent during the second quarter of 2011 compared with the same period in 2010, excluding the effects of currency fluctuations. Segment income increased $11.6 million largely due to higher sales volumes and a change in product mix, as well as a $2.0 million reduction in field recall costs. Also contributing to the increase in segment income was the fact that the Controls segment recognized costs of $3.1 million related to the sale of the alternating current (AC) motor product line during the second quarter of 2010.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a $3.2 million increase in segment income during the second quarter of 2011 compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to a 9 percent increase in sales. Also contributing to the increase in segment income was the fact that the Stand-Alone Businesses segment recognized restructuring costs of $0.6 million related to the closure of the Lawrence, Kansas facility during the second quarter of 2010.

Global Services and other expenses, net

Costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $1.7 million, excluding the impacts of currency, largely due to a $0.9 million increase in incentive plan costs during the second quarter of 2011 compared to the same period in 2010. In addition, the Company recognized a loss on foreign currency transactions of $0.2 million during the second quarter of 2011 compared to a gain of $0.7 million during the same period in 2010. The negative impact of these items was partially offset by the fact that the Company recognized costs of $0.7 million related to a stock tender offer initiated by Danfoss Acquisition Inc. during the second quarter of 2010.

Income Taxes

The Company's effective tax rate was 22.6 percent for the second quarter of 2011 compared to 15.4 percent for the same period in 2010. The increase in the tax rate is partially attributable to the fact that most of the valuation allowances in the U.S. were reversed at the end of 2010 and, therefore, the 2011 U.S. earnings are subject to tax. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Six Months Ended June 30, 2011

The following table summarizes the Company's results from operations, separately identifying the impact of currency fluctuations for the six months ended June 30, 2011 and 2010. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six Months Ended June 30, 2010	Currency Fluctuation	Underlying Change	Six Months Ended June 30, 2011
Net sales	$819.0	$40.6	$268.5	$1,128.1
Gross profit	244.6	14.1	121.2	379.8
% of Sales	29.9%			33.7%

Selling, general and administrative	103.1	4.1	4.7	111.9
Research & development	24.6	1.2	3.9	29.7
(Gain) loss on sale of business and asset disposals	2.3	(0.1)	(2.5)	(0.3)
Total operating costs	130.0	5.2	6.1	141.3
Operating income	$114.6	$8.9	$115.1	$238.5
% of Sales	14.0%			21.1%

Net sales for the six months ended June 30, 2011 increased 33 percent over the six months ended June 30, 2010, excluding the effects of currency. Excluding the impacts of currency, sales increased 57 percent in Asia-Pacific, 28 percent in the Americas, and 28 percent in Europe. Sales in the Propel segment were up 46 percent, followed by increases of 32 percent in the Controls segment, 26 percent in the Work Function segment, and 18 percent in the Stand-Alone Businesses segment.

Gross profit increased 50 percent primarily due to increased sales volumes in relation to fixed production costs. Gross profit was negatively impacted in 2010 by $2.7 million in restructuring costs related to the closure of the Lawrence, Kansas facility.

Operating costs were negatively impacted in 2010 by costs of $3.3 million related to the sale of the alternating current (AC) motor business, as well as costs of $0.7 million related to the closure of the Lawrence facility. In addition, the Company incurred costs of $3.7 million related to a stock tender offer initiated by Danfoss Acquisition, Inc. and $1.5 million related to a pension settlement with a former executive. Operating costs were negatively impacted in 2011 by a $1.4 million increase in incentive plan costs.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$38.7	18%	$1.6	25%	$36.9	38%	$77.2	25%
Construction/Road Building	13.7	24	37.5	63	16.9	26	68.1	37
Specialty	15.3	53	7.2	71	27.7	27	50.2	35
Distribution	38.6	49	25.2	51	9.2	18	73.0	41

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in all regions during the six months ended June 30, 2011. Agricultural sales in the Americas benefited from high commodity prices and a strong sugar cane market in Brazil. In Europe, high commodity prices also contributed to the sales growth. Sales in the turf care market improved due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

The construction/road building markets experienced strong sales increases in all regions during the six months ended June 30, 2011 compared to the same period in 2010. The Asia-Pacific region had the strongest sales growth at 63 percent, largely due to the expansion of demand for rollers and transit mixers in China, while many customers in Japan have increased production. Sales in the Americas and Europe also showed strong improvement over relatively low sales levels in the first half of 2010 despite limited spending by state and local governments due to budget constraints.

Specialty
Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market increased 35 percent compared to 2010. Sales in the Americas benefited from increased demand for aerial lifts and a strong overall market in Brazil. Sales in Europe improved due to strengthening forestry and mining markets, as well as increased demand for telehandlers and truck-mounted cranes. Sales in the Asia-Pacific region improved as existing customers in China and Australia have increased production, while new customers in the material handling market also contributed to the growth.
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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Six Months Ended June 30, 2010	Currency Fluctuation	Underlying Change	Six Months Ended June 30, 2011
Net sales
Propel	$330.3	$18.2	$151.7	$500.2
Work Function	155.7	9.8	40.0	205.5
Controls	120.7	8.1	39.2	168.0
Stand-Alone Businesses	212.3	4.5	37.6	254.4

Segment income (loss)
Propel	$68.0	$5.4	$53.3	$126.7
Work Function	12.4	3.0	21.3	36.7
Controls	22.8	3.0	22.5	48.3
Stand-Alone Businesses	31.8	0.6	14.0	46.4
Global Services and other expenses, net	(16.7)	(3.8)	(3.2)	(23.7)

Propel Segment

Sales in the Propel segment increased 46 percent during the six months ended June 30, 2011 compared to the same period in 2010, excluding the effects of currency fluctuations, due to the worldwide economic recovery. Segment income increased by $53.3 million compared to the same period in 2010. The Propel segment experienced a 3 percentage point increase in gross profit margin during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, mainly due to higher sales volumes in relation to fixed production costs, as well as procurement savings of $1.2 million. Partially offsetting the positive impact of increased sales and procurement savings in 2011 were increases to operating costs of $9.2 million, primarily related to research and development and sales and marketing.

Work Function Segment

The Work Function segment experienced a $21.3 million increase in segment income during the six months ended June 30, 2011 when compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to a 26 percent increase in sales. Gross profit margin increased 6 percentage points primarily due to higher sales volume in relation to fixed production costs. Also contributing to the increase in segment income was a reduction in fixed production costs of $1.8 million, as well as the fact that the Work Function segment recognized restructuring costs of $1.8 million in 2010 related to the closure of the Lawrence, Kansas facility.

Controls Segment

Net sales in the Controls segment increased 32 percent during the six months ended June 30, 2011 compared with the same period in 2010, excluding the effects of currency fluctuations. Segment income increased $22.5 million largely due to higher sales volumes and a change in product mix, as well as a $1.9 million reduction in field recall costs. Also contributing to the increase in segment income was the fact that the Controls segment recognized costs of $3.3 million related to the sale of the alternating current (AC) motor product line during the six months ended June 30, 2010.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a $14.0 million increase in segment income during the six months ended June 30, 2011 compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to an 18 percent increase in sales. Also contributing to the increase in segment income was a $2.8 million reduction in depreciation during the six months ended June 30, 2011 compared to the same period in 2010, as well as the fact that the Stand-Alone Businesses segment recognized restructuring costs of $1.6 million related to the closure of the Lawrence, Kansas facility during the six months ended June 30, 2010.

Global Services and other expenses, net

Global services and other expenses increased $3.2 million, excluding the impacts of currency, largely due to the fact that the Company recognized a loss on foreign currency transactions of $5.2 million during the six months ended June 30, 2011 compared to a gain of $2.9 million during the same period in 2010. Also contributing to the increase was a $1.4 million increase in incentive plan costs during the six months ended June 30, 2011 compared to the same period in 2010. This was partially offset by the fact that the Company recognized costs of $3.7 million related to a stock tender offer initiated by Danfoss Acquisition, Inc. and $1.5 million related to a pension settlement with a former executive during the six months ended June 30, 2010.

Income Taxes

The Company's effective tax rate was 23.1 percent for the first six months of 2011 compared to 12.2 percent for the same period in 2010. The increase in the tax rate is partially attributable to the fact that most of the valuation allowances in the U.S. were reversed at the end of 2010 and, therefore, the 2011 U.S. earnings are subject to tax. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Order Backlog

The following table shows the Company's order backlog at June 30, 2011 and 2010 and orders written in the six-month periods ended June 30, 2011 and 2010, separately identifying the impact of currency fluctuations.

(in millions)	2010	Currency Fluctuation	Underlying Change	2011
Backlog at June 30	$633.1	$52.8	$209.2	$895.1
Orders written	971.5	42.9	168.4	1,182.8

Total order backlog at June 30, 2011 was $895.1 million compared to $633.1 million at June 30, 2010. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 33 percent. Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the six-month period ended June 30, 2011 were $1,182.8 million, an increase of 17 percent compared to 2010, excluding the impact of currency fluctuations. The increase in backlog and order entry is due to the global economic recovery.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency expense of $5.2 million was recognized during the six months ended June 30, 2011, compared to income of $2.9 million for the same period in 2010.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2010 and June 30, 2011. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at June 30, 2011 was a net asset of $1.9 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been cash flow from operations and from its credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and permits the Company to borrow up to approximately $350 million. The Danfoss Agreement provides a term loan of approximately $200 million ($140 million and 45 million euro) that will mature in September 2015, as well as a revolving credit facility that permits borrowings of approximately $150 million ($125 million and 20 million euro) through September 2013. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

The Company generated $141.9 million of free cash flow during the six months ended June 30, 2011, while reducing its debt, net of cash, from $237.4 million at December 31, 2010, to $99.9 million at June 30, 2011. The Company expects to continue to generate strong cash flow, and with its debt now at a comfortable level, management and members of the Board of Directors are in discussions regarding the use of future cash being generated.

As the Company has significant international operations, a portion of the cash on the balance sheet is held in foreign subsidiaries. The repatriation of cash balances from certain foreign subsidiaries could have adverse tax consequences or be subject to capital controls, however, those balances are generally available without legal restrictions to fund local ordinary business operations. With few exceptions, the Company intends to reinvest these earnings permanently and, therefore, U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries.

The Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future.

Cash Flow from Operations

Cash provided by operations was $169.2 million during the six months ended June 30, 2011 compared to $104.7 million for the six months ended June 30, 2010. The increase was driven by higher net income during the first six months of 2011 when compared to the same period in 2010. The positive change in net income was partially offset by the fact that net working capital, consisting of accounts receivable, inventories, and accounts payable, used $59.6 million in cash during the six months ended June 30, 2011 compared to $38.1 million during the six months ended June 30, 2010.

Cash Used in Investing Activities

Cash used in investing activities totaled $17.1 million for the six months ended June 30, 2011 compared to $3.8 million for the six months ended June 30, 2010. Capital expenditures during the period were $14.1 million compared to $8.7 million during the same period in 2010. Also contributing to the increase in cash used was a $3.7 million reduction in proceeds from the sale of property, plant and equipment in 2011 compared to the same period in 2010. Advances to noncontrolling interest partners totaled $4.2 million during the first six months of 2011, while there were no advances during the same period in 2010.

Cash Used in Financing Activities

Net repayment of borrowings used $79.6 million of cash during the six months ended June 30, 2011 compared to $90.5 million during the six months ended June 30, 2010. The Company makes varying distributions to its noncontrolling interest partners from its joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $10.1 million during the six months ended June 30, 2011 compared to $10.7 million during the six months ended June 30, 2010.

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

New Accounting Principles —

In May 2011 the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this guidance in 2012, although this guidance is not expected to impact the consolidated financial statements.

In June 2011 the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance in 2012 will not impact the Company's consolidated financial position, results of operations or cash flows but will impact the presentation of OCI in the consolidated financial statements.

Outlook

Improved market conditions are expected to result in 2011 sales levels that are 25 to 30 percent higher than sales in 2010. The expected growth in sales, combined with controlled increases in fixed expenses is expected to result in strong earnings in 2011. Capital expenditures during 2011 are expected to be $60.0 to $65.0 million.

The Company's long-term plan forecasts revenues of $3.0 billion to $3.4 billion in 2015, with earnings before interest and tax averaging 14 to 16 percent of sales over the period. Sales in the APAC region are expected to triple, from approximately $300.0 million in 2010 to $900.0 million in 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Document

10.1	The Employment Contract effective as of May 1, 2011 by and between Sauer-Danfoss ApS and Helge Joergensen is attached hereto.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
________________________________________

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in SBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2011.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

	By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date: August 4, 2011