Form 10-Q
period 2011-09-30
SAUER DANFOSS INC
filed 2011-11-03
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☒

As of November 2, 2011, 48,432,860 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$483,297	$392,649	$1,611,356	$1,211,645
Cost of sales	328,482	273,665	1,076,699	848,078
Gross profit	154,815	118,984	534,657	363,567
Selling, general and administrative	54,790	42,840	166,709	145,930
Research and development	16,176	13,002	45,826	37,574
Loss (gain) on sale of business and asset disposals	(88)	1,480	(349)	3,785
Total operating expenses	70,878	57,322	212,186	187,289
Income from operations	83,937	61,662	322,471	176,278

Nonoperating income (expense):
Interest expense, net	(5,479)	(11,659)	(17,354)	(43,001)
Loss on early retirement of debt	(277)	(2,147)	(1,176)	(2,421)
Other, net	1,270	(1,972)	(2,867)	1,708
Nonoperating expenses, net	(4,486)	(15,778)	(21,397)	(43,714)
Income before income taxes	79,451	45,884	301,074	132,564
Income tax expense	(19,944)	(8,618)	(71,079)	(19,162)
Net income	59,507	37,266	229,995	113,402
Net income attributable to noncontrolling interest, net of tax	(2,510)	(5,166)	(27,569)	(26,022)
Net income attributable to Sauer-Danfoss Inc.	$56,997	$32,100	$202,426	$87,380
Net income per common share, basic	$1.18	$0.66	$4.18	$1.81
Net income per common share, diluted	$1.18	$0.66	$4.18	$1.80
Weighted average basic shares outstanding	48,405,860	48,394,759	48,400,778	48,378,850
Weighted average diluted shares outstanding	48,478,192	48,473,736	48,478,933	48,466,487

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$66,904	$44,039
Cash deposited with related persons	140,688	986
Accounts receivable (net of allowances of $5,325 and $4,925 in 2011 and 2010, respectively)	243,133	213,896
Inventories	226,912	200,993
Other current assets	83,035	87,180
Total current assets	760,672	547,094

Property, Plant and Equipment (net of accumulated depreciation of $789,375 and $731,453 in 2011 and 2010, respectively)	369,922	408,097

Other Assets:
Goodwill	35,127	35,055
Other intangible assets, net	17,242	18,416
Deferred income taxes	74,814	108,009
Other	10,517	11,533
Total other assets	137,700	173,013
Total Assets	$1,268,294	$1,128,204

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$20	$27,700
Long-term debt due within one year	929	51,187
Accounts payable	181,194	177,505
Accrued salaries and wages	61,274	56,442
Accrued warranty	26,014	28,183
Other accrued liabilities	53,056	48,564
Total current liabilities	322,487	389,581

Long-Term Debt	202,501	202,599

Other Liabilities:
Long-term pension liability	61,496	70,083
Postretirement benefits other than pensions	30,400	49,277
Deferred income taxes	29,068	28,651
Other	25,660	18,876
Total other liabilities	146,624	166,887

Total liabilities	671,612	759,067

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2011 and 2010; issued and outstanding 48,432,860 in 2011 and 48,408,259 in 2010	484	484
Additional paid-in capital	348,201	348,289
Retained earnings (accumulated deficit)	116,980	(85,446)
Accumulated other comprehensive income	38,104	30,800
Total Sauer-Danfoss Inc. stockholders' equity	503,769	294,127
Noncontrolling interest	92,913	75,010
Total stockholders' equity	596,682	369,137

Total Liabilities and Stockholders' Equity	$1,268,294	$1,128,204
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
December 31, 2010	48,408,259	$484	$348,289	$(85,446)	$30,800	$75,010	$369,137
Comprehensive income:
Net income	—	—	—	202,426	—	27,569
Pension and postretirement adjustment, net of tax	—	—	—	—	14,145	—
Unrealized losses on hedging activities, net of tax	—	—	—	—	(1,442)	—
Currency translation	—	—	—	—	(5,399)	2,374
Total comprehensive income							239,673
Performance units vested	11,101	—	—	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(194)	—	—	—	(194)
Restricted stock compensation	—	—	106	—	—	—	106
Noncontrolling interest distribution	—	—	—	—	—	(12,040)	(12,040)
September 30, 2011 (unaudited)	48,432,860	$484	$348,201	$116,980	$38,104	$92,913	$596,682

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$229,995	$113,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,106	73,443
Loss (gain) on sale of business and asset disposals	(349)	3,785
Loss on early retirement of debt	1,176	2,421
Change in deferred income taxes	31,544	4,813
Changes in operating assets and liabilities
Accounts receivable, net	(22,906)	(64,355)
Inventories	(25,013)	(14,217)
Other current assets	3,247	(7,456)
Accounts payable	(1,263)	53,237
Accrued liabilities	7,342	15,952
Other	(7,635)	6,964
Net cash provided by operating activities	283,244	187,989

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(22,839)	(12,728)
Proceeds from sale of property, plant and equipment	1,203	4,290
Advances to related persons	(139,295)	(2,500)
Net cash used in investing activities	(160,931)	(10,938)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(30,800)	(18,385)
Net repayments on revolving credit facility	(51,026)	(1,373)
Repayments of long-term debt	(1,438)	(325,937)
Borrowings of long-term debt	—	200,737
Payment for debt financing costs	—	(4,185)
Payment of prepayment penalty	—	(1,674)
Distributions to noncontrolling interest partners	(12,040)	(19,914)
Net cash used in financing activities	(95,304)	(170,731)

Effect of Exchange Rate Changes on Cash	(4,144)	2,256

Cash and Cash Equivalents:
Net increase during the period	22,865	8,576
Beginning balance	44,039	38,790
Ending balance	$66,904	$47,366

Supplemental Cash Flow Disclosures:
Interest paid	$16,441	$43,875
Income taxes paid	$45,323	$10,429
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

Reclassifications —

Cash deposited with a noncontrolling interest partner at December 31, 2010 of $986 was previously included in other current assets. This amount is shown separately on the balance sheet in the current year due to the increase in cash deposited with related persons.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine-month periods ended September 30, 2011 and 2010:

	September 30, 2011			September 30, 2010
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$56,997	48,405,860	$1.18	$32,100	48,394,759	$0.66
Effect of dilutive securities:
Restricted stock	—	11,706	—	—	2,491	—
Performance units	—	60,626	—	—	76,486	—
Diluted net income	$56,997	48,478,192	$1.18	$32,100	48,473,736	$0.66

Nine Months
Basic net income	$202,426	48,400,778	$4.18	$87,380	48,378,850	$1.81
Effect of dilutive securities:
Restricted stock	—	10,730	—	—	5,426	—
Performance units	—	67,425	—	—	82,211	(0.01)
Diluted net income	$202,426	48,478,933	$4.18	$87,380	48,466,487	$1.80

3)    Restructuring —

In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. The Company incurred restructuring costs for this project of $1,417 and $4,817 in the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010 the Work Function segment reported costs of $1,330 and $3,014, respectively, and the Stand-Alone Businesses segment reported costs of $87 and $1,803, respectively. The restructuring was completed in 2010 at a total cost of $9,516, which is reported in the Work Function and Stand-Alone Businesses segments, $5,811 and $3,705, respectively. The land and building at the Lawrence, Kansas location is available for sale and is classified in other current assets on the balance sheet.

The Company has not incurred any restructuring charges in 2011. The restructuring costs incurred during the three and nine months ended September 30, 2010 are reported in the consolidated statement of operations as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss (Gain) on Asset Disposals	Total
Charges for the three months ended September 30, 2010	$417	$26	$974	$1,417

Charges for the nine months ended September 30, 2010	$3,075	$472	$1,270	$4,817

4)    Inventories —

The composition of inventories is as follows:

	September 30, 2011	December 31, 2010
Raw materials	$108,105	$93,653
Work in progress	51,515	46,746
Finished goods and parts	88,506	80,828
LIFO allowance	(21,214)	(20,234)
Total	$226,912	$200,993

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

The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	September 30, 2011	December 31, 2010
Assets:
Foreign currency exchange contracts	Other current assets	$—	$184
Liabilities:
Foreign currency exchange contracts	Other accrued liabilities	$2,316	$867
Foreign currency exchange contracts	Other liabilities	585	255
		$2,901	$1,122

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

	September 30, 2011	December 31, 2010
U.S. dollar	42,150	37,200
Euro	10,650	10,200

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

	September 30, 2011	December 31, 2010

Foreign currency exchange contracts	$2,094	$652

At September 30, 2011 the Company expects to reclassify $1,580 of loss, net of tax, on derivative instruments from accumulated other comprehensive income to the income statement during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010:

Statement of Operations Classification	September 30, 2011	September 30, 2010
Three months ended
Net Sales	$475	$(775)
Other, net	(491)	380
	$(16)	$(395)
Nine months ended
Net Sales	$450	$(302)
Other, net	(257)	(180)
	$193	$(482)

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

In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income or expense, net on the consolidated statement of operations. There was no significant hedge ineffectiveness in the three or nine months ended September 30, 2011 or 2010.

6)    Related Person Transactions —

In September 2010, the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which includes both term loan and revolving credit facilities. The Danfoss Agreement replaced a loan agreement with Danfoss A/S which had been in place since November 2009. The principal amount outstanding under the revolving credit facility at September 30, 2011 and December 31, 2010 was $0 and $50,455, respectively. The revolving loans had a weighted average interest rate of 4.30% at December 31, 2010. The Company incurred interest expense of $4,690 and $16,244 for the three and nine months ended September 30, 2011 respectively, related to the debt with Danfoss A/S.
In September 2011, upon the request of the Company, the borrowing capacity of the revolving credit facility was reduced to approximately $100,000 ($75,000 and 20,000 euro). In June 2011, upon the request of the Company, the borrowing capacity of the revolving credit facility was reduced to approximately $150,000 ($125,000 and 20,000 euro). As a result of the reductions in borrowing capacity the Company recognized $277 and $1,176 of loss on early retirement of debt due to the write-off of unamortized deferred financing costs in the three and nine months ended September 30, 2011, respectively.
In August 2011, the Company entered an Agreement with Danfoss A/S, the Company's majority stockholder, to loan excess cash to Danfoss A/S at the EURIBOR or LIBOR rate plus 0.25%. The Company had four deposits of cash with Danfoss A/S, totaling $133,182, at September 30, 2011. The deposits have a weighted average interest rate of 1.37% and terms ranging from 7 to 35 days. The Company recorded interest income of $193 during the three and nine months ended September 30, 2011.
The Company has a tax sharing agreement with Danfoss A/S whereby subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash received or paid under these two methods will be recorded as a capital contribution or dividend distribution when the cash is received or paid. For the nine months ended September 30, 2011 the Company generated taxable income in Denmark and is expected to utilize the remaining net operating losses generated by the Company in Denmark in prior years. The Company is expected to remit approximately $13,900 to Danfoss A/S in 2011that will be recorded as a dividend distribution.
In October 2010, the Company entered an Agreement with Daikin Industries Ltd., a noncontrolling interest owner in an entity consolidated by the Company, to loan excess cash or borrow funds on a daily basis as needed. The cash deposited with Daikin was $7,506 and $986 at September 30, 2011 and December 31, 2010, respectively. Interest is earned based on short term financing rates and was $9 and $19 during the three and nine months ended September 30, 2011, respectively.
The Company loans excess cash to Agri-Fab, Inc., a noncontrolling interest partner in Hydro-Gear Limited Partnership, a U.S. limited partnership. There was no principal balance receivable from Agri-Fab, Inc. at September 30, 2011 or December 31, 2010. The Company recorded interest income of $95 and $244 during the three and nine months ended September 30, 2010.

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

The following table presents the changes in the Company's accrued warranty liability:

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$28,183	$28,820
Payments	(12,078)	(10,607)
Accruals for warranties	9,406	13,814
Currency impact	503	(782)
Balance, end of period	$26,014	$31,245

8)    Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2011 and 2010 for the defined benefit plans consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$974	$1,035	$2,931	$2,834
Interest cost	3,279	3,576	9,835	9,935
Expected return on plan assets	(3,232)	(3,351)	(9,689)	(8,708)
Amortization of prior service cost	(72)	(66)	(210)	(203)
Amortization of net loss	984	1,524	2,951	2,949
Pension settlement charge	—	—	—	1,541
Net periodic pension expense	$1,933	$2,718	$5,818	$8,348

A former executive of the Company received a lump sum distribution during the nine months ended September 30, 2010, which resulted in settlement expense of $1,541.

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$48	$21	$144	$129
Interest cost	665	826	1,994	2,149
Amortization of prior service cost	(32)	(32)	(96)	(96)
Amortization of net loss	464	723	1,391	1,257
Postretirement benefit expense	$1,145	$1,538	$3,433	$3,439

During the third quarter of 2011, the Company amended its U.S. retiree health care plans to change the method by which postretirement health care is provided for certain eligible Medicare age retirees and / or spouses. Beginning January 1, 2012, the Company will provide its eligible Medicare age retirees and / or spouses postretirement health care in the form of a defined contribution benefit, together with access to a third party health care exchange designed specifically for Medicare age participants. Postretirement health care was previously provided to this group through the Company's standard group health plan.

The plan amendment reduced the accumulated postretirement benefit obligation by approximately $18,900, which will be recognized as part of net periodic postretirement benefit cost over the average life expectancy of retired eligible employees.

9)    Sale of Business —

In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of this transaction occurred in the second quarter of 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed. Additional expenses of $3,317 were recognized during the nine months ended September 30, 2010 primarily related to a write-down of carrying value of a building and an additional write-down of inventory. The inventory was held on consignment and the purchaser revised their estimates of future inventory purchases from the Company.

As part of the sales agreement the Company is receiving a commission payment based on the level of AC motor sales made by the purchaser. The Company recognized commission income of $400 and $1,175 in the three and nine months ended September 30, 2011, respectively, and $220 and $653 in the three and nine months ended September 30, 2010, respectively. These amounts are included in Other, net on the consolidated statement of operations. The impact of this sale is reported in the Controls segment.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine-month periods ended September 30, 2011 and 2010:

Three months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
September 30, 2011
Net sales	$235,123	$89,328	$82,703	$76,143	$—	$483,297
Segment income (loss)	51,513	13,379	23,303	5,322	(8,310)	85,207
Interest expense, net						(5,479)
Loss on early retirement of debt						(277)
Income before income taxes						79,451
Depreciation and amortization	7,945	5,468	3,397	4,424	560	21,794
Capital expenditures	1,962	880	1,298	2,786	1,861	8,787

September 30, 2010
Net sales	$184,394	$80,796	$60,279	$67,180	$—	$392,649
Segment income (loss)	43,222	9,813	14,091	1,299	(8,735)	59,690
Interest expense, net						(11,659)
Loss on early retirement of debt						(2,147)
Income before income taxes						45,884
Depreciation and amortization	9,147	5,511	3,433	5,041	486	23,618
Capital expenditures	2,005	580	471	1,587	229	4,872

Nine months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
September 30, 2011
Net sales	$735,313	$294,810	$250,705	$330,528	$—	$1,611,356
Segment income (loss)	178,164	50,118	71,629	51,735	(32,042)	319,604
Interest expense, net						(17,354)
Loss on early retirement of debt						(1,176)
Income before income taxes						301,074
Depreciation and amortization	24,925	16,598	10,436	13,459	1,688	67,106
Capital expenditures	9,482	1,795	3,010	5,738	2,814	22,839

September 30, 2010
Net sales	$514,715	$236,426	$181,016	$279,488	$—	$1,211,645
Segment income (loss)	111,202	22,187	36,920	33,122	(25,445)	177,986
Interest expense, net						(43,001)
Loss on early retirement of debt						(2,421)
Income before income taxes						132,564
Depreciation and amortization	27,196	16,800	10,983	16,847	1,617	73,443
Capital expenditures	3,754	2,529	1,584	3,878	983	12,728

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2011	2010	2011	2010	2011	2010
United States	$175,952	$135,730	$605,386	$464,506	$100,642	$112,441
China	39,452	52,634	172,962	129,435	15,016	9,275
Germany	45,837	33,149	151,404	106,285	52,110	60,540
Italy	27,737	16,850	86,633	59,997	10,555	12,979
Denmark (3)	6,413	5,129	18,491	14,917	98,208	118,203
Other countries	187,906	149,157	576,480	436,505	156,277	172,937
Total	$483,297	$392,649	$1,611,356	$1,211,645	$432,808	$486,375
________________________________________

(1)	Net sales are attributed to countries based on location of customer.

(2)	Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)	Majority of this country's sales are shipped outside of the home country where the product is produced.

One customer accounted for ten percent of total consolidated net sales in the three months ended September 30, 2011. No other customers accounted for ten percent or more of total consolidated net sales in the three months ended September 30, 2011. No single customer accounted for ten percent or more of total consolidated net sales in the nine months ended September 30, 2011 or in any period presented for 2010.

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
Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience is never a perfect guide to anticipating actual future results. Risk factors affecting the Company's forward-looking statements include, but are not limited to, the following: general, worldwide economic conditions, the level of interest rates, crude oil prices, commercial and consumer confidence, and currency exchange rates; specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-management and productivity improvement efforts; the Company's ability to manage its business effectively in a period of growing sales and high demand and its capacity to make necessary adjustments if demand for its products were to decline; competing technologies and difficulties entering and growing in new and expanding markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the availability of sufficient levels of credit on favorable terms, whether from Danfoss A/S, the Company's majority stockholder, or from the capital markets or traditional credit sources to enable the Company to meet its capital needs; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the persistence of tight credit markets; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers; sovereign debt crises, in the U.S., Europe, and elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate; actions by the U.S. Federal Reserve Board and the central banks of other nations, including heightened capital requirements imposed on Chinese banks; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by credit rating agencies; changes in accounting standards; worldwide political stability, including developments in the Middle East; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. and NATO military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.
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

Executive Summary — Three Months Ended September 30, 2011

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's third quarter 2011 and 2010 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended September 30, 2010	Currency Fluctuation	Underlying Change	Three Months Ended September 30, 2011
Net sales	$392.6	$25.9	$64.8	$483.3
Gross profit	119.0	10.7	25.1	154.8
% of Sales	30.3%			32.0%

Selling, general and administrative	42.8	2.9	9.1	54.8
Research & development	13.0	0.9	2.3	16.2
Loss (gain) on sale of business and asset disposals	1.5	—	(1.6)	(0.1)
Total operating costs	57.3	3.8	9.8	70.9
Income from operations	$61.7	$6.9	$15.3	$83.9
% of Sales	15.7%			17.4%

Net sales for the third quarter 2011 increased 17 percent over the third quarter 2010, excluding the effects of currency. Excluding the impacts of currency, sales increased 23 percent in the Americas and 22 percent in Europe, while sales decreased 7 percent in Asia-Pacific. Sales in the Controls segment were up 28 percent, followed by increases of 22 percent in the Propel segment, 9 percent in the Stand-Alone Businesses segment, and 2 percent in the Work Function segment.

The significant increase in income from operations was driven by a 21 percent increase in gross profit, primarily due to higher sales volumes. Also contributing to the increase in income from operations was the fact that in 2010 the Company recognized costs of $1.0 million to write-down the value of a building held for sale in Lawrence, Kansas. Income from operations was negatively impacted in 2011 by a $1.8 million increase in incentive plan costs. Total selling, general and administrative costs increased by 21 percent, while research and development costs increased by 18 percent. These cost increases were driven by the Company's growth in 2011.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Agriculture/Turf Care	$6.7	10%	$0.1	4%	$12.2	34%	$19.0	17%
Construction/Road Building	4.4	13	(7.6)	(18)	4.2	14	1.0	1
Specialty	9.9	62	2.0	28	13.2	27	25.1	35
Distribution	18.1	39	(0.7)	(2)	2.3	9	19.7	18

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in Europe in the third quarter of 2011 compared to the same period in 2010, while sales in the Americas and Asia-Pacific experienced a moderate increase over strong third quarter sales of a year ago. Agricultural sales in the Americas remained strong due to historically high commodity prices, while sales in Brazil continue to benefit from a strong sugar-cane market. Agricultural sales growth in Europe was also driven by high commodity prices. Sales in the turf care market improved due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales in the construction/road building markets increased in Europe and the Americas, while the Asia-Pacific region experienced a reduction in sales during the third quarter of 2011 compared to the third quarter of 2010. Sales in Europe and the Americas showed improvement despite depressed residential construction markets and limited spending by state and local governments due to budget constraints. The sales decline in the Asia-Pacific region was largely due to reduced demand for rollers and transit mixers in China, as well as credit restrictions imposed by the Chinese government.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Sales in the Americas benefited from increased demand for aerial lifts and a strong overall market in Brazil. Sales in Europe improved due to increased demand for telehandlers, aerial lifts, and forklifts, as well as strengthening forestry, mining, and marine markets. Sales in the Asia-Pacific region improved, despite the credit restrictions imposed by the Chinese government, due to some new customers in China, Australia, and Southeast Asia.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 10 in the Notes to the Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, loss on early retirement of debt, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and hydraulic integrated circuits, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of the vehicle, but are marketed under their own names and are managed as stand-alone businesses.

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended September 30, 2010	Currency Fluctuation	Underlying Change	Three Months Ended September 30, 2011
Net sales
Propel	$184.4	$10.8	$39.9	$235.1
Work Function	80.8	6.7	1.8	89.3
Controls	60.2	5.7	16.8	82.7
Stand-Alone Businesses	67.2	2.7	6.3	76.2

Segment income (loss)
Propel	$43.2	$1.8	$6.5	$51.5
Work Function	9.8	0.8	2.8	13.4
Controls	14.1	1.4	7.8	23.3
Stand-Alone Businesses	1.3	0.3	3.7	5.3
Global Services and other expenses, net	(8.7)	2.0	(1.6)	(8.3)

Propel Segment

The Propel segment experienced a 22 percent increase in sales, excluding the effects of currency fluctuations, during the third quarter 2011 compared to 2010. Segment income increased by $6.5 million during the quarter when compared to the same period in 2010, excluding the effects of currency fluctuations, primarily due to increased sales volume. Partially offsetting the positive impact of increased sales on segment income in 2011 were increased costs for field recalls of $1.1 million and premium freight of $1.0 million. In addition, operating costs increased $5.2 million.

Work Function Segment

The Work Function segment experienced a $2.8 million increase in segment income during the third quarter of 2011 when compared with the same period in 2010, excluding the effects of currency fluctuations. Contributing to the increase in segment income was a 2 percent increase in sales, as well as the fact that the Work Function segment recognized restructuring costs of $1.3 million related to the closure of the Lawrence, Kansas facility during the third quarter of 2010.

Controls Segment

Net sales in the Controls segment increased 28 percent during the third quarter of 2011 compared with the same period in 2010, excluding the effects of currency fluctuations. Segment income increased $7.8 million largely due to higher sales volumes, as well as a $1.6 million reduction in field recall costs. The positive impact of these items was partially offset in 2011 by a $1.1 million increase in operating costs.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a $3.7 million increase in segment income during the third quarter of 2011 compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to a 9 percent increase in sales.

Global Services and other expenses, net

Costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $1.6 million, excluding the impacts of currency, largely due to a $1.2 million increase in incentive plan costs during the third quarter of 2011 compared to the same period in 2010. The Company recognized a gain on foreign currency transactions of $0.9 million during the third quarter of 2011 compared to a loss of $2.5 million during the same period in 2010.

Income Taxes

The Company's effective tax rate was 25.1 percent for the third quarter of 2011 compared to 18.8 percent for the same period in 2010. The increase in the tax rate is partially attributable to the fact that the majority of the valuation allowances in the U.S. were reversed at the end of 2010 and, therefore, the 2011 U.S. earnings are subject to tax. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Nine Months Ended September 30, 2011

The following table summarizes the Company's results from operations, separately identifying the impact of currency fluctuations for the nine months ended September 30, 2011 and 2010. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine Months Ended September 30, 2010	Currency Fluctuation	Underlying Change	Nine Months Ended September 30, 2011
Net sales	$1,211.6	$66.4	$333.4	$1,611.4
Gross profit	363.6	24.9	146.2	534.7
% of Sales	30.0%			33.2%

Selling, general and administrative	145.9	7.0	13.8	166.7
Research & development	37.6	2.1	6.1	45.8
Loss (gain) on sale of business and asset disposals	3.8	(0.1)	(4.0)	(0.3)
Total operating costs	187.3	9.0	15.9	212.2
Income from operations	$176.3	$15.9	$130.3	$322.5
% of Sales	14.6%			20.0%

Net sales for the nine months ended September 30, 2011 increased 28 percent over the nine months ended September 30, 2010, excluding the effects of currency. Excluding the impacts of currency, sales increased 31 percent in Asia-Pacific and 27 percent in the Americas and Europe. Sales in the Propel segment were up 37 percent, followed by increases of 31 percent in the Controls segment, 18 percent in the Work Function segment, and 16 percent in the Stand-Alone Businesses segment.

Gross profit increased 40 percent primarily due to increased sales volumes in relation to fixed production costs, as well as reduced depreciation and field recall costs. In 2010 gross profit was negatively impacted by restructuring costs of $3.1 million related to the closure of the Lawrence, Kansas facility.

Total operating costs increased 8 percent, excluding the impact of currency fluctuations, primarily due to the Company's growth in 2011. In addition, operating costs were negatively impacted in 2011 by a $3.3 million increase in incentive plan costs. In 2010 the Company recognized a $1.1 million gain on the sale of equipment. Operating costs were negatively impacted in 2010 by costs of $3.4 million related to a tender offer initiated by Danfoss Acquisition, Inc., $3.3 million related to the exit from the AC motor product line, and restructuring costs of $1.7 million related to the closure of the Lawrence, Kansas facility.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Agriculture/Turf Care	$45.6	16%	$1.7	20%	$49.2	37%	$96.5	23%
Construction/Road Building	17.8	19	29.9	30	21.1	22	68.8	24
Specialty	25.2	57	9.3	54	40.9	27	75.4	35
Distribution	56.7	45	24.5	30	11.5	15	92.7	32

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a strong increase in all regions during the nine months ended September 30, 2011. Agricultural sales in the Americas benefited from historically high commodity prices and a strong sugar cane market in Brazil, while the sales growth in Europe was also driven by high commodity prices. Sales in the turf care market improved due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

The construction/road building markets experienced strong sales increases in all regions during the nine months ended September 30, 2011 compared to the same period in 2010. The Asia-Pacific region had the strongest sales growth at 30 percent, largely due to increased demand for rollers and transit mixers in China during the first half of the year. Customers in Japan have increased production due to increased exports to the Americas and to rebuild damage resulting from the earthquake earlier in the year. Sales in the Americas and Europe also showed strong improvement over relatively low sales levels in 2010 despite depressed residential construction markets and limited spending by state and local governments due to budget constraints.

Specialty
Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market increased 35 percent compared to 2010. Sales in the Americas benefited from increased demand for aerial lifts and a strong overall market in Brazil. Sales in Europe improved due to strengthening forestry and mining markets, as well as increased demand for telehandlers, truck-mounted cranes, and aerial lifts. Sales in the Asia-Pacific region improved as some new and existing customers in China and Australia increased production.
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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Nine Months Ended September 30, 2010	Currency Fluctuation	Underlying Change	Nine Months Ended September 30, 2011
Net sales
Propel	$514.7	$28.9	$191.7	$735.3
Work Function	236.4	16.6	41.8	294.8
Controls	181.0	13.7	56.0	250.7
Stand-Alone Businesses	279.5	7.2	43.9	330.6

Segment income (loss)
Propel	$111.2	$7.2	$59.8	$178.2
Work Function	22.2	3.7	24.2	50.1
Controls	36.9	4.4	30.3	71.6
Stand-Alone Businesses	33.1	0.9	17.7	51.7
Global Services and other expenses, net	(25.4)	(1.8)	(4.8)	(32.0)

Propel Segment

Sales in the Propel segment increased 37 percent during the nine months ended September 30, 2011 compared to the same period in 2010, excluding the effects of currency fluctuations. Segment income increased by $59.8 million compared to the same period in 2010, excluding the effects of currency fluctuations, primarily due to increased sales volume. Partially offsetting the positive impact of increased sales in 2011 were increased premium freight charges of $2.5 million. Operating costs increased $14.4 million, with research and development costs experiencing the largest increase.

Work Function Segment

The Work Function segment experienced a $24.2 million increase in segment income during the nine months ended September 30, 2011 when compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to an 18 percent increase in sales. Gross profit margin increased 5 percentage points primarily due to higher sales volume in relation to fixed production costs, which decreased by $3.0 million. Also contributing to the increase in segment income were restructuring costs of $3.0 million in 2010 related to the closure of the Lawrence, Kansas facility.

Controls Segment

Net sales in the Controls segment increased 31 percent during the nine months ended September 30, 2011 compared with the same period in 2010, excluding the effects of currency fluctuations. Segment income increased $30.3 million, excluding the effects of currency fluctuations, largely due to higher sales volumes and a change in product mix, as well as a $3.6 million reduction in field recall costs. Also contributing to the increase in segment income was the fact that the Controls segment recognized costs of $3.3 million related to the sale of the alternating current (AC) motor product line during the nine months ended September 30, 2010.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a $17.7 million increase in segment income during the nine months ended September 30, 2011 compared with the same period in 2010, excluding the effects of currency fluctuations, primarily due to an 16 percent increase in sales. Also contributing to the increase in segment income were restructuring costs of $1.8 million related to the closure of the Lawrence, Kansas facility during the nine months ended September 30, 2010.

Global Services and other expenses, net

Global services and other expenses increased $4.8 million, excluding the impacts of currency, largely due to a loss on foreign currency transactions of $4.3 million recognized during the nine months ended September 30, 2011 compared to a gain of $0.4 million during the same period in 2010. Also contributing to the increase was a $2.6 million increase in incentive plan costs during the nine months ended September 30, 2011 compared to the same period in 2010. The negative impact of these items was partially offset by costs of $3.7 million related to a stock tender offer initiated by Danfoss Acquisition, Inc. and $1.5 million related to a pension settlement with a former executive during the nine months ended September 30, 2010.

Income Taxes

The Company's effective tax rate was 23.6 percent for the first nine months of 2011 compared to 14.5 percent for the same period in 2010. The increase in the tax rate is partially attributable to the fact that the majority of the valuation allowances in the U.S. were reversed at the end of 2010 and, therefore, the 2011 U.S. earnings are subject to tax. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Order Backlog

The following table shows the Company's order backlog at September 30, 2011 and 2010 and orders written in the nine-month periods ended September 30, 2011 and 2010, separately identifying the impact of currency fluctuations.

(in millions)	2010	Currency Fluctuation	Underlying Change	2011
Backlog at September 30	$669.9	$3.1	$269.3	$942.3
Orders written	1,378.4	71.4	285.0	1,734.8

Total order backlog at September 30, 2011 was $942.3 million compared to $669.9 million at September 30, 2010. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 40 percent. Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the nine-month period ended September 30, 2011 were $1,734.8 million, an increase of 21 percent compared to 2010, excluding the impact of currency fluctuations.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency expense of $4.3 million was recognized during the nine months ended September 30, 2011, compared to income of $0.4 million for the same period in 2010.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2010 and September 30, 2011, although it did strengthen in the third quarter compared to the first half of the year. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at September 30, 2011 was a net liability of $2.9 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been cash flow from operations and from its credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and permits the Company to borrow up to approximately $300 million. The Danfoss Agreement provides a term loan of approximately $200 million ($140 million and 45 million euro) that will mature in September 2015, as well as a revolving credit facility that permits borrowings of approximately $100 million ($75 million and 20 million euro) through September 2013. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

The Company generated $283.2 million of cash provided by operating activities during the nine months ended September 30, 2011, enabling it to reduce its debt, net of cash and cash deposited with related persons, from $236.5 million at December 31, 2010, to net cash of $4.1 million at September 30, 2011. The Company expects to continue to generate strong cash flow. Management and members of the Board of Directors are in discussions regarding the use of cash being generated.

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

Cash Flow from Operations

Cash provided by operations was $283.2 million during the nine months ended September 30, 2011 compared to $188.0 million for the nine months ended September 30, 2010. The increase was driven by higher net income during the first nine months of 2011 when compared to the same period in 2010. The positive change in net income was partially offset by the fact that net working capital, consisting of accounts receivable, inventories, and accounts payable, used $49.2 million in cash during the nine months ended September 30, 2011 compared to $25.3 million during the nine months ended September 30, 2010.

Cash Used in Investing Activities

Cash used in investing activities totaled $160.9 million for the nine months ended September 30, 2011 compared to $10.9 million for the nine months ended September 30, 2010. The Company invested $139.3 million of excess cash with related persons during the nine months endedSeptember 30, 2011. The majority of the cash deposited with related persons may be offset against the term loan outstanding under the Danfoss Agreement if Danfoss A/S were not able to repay the cash. Capital expenditures during the period were $22.8 million compared to $12.7 million during the same period in 2010.

Cash Used in Financing Activities

Net repayment of borrowings used $83.3 million of cash during the nine months ended September 30, 2011 compared to $145.0 million during the nine months ended September 30, 2010. In 2010 the Company paid $4.2 million in debt origination fees and $1.7 million in debt extinguishment costs. The Company makes varying distributions to its noncontrolling interest partners from its joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $12.0 million during the nine months ended September 30, 2011 compared to $19.9 million during the nine months ended September 30, 2010.

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

Outlook

Improved market conditions are expected to result in 2011 sales levels that are approximately 25 percent higher than sales in 2010. The expected growth in sales, combined with controlled increases in fixed expenses is expected to result in strong earnings in 2011. Capital expenditures during 2011 are expected to be $60.0 to $65.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information.

On August 18, 2011, the Company entered into a Loan Agreement (Loan Agreement) with Danfoss A/S (Danfoss) pursuant to which the Company has the right, but not the obligation, in its sole discretion to make loans to Danfoss (each, a Loan). To make a Loan, the Company must notify Danfoss of the principal amount of the Loan, the currency the Loan will be made and repaid in, the date of the Loan, and the maturity date of the Loan. Each Loan under the Loan Agreement bears interest at a fixed rate equal to the EURIBOR or LIBOR rate in effect two banking days prior to the date of the Loan plus 0.25%. In the event of a default by Danfoss, the Company is entitled to set off against the outstanding balance of the Loans any amounts owed by the Company and its subsidiaries to Danfoss, including amounts outstanding under the Amended and Restated Credit Agreement dated September 7, 2010 (the Credit Agreement). Danfoss is the majority stockholder of the Company. Through the date of this Quarterly Report on Form 10-Q, all Loans outstanding under the Loan Agreement have had a maturity date of 35 days or less, and the aggregate amount of Loans outstanding at any time has not exceeded the principal amount due and owing from the Company to Danfoss under the Credit Agreement. The foregoing description of the Loan Agreement is qualified in its entirety by reference to the full text of the Loan Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6. Exhibits.

Exhibit No.	Description of Document

10.1	The Loan Agreement dated as of August 18, 2011 by and between Danfoss A/S and the Company is attached as Exhibit 10.1 and is incorporated herein by reference.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
________________________________________

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (iii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2011.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, shall be deemed not filed for purposes of Section 18 of the Exchange Act or Section 34(b) of the Investment Company Act, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

		By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date:	November 3, 2011