Form 10-K
period 2011-12-31
SAUER DANFOSS INC
filed 2012-03-01
CIK 865754

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒
         The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2011 was $586,928,107. (The registrant does not have any other authorized common equity.)
         As of February 29, 2012 there were 48,437,917 shares of common stock, $0.01 par value, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement for the annual meeting of stockholders to be held June 6, 2012 are incorporated by reference into Part III.

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
The Company reports its operating segments based on its product lines of Propel, Work Function, Controls and Stand-Alone Businesses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include hydrostatic steering units, geroller and gerotor motors used for both propel and work functions. Products in the Controls segment include electrohydraulic controls, microprocessors, and proportional valves that control and direct the power of a vehicle. Products in the Stand-Alone Businesses include cartridge valves and hydraulic integrated circuits (HICs), open circuit gear pumps and motors, directional control valves, inverters, light power hydrostatic transmissions, gear reduction drives, piston pumps and wheel motors. Information about the Company's reportable segments defined by product lines is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-29 through F-31 of this report and is incorporated herein by reference.

(c)	Description of Business
Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's segments and geographic regions is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-29 through F-31, and is incorporated herein by reference. In 2011 one customer accounted for slightly more than 10 percent of the Company's total net sales, while no individual customer accounted for 10 percent or more of the Company's total net sales in 2010 and 2009.
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

1

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
Proportional Valves Group (PVG)
Sauer-Danfoss designs, manufactures and markets a variety of proportional valves to meet its customers' needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to simpler mechanically actuated valves for construction equipment. These products are produced in facilities located in Povazská Bystrica, Slovakia; Nordborg, Denmark; Easley, South Carolina; and Shanghai, China.
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
Cartridge Valves and HICs
Sauer Danfoss designs, manufactures and markets a broad portfolio of cartridge valves to meet its customers' needs for power control under the brand “Comatrol.” The business works directly with its customers in designing and manufacturing custom hydraulic integrated circuits (HICs) that combine multiple cartridge valves into a complete hydraulic control solution to regulate speed, control direction and modulate force. The cartridge valves range from very simple, low-cost mechanical cartridges used on compact utility tractors and fairway mowers, to precise electro-proportional control valves for complex applications such as aerial lifts, paving equipment and agricultural harvesters. The Company manufactures cartridge valves and HICs in facilities located in Reggio Emilia, Italy; Easley, South Carolina; and Shanghai, China.
Directional Control Valves
Sauer-Danfoss designs, manufactures and markets directional control valves for compact utility tractors, construction equipment, material handling and mobile equipment in general under the brand "Valmova." These products are manufactured in facilities located in Caxias do Sul, Brazil; and Pune, India.
Inverters
Sauer-Danfoss develops and markets a broad range of high-performance inverters for mobile applications under the brand "Schwarzmüller Inverter." Inverters are used to drive alternating current (AC) motors and transform electrical power from a battery to mechanical power. Typical applications are traction, steering and hydraulic pump systems in material handling vehicles and other battery powered / electrical hybrid applications. The advantage of inverter driven AC-systems compared to hydraulic solutions is the high degree of control and efficiency. These products are designed at the Company's facility in Kaiserslautern, Germany and manufactured by contractors in Slovakia and Germany.
Light Duty Hydrostatic Transmissions
The Company designs, manufactures and markets high-performance light duty hydrostatic transmissions, gear reduction drives, piston pumps, and wheel motors for both the consumer and commercial markets in the lawn and garden industry under the brand "Hydro-Gear." These products are manufactured at its facilities in Sullivan, Illinois and Princeton, Kentucky.
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
Patents, Trademarks, and Licenses
The Company owns or licenses rights to 536 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.
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
Working Capital
The Company has historically funded its working capital requirements through cash flow from operations and its various credit facilities. As described in Note 8 in the Notes to the Consolidated Financial Statements on page F-15 through F-16 of this report, the Company has a credit facility in place which allows it to borrow up to $100 million on a revolving credit facility from Danfoss A/S, the Company's majority shareholder, in addition to the$200 million outstanding on the term loans. The Company is reliant on Danfoss A/S as its primary external source of working capital financing.
Backlog
At December 31, 2011 the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2012) was $940 million, an increase of 16 percent from December 31, 2010, excluding the impact of currency fluctuation. Historically, backlog comparisons have been a good indicator of the Company's future business level, but the value of those comparisons depends on the degree to which customer ordering behavior remains constant from year to year. Customers can increase, cancel, or reschedule orders, so some customers place orders in excess of their actual needs in order to ensure that adequate quantities will be available. In such a case, the customer may ultimately cancel a portion of its order.
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
Work Function Segment
Low speed high torque motors (LSHT) and hydrostatic steering units are provided to the market from more than ten competitors, the major ones being Eaton Corporation, Zhenjiang Hydraulic Components Manufacturing Co., Ltd., White Drive Products, Parker-Hannifin Corporation, Ognibene S.p.A., Bosch Rexroth AG and M+S Hydraulic. Sauer-Danfoss believes it occupies the number two position in the global market for LSHT. The Company believes it has the largest European market share for steering units. As steering systems' technical demands grow, Sauer-Danfoss is providing electronic control of steering and complete electrical steering solutions to meet the growing demands of the steering market.
Controls Segment
In the electronic components market, which covers both propel and work function, there are only a few global competitors providing both the hydraulic and electronic elements of the system. The main competition comes from major OEMs, who produce electronic controls for their own use, or niche competitors who focus on a specific market segment, region, or technology. The Company believes it is well positioned to establish itself as a technology leader, as there is no clearly established technology in this sector that is deemed to be an industry standard. It also believes it will experience higher than average market growth levels as a result of the industry applying more electronics to meet the needs of new safety and emissions regulations.
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
Stand-Alone Businesses Segment
The open circuit gear pumps and motors market is fragmented among a large number of suppliers of all types of products and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker-Hannifin Corporation, Casappa S.p.A., Concentric (previously branded Haldex), and in Japan, Shimadzu Corporation The supply of standard gear pumps and motors is particularly fragmented among more than 50 companies worldwide. Most of these competitors have a limited product range and operate in a limited geographic market.
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
The inverters market is dominated by Zapi and Curtis. Other relevant competitors are Danaher, Sevcon and SME, while the biggest vehicle manufacturers in the material handling market such as Kion and Jungheinrich design and produce their own inverters. Sauer-Danfoss' unique selling point is the full graphical programmability of its inverters which gives distributors and customers a high flexibility to design their own applications and opens new distribution channels and markets.
The hydrostatic drive systems market for the lawn and garden industry is highly concentrated and intensely competitive. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers. With respect to global supply of small-sized hydrostatic transmissions, the Company believes it is the world leader in terms of product range and market share.
Research and Development
The Company's research and development expenditures during 2011, 2010, and 2009 were $64.0 million, $51.6 million, and $61.4 million, respectively.
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
Employees
As of December 31, 2011, 2010, and 2009 the Company had approximately 6,500, 6,000, and 6,100 employees, respectively. Of its full-time employees at December 31, 2011, approximately 2,200 were located in the Americas with the remainder located in Europe and the Asia-Pacific region. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.
Financial Information about Geographic Areas
Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-29 through F-31 of this report, and is incorporated herein by reference.
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
Worldwide Economic Conditions
The Company manufactures and sells its products throughout the world, so worldwide economic conditions can have a material and adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company's performance in 2008 and 2009 was significantly disrupted by the recession and market turmoil that occurred in those years. The global economy, with numerous localized exceptions, saw modest improvements during 2010 and 2011, which helped the Company to achieve better financial and operational results in 2010 and 2011. It remains impossible to forecast, however, whether the worldwide economy will continue to improve during 2012 or may slip back into a recessionary state.
Economic indicators are, at best, mixed on both global and regional levels. For example, the U.S. economy saw low levels of growth during 2011 and continues to suffer from high unemployment and depressed housing and construction markets. In addition, recent disruptions in the European credit markets and sovereign debt crises across the Euro-zone could have negative, worldwide consequences. If one of those consequences is a renewed tightening of credit markets, the Company and its suppliers and customers could suffer from a reduced ability to finance their operations, which could lead to a decrease in orders for the Company's products or an increase in its costs of production.
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
Avoidance of Credit Default; Dependence on Affiliate Borrowing
The Company has a Credit Agreement with Danfoss A/S, the Company's majority stockholder, under which the Company may borrow up to approximately $300 million. This amount was originally $500 million, however due to the strong cash generation in 2011 the Company voluntarily reduced the available credit on the revolving credit facility. The Credit Agreement consists of a revolving credit facility that matures in September 2013 and two term loans that require repayment in September 2015. Historically, in borrowing funds from Danfoss A/S, the Company is dependent on Danfoss A/S for the Company's working capital and other funding needs. If Danfoss A/S were unable to borrow or otherwise generate sufficient funds to meet the Company's borrowing requirements or were to become unwilling to continue lending to the Company on reasonable terms, the Company has the right to seek alternative financing sources. If such alternative funding were not available on reasonable terms, the Company's business, results of operations, and financial position could be adversely affected.
Goodwill and Long-Lived Assets Impairment
If the price of the Company's stock were to decline to the point that its market capitalization were lower than its carrying value, the Company may be required to perform interim impairment tests on goodwill or other long-lived assets. There may be other triggering events that indicate that the carrying amount of goodwill or long-lived assets may not be recoverable from future cash flows. If the Company determines that any goodwill or other long-lived asset amounts need to be written down to fair values at that time, this could result in a charge that may be material to the Company's operating results and financial condition.
International Operations
The Company depends on the strength of the economies in various parts of the world, particularly in the U.S., Europe, and the Asia-Pacific region. As a result of this worldwide exposure, net revenue and profitability may be harmed as a result of economic conditions in the major markets in which the Company operates, including, but not limited to, recessions, inflation and deflation, general weakness in the markets we serve, changes in governmental laws and policies, government embargoes or foreign trade restrictions, duties and tariffs, import and export controls, and changes in consumer purchasing power.
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
Common Business System
The Company has implemented a common business system at substantially all of its locations. Any significant problems incurred related to operation of the system may delay or stop manufacturing and hinder the Company's ability to ship product in a timely manner or affect the Company's ability to access financial information. These problems could result in the loss of customers, a decrease in revenue, or significant costs to correct the problem.
Raw Material Availability
The Company purchases raw materials and component parts from suppliers to be used in the manufacture of products. During the worldwide economic recession, many of the Company's raw material suppliers reduced their output. As the worldwide market has improved over the last year, suppliers have increased production. In the event of a short-term substantial increase in demand, the Company may experience price increases and difficulties in purchasing raw materials.
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

Item 2.    Properties.
Sauer-Danfoss Inc. conducts its manufacturing operations at 19 locations; six in the United States, two each in Slovakia, Poland and Italy, and one each in Brazil, China, Denmark, Germany, India, Japan, and Sweden. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Propel, Work Function and Stand-Alone Businesses	359,100	Owned
Sullivan, Illinois	Stand-Alone Businesses	220,000	Owned
Freeport, Illinois	Propel	192,000	Owned
Easley, South Carolina	Controls and Stand-Alone Businesses	184,000	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Stand-Alone Businesses	68,000	Owned
South America
Caxias do Sul, Brazil	Stand-Alone Businesses	90,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	751,300	Leased
Neumünster, Germany	Propel and Controls	421,500	Owned
Povazská Bystrica, Slovakia	Propel, Controls and Stand-Alone Businesses	386,900	Owned
Dubnica nad Váhom, Slovakia	Propel	249,700	Owned
Bielany Wroclawskie, Poland	Work Function	223,000	Leased
Wroclaw, Poland	Work Function	126,000	Owned
Bologna, Italy	Stand-Alone Businesses	85,000	Owned
Reggio Emilia, Italy	Stand-Alone Businesses	76,500	Leased
Älmhult, Sweden	Controls	50,000	Leased
India
Pune, India	Work Function and Stand-Alone Businesses	63,600	Owned
Asia
Shanghai, China	Propel, Controls and Stand-Alone Businesses	105,000	Leased
Osaka, Japan	Propel	120,000	Leased
Total		3,846,600

Item 3.    Legal Proceedings.
From time to time, the Company is involved in various legal matters in the ordinary course of its business. The Company intends to defend itself vigorously against all such claims. It is the Company's policy to accrue for amounts related to lawsuits brought against it if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of those ordinary-course matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Sven Ruder(1)	55	President and Chief Executive Officer	2009
Jesper V. Christensen(2)	42	Executive Vice President and Chief Financial Officer, Treasurer	2009
C. Kells Hall(3)	63	Executive Vice President and President Propel Division	2009
Helge Jørgensen(3)	49	Executive Vice President and President Work Function Division	2011
Wolfgang Schramm(4)	57	Executive Vice President and President Controls Division	2007
Marc A. Weston(5)	43	Executive Vice President and Chief Marketing Officer	2010
Anne Wilkinson(3)	46	Executive Vice President - Human Resources	2010
Kenneth D. McCuskey(3)	57	Vice President and Chief Accounting Officer, Secretary	2000

(1)	Prior to joining the Company, Mr. Ruder was employed as President of the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(2)	Prior to joining the Company, Mr. Christensen was employed as Vice President, Finance, IT & HR in the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(3)	These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(4)	Prior to joining the Company, Mr. Schramm was employed by Visteon Corporation as Executive Director Advanced Technology.

(5)	Prior to joining the Company, Mr. Weston was employed by The Timken Company as Vice President Strategic Planning.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.
Market and Dividend Information
The Company's Common Stock is traded on the New York Stock Exchange. As of February 28, 2012 there were 127 stockholders of record.
The Company previously paid a quarterly dividend. Quarterly dividends are subject to Board of Directors approval. On March 13, 2009 the Board of Directors voted to suspend the Company's quarterly dividend indefinitely, beginning with the dividend that would ordinarily have been declared during the first quarter of 2009. The Board of Directors reevaluates the payment of dividends on an ongoing basis.
The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2010, and the quarterly cash dividends declared in 2011 and 2010:

	1st	2nd	3rd	4th	Full Year
2011
High	$51.59	$65.04	$56.30	$41.60	$65.04
Low	$27.29	$41.53	$28.86	$25.60	$25.60
Dividends	$—	$—	$—	$—	$—
2010
High	$13.30	$18.24	$21.68	$32.88	$32.88
Low	$11.10	$12.16	$11.22	$20.58	$11.10
Dividends	$—	$—	$—	$—	$—

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2011, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	51,991	$—	3,367,016
The Company does not have any equity compensation plans that were not approved by security holders. Refer to Note 13 in the Notes to the Consolidated Financial Statements on page F-27 of this report for a description of the equity compensation plans.
Column (a) includes only performance units that have vested but the payout of which has been deferred. Column (c) includes 3,367,016 shares available for issuance under the Company's 2006 Omnibus Incentive Plan. The plan permits the Company to issue common stock at times other than upon the exercise of options, warrants, or rights; for example, issuance in the form of restricted stock grants.

Performance Graph
The following graph shows a comparison of the cumulative total returns from December 31, 2006 to December 31, 2011, for the Company, the Russell 2000 Index, and the Morningstar Diversified Industrials Index ("Morningstar Group Index").
The graph assumes that $100 was invested on December 31, 2006 in the Company's common stock, the Russell 2000 Index, and the Morningstar Group Index, a peer group index, and that all dividends were reinvested.

Comparison of 5-Year Cumulative Total Return
Among Sauer-Danfoss Inc.,
Russell 2000 Index and Morningstar Group Index
Sauer-Danfoss Inc.
Russell 2000 Index
Morningstar Group Index
DOLLARS
$140
$120
$100
$80
$60
$40
$20
$0
2006
2007
2008
2009
2010
2011
ASSUMES $100 INVESTED ON 12/31/2006
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING 12/31/2011

Item 6.    Selected Financial Data.
SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
	(in millions except per share data)
Operating Data:
Net sales	$2,057.5	$1,640.6	$1,159.0	$2,090.5	$1,972.5
Gross profit	657.2	498.1	128.0	435.6	427.7
Selling, general and administrative	228.0	195.5	209.7	258.5	233.8
Research and development	64.0	51.6	61.4	82.9	70.6
Impairment charges	—	—	50.8	58.2	—
Loss on sale of businesses and asset disposals	0.6	7.6	16.4	9.6	9.4
Total operating expenses	292.6	254.7	338.3	409.2	313.8
Total interest expense, net	21.1	49.4	48.4	24.6	22.7
Loss on early retirement of debt	1.2	2.4	15.8	—	—
Net income (loss) attributable to Sauer-Danfoss Inc.	229.9	213.4	(345.8)	(29.1)	47.2
Per Share Data:
Income (loss) per common share, basic	$4.75	$4.41	$(7.15)	$(0.60)	$0.98
Income (loss) per common share, diluted	$4.74	$4.40	$(7.15)	$(0.60)	$0.98
Cash dividends declared per share	$—	$—	$—	$0.72	$0.72
Weighted average basic shares outstanding	48.4	48.4	48.3	48.2	48.1
Weighted average diluted shares outstanding	48.5	48.5	48.3	48.2	48.3
Balance Sheet Data:
Inventories	$217.7	$201.0	$177.6	$325.5	$318.8
Property, plant and equipment, net	367.8	408.1	513.5	598.4	562.8
Total assets	1,278.3	1,128.2	1,068.3	1,467.7	1,500.4
Total debt (1)	200.5	281.5	533.2	491.4	444.0
Stockholders' equity	577.8	369.1	154.6	477.9	586.0
Debt to total capital	25.8%	43.3%	77.5%	50.7%	43.1%
Other Data:
Backlog (at year-end)	$939.8	$814.2	$509.5	$743.7	$921.4
Depreciation and amortization	88.1	97.3	117.1	113.0	102.3
Capital expenditures	51.8	26.2	43.0	198.6	135.6
EBITDA (2)	449.6	344.2	(89.9)	175.6	212.6
Cash flows from (used in):
Operating activities	374.2	269.3	86.8	183.5	98.1
Investing activities	(228.0)	(18.0)	(42.2)	(187.5)	(122.2)
Financing activities	(112.6)	(249.2)	(24.7)	4.7	22.1

(1)	Total debt includes notes payable and bank overdrafts, long-term debt due within one year, and long-term debt.

(2)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, long-lived asset impairment charge, loss on early retirement of debt and noncontrolling interest. The impairment charge is included as it will reduce depreciation in future years. EBITDA may not be comparable to similarly titled measures reported by other companies. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information as management of the Company believes it provides an indication with respect to the ability of Sauer-Danfoss to meet its future debt service, capital expenditures, and working capital requirements. The following table further demonstrates how EBITDA is derived from cash flows from operating activities:

	2011	2010	2009	2008	2007
Cash flows from operating activities	$374.2	$269.3	$86.8	$183.5	$98.1
Increase (decrease) in working capital, excluding the effects of acquisitions
Accounts receivable, net	1.0	63.8	(91.4)	(71.7)	38.5
Inventories	19.0	28.5	(153.4)	16.8	36.6
Other current assets	(10.2)	8.1	5.0	7.9	11.1
Accounts payable	(0.5)	(77.6)	54.2	14.5	(11.0)
Accrued liabilities	(12.2)	(16.6)	20.7	(23.6)	1.5
Deferred income taxes and other	(22.2)	70.5	(121.2)	9.5	(3.7)
Interest expense, net	21.1	49.4	48.4	24.6	22.7
Income tax	79.4	(51.2)	61.0	14.1	18.8
EBITDA	$449.6	$344.2	$(89.9)	$175.6	$212.6

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
Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience is never a perfect guide to anticipating actual future results. Risk factors affecting the Company's forward-looking statements include, but are not limited to, the following: general, worldwide economic conditions, the level of interest rates, crude oil prices, commercial and consumer confidence, and currency exchange rates; specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-management and productivity improvement efforts; the Company's ability to manage its business effectively in a period of growing sales and high demand and its capacity to make necessary adjustments if demand for its products were to decline; competing technologies and difficulties entering new and expanding markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the availability of sufficient levels of credit on favorable terms, whether from Danfoss A/S, the Company's majority stockholder, or from the capital markets or traditional credit sources to enable the Company to meet its capital needs; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the persistence of tight credit markets; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers and suppliers; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate, including regulations affecting retirement and health care benefits provided to Company employees; actions by the U.S. Federal Reserve Board and the central banks of other nations, including heightened capital requirements imposed on Chinese banks; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by credit rating agencies; changes in accounting standards; worldwide political stability, including developments in the Middle East; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. and NATO military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.
The Company cautions the reader that this list of cautionary statements and risk factors is not exhaustive. The Company's outlook is based upon assumptions and projections arising in connection with the foregoing factors, the evaluation of which is often based on estimates and data prepared by government and other third-party sources. Those estimates and data are frequently revised. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements to reflect future events or circumstances. The foregoing risks and uncertainties are discussed in Item 1A (Risk Factors) in this annual report on Form 10-K.
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

Executive Summary of 2011 Compared to 2010
The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2010 to 2011. This analysis is more consistent with how the Company's management internally evaluates results.

(in millions)	2010	Currency fluctuations	Underlying change	2011
Net Sales	$1,640.6	$65.2	$351.7	$2,057.5
Gross Profit	498.1	22.1	137.0	657.2
% of Net Sales	30.4%			31.9%
Selling, general and administrative	195.5	7.5	25.0	228.0
Research and development	51.6	2.2	10.2	64.0
Loss on sale of businesses and asset disposals	7.6	—	(7.0)	0.6
Total operating costs	254.7	9.7	28.2	292.6
Operating income	243.4	12.4	108.8	364.6
% of Net Sales	14.8%			17.7%
Interest expense, net	(49.4)	—	28.3	(21.1)
Loss on early retirement of debt	(2.4)	—	1.2	(1.2)
Other, net	3.5	(0.7)	(5.9)	(3.1)
Income before income taxes	195.1	11.7	132.4	339.2
% of Net Sales	11.9%			16.5%
Income tax	51.2	(1.8)	(128.8)	(79.4)
Net income	246.3	9.9	3.6	259.8
Net income attributable to noncontrolling interest, net of tax	(32.9)	(0.9)	3.9	(29.9)
Net income attributable to Sauer-Danfoss Inc.	$213.4	$9.0	$7.5	$229.9
Net sales for the year ended December 31, 2011 increased 21 percent compared to the year ended December 31, 2010, excluding the effects of currency. Net sales increased in all regions and segments. Excluding the impacts of currency, sales increased 25 percent in the Americas, 22 percent in Europe and 12 percent in Asia-Pacific. Sales in the Propel segment were up 28 percent, followed by increases of 27 percent in the Controls segment, 13 percent in the Work Function segment, and 12 percent in the Stand-Alone Businesses segment.
Gross profit increased significantly during the year ended December 31, 2011, excluding the impact of currency, due to increased sales volumes in relation to fixed production costs, partially due to reduced depreciation. In 2010 gross profit was negatively impacted by restructuring costs of $3.1 million related to the closure of the Lawrence, Kansas facility. Partially offsetting the positive impact of increased sales in 2011 were increased warranty & field recall costs of $7.4 million.
Selling, general and administrative costs increased 13 percent during 2011 when compared to the same period in 2010, excluding the effects of currency. In 2011 the Company incurred restructuring costs of $4.1 million related to restructuring of the European sales organization, as well as increased incentive plan costs of $5.8 million. In 2010 the Company incurred restructuring costs of $0.5 million related to the closure of the Lawrence facility, costs of $3.5 million related to a stock tender offer initiated by Danfoss Acquisition, Inc., and costs of $1.5 million related to a pension settlement with a former executive. Research and development costs increased 20 percent excluding the effects of currency. The increase was largely due to cost reduction efforts in 2010 in light of the economic downturn.
In 2011 the Company incurred costs of $1.2 million related to the write-down of a building in Odense, Denmark. This was partially offset by a $0.6 million gain on the sale of a building in Lawrence, Kansas. In 2010 the Company incurred costs of $4.4 million related to the exit from the AC motor product line and $1.1 million related to the sale of the steering column business in Kolding, Denmark. In addition, the Company recognized costs of $2.3 million related to a loss on sale of fixed assets and write-down of the building in Lawrence, Kansas. Partially offsetting these costs in 2010 was a gain on sale of equipment of $1.1 million.

Net interest expense decreased in 2011 due to a reduction in the principal balance of debt outstanding during the year. Refinancing activities in 2010 resulted in a $2.4 million loss on early retirement of debt, which consisted of prepayment penalties of $1.7 million and $0.7 million related to the write-off of unamortized deferred financing costs. Reduction of availability of a revolving credit facility in 2011 resulted in a $1.2 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs.
Operating Results—2011 Compared to 2010
Sales Growth by Market
The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$54.1	15%	$2.2	18%	$56.9	32%	$113.2	20%
Construction/Road Building	22.2	18	10.0	7	22.0	17	54.2	14
Specialty	31.9	53	9.5	39	46.3	22	87.7	30
Distribution	70.3	42	14.9	12	11.4	11	96.6	25
Agriculture/Turf Care
Sales into the agriculture/turf care market showed a strong increase in all regions during the year ended December 31, 2011 compared to 2010. The agricultural market in the Americas benefited from historically high commodity prices and a strong sugar-cane market in Brazil. Agricultural sales growth in Europe was also driven by high commodity prices. Sales in the turf care market improved due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture / turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.
Construction/Road Building
Sales into the construction/road building markets increased in all regions during the year ended December 31, 2011 compared to 2010. Sales in the Americas and Europe showed the strongest improvement over relatively low sales levels in 2010 despite depressed residential construction markets and limited spending by state and local governments due to budget constraints. The sales growth in the Asia-Pacific region was driven by increased demand in Japan, where customers have increased production due to higher export sales to the Americas, and to rebuild damage caused by the earthquake earlier in the year. Sales in China were strong during the first half of the year due to increased demand for rollers and transit mixers, while sales declined in the second half of the year due to reduced demand and credit restrictions imposed by the Chinese government.
Specialty
Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market increased 30 percent compared to 2010. Sales in the Americas benefited from increased demand for aerial lifts due to renewed investments in aging rental fleets, as well as a strong overall market in Brazil. Sales in Europe improved due to strengthening forestry and mining markets, as well as increased demand for telehandlers, truck-mounted cranes, and aerial lifts. Sales in the Asia-Pacific region improved as some new and existing customers in China and Australia increased production.
Distribution
Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog
The following table shows the Company's order backlog and orders written activity for 2010 and 2011, separately identifying the impact of currency fluctuations.

(in millions)	2010	Currency fluctuation	Underlying change	2011
Backlog at December 31	$814.2	$(4.4)	$130.0	$939.8
Orders written	1,955.8	66.9	168.1	2,190.8
Total order backlog at the end of 2011 was $939.8 million, compared to $814.2 million at the end of 2010. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 16 percent compared to 2010. New sales orders written for 2011 were $2,190.8 million, an increase of 9 percent compared to 2010, excluding the impact of currency fluctuations.
Business Segment Results
The following discussion of operating results by reportable segment relates to information as presented in Note 17 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and HICs, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle, but are marketed under their own names and are managed as stand-alone businesses.
The following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year.

(in millions)	2010	Currency fluctuation	Underlying change	2011
Net sales
Propel	$717.2	$30.6	$200.4	$948.2
Work Function	320.7	15.2	41.6	377.5
Controls	243.2	13.2	66.1	322.5
Stand-Alone Businesses	359.5	6.2	43.6	409.3
Segment income (loss)
Propel	$165.0	$6.4	$39.1	$210.5
Work Function	28.7	2.6	27.9	59.2
Controls	49.1	3.4	26.0	78.5
Stand-Alone Businesses	35.8	0.7	22.1	58.6
Global Services and other expenses, net	(31.7)	(1.4)	(12.2)	(45.3)
Propel Segment
Sales in the Propel segment increased 28 percent during 2011 compared to 2010, excluding the effects of currency fluctuations. Segment income increased $39.1 million, excluding the effects of currency fluctuations, primarily due to higher sales volumes. Partially offsetting the positive impact of increased sales in 2011 were increases in premium freight costs of $2.3 million and warranty & field recall costs of $2.3 million. Total operating costs increased $25.7 million, with the largest increase in research and development costs. In 2010 the Propel segment recognized a $0.8 million gain on sale of equipment.

Work Function Segment
The Work Function segment experienced a $27.9 million increase in segment income in 2011 compared to 2010, excluding the effects of currency fluctuations, primarily due to a 13 percent increase in sales. Gross profit margin increased 4 percentage points due to increased sales volume in relation to fixed production costs, which decreased by $3.5 million. Also contributing to the increase in segment income was a reduction in warranty & field recall costs of $0.8 million, as well as a $0.6 million gain on the sale of a building in Lawrence, Kansas. In 2010 the Work Function segment recognized restructuring costs of $4.0 million related to the closure of the Lawrence facility and costs of $1.1 million related to future lease payments on the Kolding, Denmark facility.
Controls Segment
Net sales in the Controls segment increased 27 percent in 2011 compared to 2010, excluding the effects of currency fluctuations. Segment income increased $26.0 million in 2011 largely due to higher sales volume and a change in product mix. Also contributing to the increase in segment income was the fact that in 2010 the Controls segment recognized a loss on sale of business of $3.5 million, net of royalty income, related to the exit from the electric drives business. Partially offsetting the increased sales and reduced costs related to these items in 2011 were increased warranty & field recall costs of $3.1 million. Total operating costs increased $7.0 million, with the largest increase in research and development costs.
Stand-Alone Businesses Segment
Net sales in the Stand-Alone Businesses segment increased 12 percent in 2011 compared to 2010, excluding the effects of currency fluctuations. Segment income increased $22.1 million primarily due to higher sales volume, as well as reductions in fixed production costs of $1.9 million and operating costs of $2.7 million. Also contributing to the increase in segment income was the fact that in 2010 the Stand-Alone Businesses segment recognized restructuring costs of $1.8 million related to the closure of the Lawrence, Kansas facility. Partially offsetting the increased sales and reduced costs related to these items in 2011 were increased warranty & field recall costs of $2.8 million.
Global Services and other expenses, net
Segment costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $12.2 million, or 38 percent excluding the impacts of currency. Contributing to the increase in 2011 were European restructuring costs of $4.7 million, as well as a $3.9 million increase in long-term incentive plan costs compared to 2010. In addition, the Company recognized a $5.0 million loss on foreign currency transactions in 2011 compared to a gain of $1.3 million in 2010. The negative impact of these items was partially offset by the fact that in 2010 the Company recognized costs of $1.5 million related to a pension settlement with a former executive and costs of $3.5 million related to a stock tender offer initiated by Danfoss Acquisition, Inc., which expired without the minimum tender conditions being satisfied.
Income Taxes
The Company recognized tax expense of $79.4 million on pre-tax income of $339.2 million resulting in an effective tax rate of 23.4%.
In 2011 the Company reversed $22.9 million of valuation allowance related to net deferred tax assets in Denmark. Future taxable income projections support the realization of the Denmark net deferred tax assets. The Company's worldwide earnings mix also impacted 2011 income tax expense.

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
Business Segment Results
The following discussion of operating results by reportable segment relates to information as presented in Note 17 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and HICs, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle, but are marketed under their own names and are managed as stand-alone businesses.
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
Income Taxes
The Company recognized an income tax benefit of $51.2 million on pre-tax income of $195.1 million in 2010.
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

In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same region in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company's exposure to transaction risk. In 2011 the Company sold a total of $215.2 million of product into the U.S. that had been produced in European-based currencies compared to sales into Europe of $59.3 million of product produced in U.S. dollars. In 2011 the results were unfavorable as the dollar weakened in comparison to other currencies. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.
The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. In 2011, as a result of hedge accounting for the forward contracts, the Company recognized an increase to net sales of $0.5 million and a decrease to other expense of $0.5 million. The fair value of forward contracts included on the balance sheet at December 31, 2011 was a net liability of $3.9 million.
The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. Translation affects the comparability of both the income statement and the balance sheet. As shown in the table below, the translation impact on net sales was significant in 2011, as the the euro strengthened against the US dollar during the first half of the year and weakened during the second half of the year.

	Percentage Sales Growth Over Prior Year
	2011	2010	2009
As Reported	25.4%	41.6%	(44.6)%
Without Currency Translation Impact	21.4	41.9	(42.8)
The change in the exchange rate affects the comparability of the balance sheet between 2011 and 2010 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar strengthened 1.9 percent against the euro and 1.8 percent against the Danish kroner from December 31, 2010 to December 31, 2011. The strengthening of the dollar has resulted in approximately 41 percent of the Company's total balance sheet being stated approximately 1.9 percent lower than the prior year.
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
The following table summarizes the maturity of the Company's debt obligations for fixed and variable rate debt (amounts in millions):

	Fixed Rate Debt	Variable Rate Debt
2012	$1.0	$—
2013	0.9	—
2014	0.6	—
2015	198.0	—
2016	—	—
2017 and Thereafter	—	—
Total	$200.5	$—

Liquidity and Capital Resources
The Company's principal sources of liquidity have been cash flow from operations and from its credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and permits the Company to borrow up to approximately $300 million. The Danfoss Agreement includes a term loan of approximately $200 million ($140 million and 45 million euro) that will mature in September 2015, as well as a revolving credit facility that permits borrowings of approximately $100 million ($75 million and 20 million euro) through September 2013. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

The Company generated $374.2 million of cash provided by operating activities during 2011, enabling it to reduce its debt, net of cash and cash deposited with related persons, from $236.5 million at December 31, 2010 to net cash of $50.8 million at December 31, 2011. The Company expects to continue to generate strong cash flow. Management and members of the Board of Directors are in discussions regarding the use of cash being generated.

As the Company has significant international operations, a portion of the cash on the balance sheets is held in foreign subsidiaries. The repatriation of cash balances from certain foreign subsidiaries could have adverse tax consequences or be subject to capital controls, however, those balances are generally available without legal restrictions to fund local ordinary business operations. With few exceptions, the Company intends to reinvest these earnings permanently and, therefore, U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries.

The Company expects to have sufficient sources of liquidity to meet its future funding needs for the foreseeable future.
Cash Flows from Operations
Cash provided by operations was $374.2 million in 2011 compared to $269.3 million in 2010. Contributing to the increase was an increase in net income of $13.5 million in 2011 compared to 2010, while changes in deferred income taxes provided cash of $21.8 million in 2011 and used cash of $69.6 million in 2010. Also contributing to the increase were changes in other current assets, which provided cash of $10.2 million in 2011 and used cash of $8.1 million in 2010. Changes in net working capital, consisting of accounts receivable, inventories, and accounts payable, used $19.4 million of cash in 2011 compared to $14.7 million in 2010.
Total cash of the Company increased $28.5 million from December 31, 2010 to December 31, 2011. At December 31, 2011 cash balances in China totaled $27.1 million, a decrease of $6.5 million from December 31, 2010. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls, it is difficult to transfer cash out of China for reasons other than payment for goods shipped into that country. As the Company continues to consider expanding its manufacturing capabilities in low-cost regions, it will make every effort to utilize the cash balances in those regions to fund future expansions. Total cash outside of China increased by $35.0 million in 2011 due to record levels of cash provided by operations during the year.
Cash Used in Investing Activities
Cash used in investing activities totaled $228.0 million in 2011 compared to $18.0 million in 2010. The Company invested $182.5 million of excess cash with related persons during the year. The majority of the cash deposited with related persons may be offset against the term loan outstanding under the Danfoss Agreement if Danfoss A/S were not able to repay the cash. Capital expenditures during the period were $51.8 million compared to $26.2 million in 2010.
Cash Used in Financing Activities
Net repayment of borrowings used $82.6 million of cash during 2011 compared to $232.9 million in 2010. In 2010 the Company paid $4.2 million in debt origination fees related to the Danfoss Credit Agreement, and $1.7 million in debt extinguishment costs.
The Company makes varying distributions to its noncontrolling interest partners from its various joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $17.1 million in 2011 compared to $23.7 million in 2010. In 2010 the Company received $13.2 million net cash from Danfoss A/S in connection with the tax sharing agreement in Denmark which was repaid to Danfoss in 2011.

Contractual Cash Obligations
The majority of the Company's contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company's future commitments under contractual obligations as of December 31, 2011:

Contractual Cash Obligations(1)	Total	2012	2013	2014	2015	2016	2017 and Thereafter
Long-term debt(2)	$200.5	$1.0	$0.9	$0.6	$198.0	$—	$—
Interest on long-term debt	54.4	15.6	15.5	15.4	7.9	—	—
Capital leases	0.3	0.3	—	—	—	—	—
Operating leases	79.5	17.0	13.2	10.8	7.9	4.8	25.8
Rental and service agreements with related person Danfoss A/S	38.4	8.0	7.6	7.6	7.6	7.6	—
Total contractual cash obligations	$373.1	$41.9	$37.2	$34.4	$221.4	$12.4	$25.8

The following assumptions are used in the calculation of the contractual cash obligations:

(1)	Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2011 exchange rate.

(2)	The annual amount borrowed under revolving credit agreements does not change from the $0 borrowed at December 31, 2011, through the maturity date of the agreements.

In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans. In 2012 the Company anticipates contributing $14.6 million to its pension and health benefit plans.
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

Inventory Valuation    As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to over 15 percent of total assets at December 31, 2011. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) record expenses due to excess capacity, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.
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
The Company completes its annual goodwill impairment valuation on December 31 each year. The Company identified six reporting units that are either operating segments or one level below operating segments. In performing the impairment valuation, the Company considers declines in market values, and reconciles the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount which would be received to sell the Company as a whole in an orderly transaction between market participants.
When testing for goodwill impairment, the Company performs a first step of the goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a second step is performed to measure the amount of any impairment loss. The Company determined that the fair value of goodwill for all reporting units was greater than their carrying values at December 31, 2011.
Estimates about fair value used in the first step of the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach is supported by other valuation approaches, such as similar transaction and guideline analyses. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. At December 31, 2011 the Company had $34.5 million of goodwill related to its propel and electronic components reporting units, which was tested for impairment and determined to not be impaired.
The Company tests its long-lived assets for recoverability at any time that an event or change in circumstances occurs that indicates the carrying amount of the long-lived assets may not be recoverable. Events or circumstances that may trigger a recoverability test include a significant change in the market price of similar long-lived assets; a change in the use of the long-lived asset due to product rationalization efforts or restructuring of manufacturing facilities; a significant adverse change in legal factors, business climate, industry or economic conditions ; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; historical and projected operating losses associated with the use of a long-lived asset; or an expectation that more likely than not, a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. The Company reviews these factors quarterly to determine whether a triggering event has occurred. No triggering events were noted in 2011.
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
Pensions    The Company has defined benefit pension plans for a portion of its employees. These plans are funded with plan assets. The measurement of the Company's pension obligations and costs is dependent on a variety of assumptions determined by management and used by the Company's actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and other experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustees conduct independent valuations of the fair value of pension plan assets.
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

The inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect the Company's past actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, long-term investment strategy, and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. The effects of actual results differing from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in such future periods.
The Company's funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2012 the Company anticipates contributing $8.7 million to its U.S. plans, $1.7 million to its German plans, and $0.9 million to its U.K. plans.
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
In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. As of December 31, 2011 a one-percentage point change in the assumed health care cost trend rate would impact the expense recognized in 2011 by $0.2 million and would affect the postretirement benefit obligation by $0.8 million. In 2012 the Company anticipates contributing $3.3 million to this plan.
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

In September 2011 the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. Adoption of this guidance in 2012 is not expected to have a material impact on the consolidated financial statements.

Outlook
Although sales in the Americas have remained strong, Company management expects flat to moderate sales increase, up to 10 percent, in 2012 compared to 2011 due to uncertainty regarding the European economy and credit restrictions imposed by the Chinese government.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Certain market risks are discussed on pages 22-23 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.    Financial Statements and Supplementary Data.
The Consolidated Financial Statements, Report of Management, and Report of Independent Registered Public Accounting Firm are presented on pages F-1 through F-31 of this report.
Item 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rules 13a-15(c) and 15d-15(c) of the Exchange Act, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as a part of the audit, has issued its attestation report, included in Item 8, on the effectiveness of the Company's internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding directors of the Company is set forth under the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 6, 2012 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the Company's code of conduct and code of ethics is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Code of Conduct and Code of Ethics" of the Proxy Statement, and is incorporated herein by reference. Information regarding the Company's audit committee is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Audit Committee" of the Proxy Statement and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other Senior Finance Staff are posted on the Company's website at http://ir.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II on page 10 of this report. Information regarding security ownership is set forth under the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related person transactions, is set forth in Note 14 in the Notes to Consolidated Financial Statements on pages F-27 and F-28 of this report, and is incorporated herein by reference.
In September 2010 the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which includes two, five-year term loans of approximately $200,000 ($140,000 and 45,000 euro) and a three-year revolving credit facility. Information regarding these relationships and loan transaction is set forth in Notes 8 and 14 in the Notes to Consolidated Financial Statements on pages F-15 through F-16 and F-27 through F-28 of this report, respectively, and is incorporated herein by reference.
Additional information regarding related person transactions is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Transactions with Related Persons" of the Proxy Statement, and is incorporated herein by reference. Information about the independence of the Company's directors is set forth in the Proxy Statement under the section entitled "GOVERNANCE OF THE COMPANY" under the subheadings "Board of Directors" and "Basis for Board Determination of Independence of Directors", and is incorporated herein by reference.

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
Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, on page F-1.
Consolidated Balance Sheets as of December 31, 2011 and 2010, on page F-2.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, on page F-3.
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, on page F-4.
Notes to Consolidated Financial Statements, December 31, 2011, 2010, and 2009, on pages F-5 through F-31.
Report of Independent Registered Public Accounting Firm, KPMG LLP, and Report of Management on page F-32 through F-33.

(2)	The following schedule:
Schedule II, Valuation and Qualifying Accounts, on page F-34.
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

10.1(b)	The Lease Agreement for the Company's Osaka, Japan, facility is attached as Exhibit 10.1(d) to the Company's Form 10-K filed March 14, 2005, and is incorporated herein by reference.
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

10.1(e)
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

10.1(m)
The Executive Employment Agreement with Kenneth D. McCuskey dated December 15, 2008 and effective December 31, 2008, is attached as Exhibit 10.1(u) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(n)
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

10.1(p)
The Change in Control Agreement between Sauer-Danfoss (US) Company Inc. and Charles K. Hall dated March 8, 2004, is attached as Exhibit 10.1(x) of the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(q)
The First Amendment to the Change in Control Agreement between Sauer-Danfoss (US) Company and Charles K. Hall dated December 20, 2008, is attached as Exhibit 10.1(y) of the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(r)
The Employment Contact effective as of May 1, 2011 by and between Sauer-Danfoss ApS and Helge Joergensen is attached as Exhibit 10.1 to the Company's Form 10-Q filed on August 4, 2011, and is incorporated herein by reference.

10.1(s)
The Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10.1(p) to Amendment No. 1 to the Company's Form S-1 Registration Statement filed on April 23, 1998, and is incorporated herein by reference.

10.1(t)
The Amendment, effective May 3, 2000, to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan referred to in 10.1(s) above is attached as Exhibit 10.1(v) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

10.1(u)
The Amendment to the Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan effective December 4, 2002, is attached as Exhibit 10.1(bd) to the Company's Form 10-K filed on March 12, 2003, and is incorporated herein by reference.

10.1(v)	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company's Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
10.1(w)
The Trademark and Trade Name Agreement dated May 3, 2000, between the Company and Danfoss A/S is attached as Exhibit 10.1(ac) to the Company's Form 10-Q filed on August 16, 2000, and is incorporated herein by reference.

Exhibit No.	Description of Document
10.1(x)
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

10.1(z)
The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (As Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ao) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(aa)
The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees (As Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ar) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(ab)	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company's Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.1(ac)
Form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.

10.1(ad)
Form of Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan Restricted Stock Award Agreement is attached as Exhibit 10.1(aq) to the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(ae)	The Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan is attached as Exhibit 10 to the Company's Form 8-K filed on September 17, 2007, and is incorporated herein by reference.
10.1(af)
The Amended and Restated Credit Agreement dated as of September 7, 2010 by and between Danfoss A/S and the Company is attached as Exhibit 10.1 to the Company's Form 8-K filed on September 9, 2010, and is incorporated herein by reference.

10.1(ag)
The Loan Agreement dated as of August 18, 2011 by and between Danfoss A/S and the Company is attached as Exhibit 10.1 to the Company's Form 10-Q filed on November 3, 2011, and is incorporated herein by reference.

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(b)The exhibits that are listed under Item 15(a)(3) above are filed or incorporated by reference hereunder.

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009 (iv) Notes to Consolidated Financial Statements for the year ended December 31, 2011.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER-DANFOSS INC.
By:	/s/ KENNETH D. MCCUSKEY
Kenneth D. McCuskey Vice President and Chief Accounting Officer, Secretary
Date: March 1, 2012
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

Signature	Title	Date

/s/ SVEN RUDER	Director and President and Chief Executive Officer	March 1, 2012
Sven Ruder
/s/ JESPER V. CHRISTENSEN	Executive Vice President and Chief Financial Officer, Treasurer	March 1, 2012
Jesper V. Christensen
/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting Officer, Secretary	March 1, 2012
Kenneth D. McCuskey
/s/ NIELS B. CHRISTIANSEN	Director	March 1, 2012
Niels B. Christiansen
/s/ JØRGEN M. CLAUSEN	Director	March 1, 2012
Jørgen M. Clausen
/s/ KIM FAUSING	Director	March 1, 2012
Kim Fausing

/s/ RICHARD J. FREELAND	Director	March 1, 2012
Richard J. Freeland
/s/ PER HAVE	Director	March 1, 2012
Per Have
/s/ WILLIAM E. HOOVER, JR.	Director	March 1, 2012
William E. Hoover, Jr.
/s/ JOHANNES F. KIRCHHOFF	Director	March 1, 2012
Johannes F. Kirchhoff
/s/ ANDERS STAHLSCHMIDT	Director	March 1, 2012
Anders Stahlschmidt
/s/ STEVEN H. WOOD	Director	March 1, 2012
Steven H. Wood

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Net sales	$2,057,487	$1,640,583	$1,159,031
Cost of sales	1,400,330	1,142,455	1,031,078
Gross profit	657,157	498,128	127,953
Selling, general and administrative	227,968	195,494	209,713
Research and development	63,996	51,575	61,418
Impairment charges	—	—	50,841
Loss on sale of businesses and asset disposals	590	7,632	16,351
Total operating expenses	292,554	254,701	338,323
Operating income (loss)	364,603	243,427	(210,370)
Nonoperating income (expenses):
Interest expense	(22,829)	(50,901)	(50,171)
Interest income	1,679	1,455	1,775
Loss on early retirement of debt	(1,176)	(2,421)	(15,838)
Other, net	(3,094)	3,525	3,369
Nonoperating expenses, net	(25,420)	(48,342)	(60,865)
Income (loss) before income taxes	339,183	195,085	(271,235)
Income tax	(79,380)	51,183	(61,019)
Net income (loss)	259,803	246,268	(332,254)
Net income attributable to noncontrolling interest, net of tax	(29,933)	(32,869)	(13,512)
Net income (loss) attributable to Sauer-Danfoss Inc.	$229,870	$213,399	$(345,766)
Net income (loss) per common share, basic	$4.75	$4.41	$(7.15)
Net income (loss) per common share, diluted	$4.74	$4.40	$(7.15)
Weighted average basic shares outstanding	48,402,059	48,382,860	48,337,923
Weighted average diluted shares outstanding	48,478,627	48,469,519	48,337,923
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$72,560	$44,039
Cash deposited with related persons	178,727	986
Accounts receivable (net of allowances of $4,361 and $4,925 in 2011 and 2010, respectively)	215,978	213,896
Inventories	217,710	200,993
Other current assets	75,868	87,180
Total current assets	760,843	547,094
Property, Plant and Equipment	367,844	408,097
Other Assets:
Goodwill	34,474	35,055
Other intangible assets, net	16,883	18,416
Deferred income taxes	90,512	108,009
Other	7,700	11,533
Total other assets	149,569	173,013
Total Assets	$1,278,256	$1,128,204
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable and bank overdrafts	$—	$27,700
Long-term debt due within one year	955	51,187
Accounts payable	177,996	177,505
Accrued salaries and wages	67,140	56,442
Accrued warranty	29,863	28,183
Other accrued liabilities	52,237	48,564
Total current liabilities	328,191	389,581
Long-Term Debt	199,502	202,599
Other Liabilities:
Long-term pension liability	79,717	70,083
Postretirement benefits other than pensions	31,488	49,277
Deferred income taxes	35,184	28,651
Other	26,348	18,876
Total other liabilities	172,737	166,887
Total liabilities	700,430	759,067
Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2011 and 2010; issued and outstanding 48,432,860 in 2011 and 48,408,259 in 2010	484	484
Additional paid-in capital	335,337	348,289
Retained earnings (accumulated deficit)	144,424	(85,446)
Accumulated other comprehensive income	7,173	30,800
Total Sauer-Danfoss Inc. stockholders' equity	487,418	294,127
Noncontrolling interest	90,408	75,010
Total stockholders' equity	577,826	369,137
Total Liabilities and Stockholders' Equity	$1,278,256	$1,128,204
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Dollars in thousands)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2009:
Beginning Balance	48,271,806	$483	$334,847	$46,921	$27,995	$67,655	$477,901
Comprehensive income:
Net income (loss)	—	—	—	(345,766)	—	13,512
Pension and postretirement adjustment	—	—	—	—	6,386	—
Unrealized gains on hedging activities	—	—	—	—	4,357	—
Currency translation	—	—	—	—	16,684	712
Total comprehensive loss							(304,115)
Performance units vested	101,899	1	(1)	—	—	—	—
Restricted stock grant, net of forfeitures	10,500	—	—	—	—	—	—
Restricted stock compensation			253				253
Minimum tax withholding settlement	—	—	(226)	—	—	—	(226)
Noncontrolling interest distribution	—	—	—	—		(19,219)	(19,219)
Balance December 31, 2009	48,384,205	484	334,873	(298,845)	55,422	62,660	154,594
Year Ended December 31, 2010:
Net income	—	—	—	213,399	—	32,869
Pension and postretirement adjustment	—	—	—	—	(16,726)	—
Unrealized losses on hedging activities	—	—	—	—	(860)	—
Currency translation	—	—	—	—	(7,036)	3,157
Total comprehensive income							224,803
Performance units vested	10,554	—	—	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock compensation	—	—	326	—	—	—	326
Minimum tax withholding settlement	—	—	(64)	—	—	—	(64)
Capital contribution under tax sharing agreement	—	—	14,919	—	—	—	14,919
Dividend distribution under tax sharing agreement	—	—	(1,765)	—	—	—	(1,765)
Noncontrolling interest distribution	—	—	—	—	—	(23,676)	(23,676)
Balance December 31, 2010	48,408,259	484	348,289	(85,446)	30,800	75,010	369,137
Year Ended December 31, 2011:
Net income	—	—	—	229,870	—	29,933
Pension and postretirement adjustment	—	—	—	—	(1,187)	—
Unrealized losses on hedging activities	—	—	—	—	(2,069)	—
Currency translation	—	—	—	—	(20,371)	2,541
Total comprehensive income						—	238,717
Performance units vested	11,101	—	—	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock compensation	—	—	170	—	—	—	170
Minimum tax withholding settlement	—	—	(194)	—	—	—	(194)
Dividend distribution under tax sharing agreement	—	—	(12,928)	—	—	—	(12,928)
Noncontrolling interest distribution	—	—	—	—	—	(17,076)	(17,076)
Balance December 31, 2011	48,432,860	$484	$335,337	$144,424	$7,173	$90,408	$577,826

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$259,803	$246,268	$(332,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,094	97,336	117,130
Impairment charges	—	—	50,841
Loss on sale of businesses and asset disposals	590	7,632	16,351
Loss on early retirement of debt	1,176	2,421	15,838
Change in net pension and post-retirement benefits	(6,283)	(14,190)	(2,794)
Change in deferred income taxes	21,849	(69,646)	51,894
Change in operating assets and liabilities:
Accounts receivable, net	(992)	(63,805)	91,434
Inventories	(18,987)	(28,531)	153,386
Other current assets	10,217	(8,051)	(4,990)
Accounts payable	547	77,643	(54,197)
Accrued liabilities	12,171	16,634	(20,680)
Other	5,977	5,618	4,885
Net cash provided by operating activities	374,162	269,329	86,844
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(51,765)	(26,218)	(42,972)
Proceeds from sale of property, plant and equipment	6,317	4,604	4,507
Proceeds from sale of businesses	—	—	744
Repayments from (advances to) related persons	(182,538)	3,578	(4,500)
Net cash used in investing activities	(227,986)	(18,036)	(42,221)
Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	(29,794)	(21,812)	(15,685)
Net repayments on revolving credit facility	(51,026)	(85,390)	(58,705)
Repayments of long-term debt	(1,760)	(326,394)	(540,500)
Borrowings of long-term debt	—	200,737	637,232
Payments for debt financing costs	—	(4,185)	(10,575)
Payments of prepayment penalties	—	(1,674)	(8,064)
Settlement of interest rate swaps	—	—	(2,000)
Cash dividends	—	—	(8,689)
Distribution to noncontrolling interest partners	(17,076)	(23,676)	(17,694)
Capital Contribution under tax sharing agreement	—	14,919	—
Dividend distribution under tax sharing agreement	(12,928)	(1,765)	—
Net cash used in financing activities	(112,584)	(249,240)	(24,680)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,071)	3,196	(4,298)
Cash and Cash Equivalents:
Net increase during the year	28,521	5,249	15,645
Beginning balance	44,039	38,790	23,145
Ending balance	$72,560	$44,039	$38,790
Supplemental Cash Flow Disclosures:
Interest paid	$21,235	$50,822	$43,345
Income taxes paid	$57,165	$18,896	$2,741
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2011, 2010, and 2009
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
Reclassification—
Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.
Use of Estimates—
In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, employee incentive accruals, valuation allowances on deferred tax assets, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. A number of these factors include, among others, the economic conditions, restricted credit markets, foreign currency, and higher commodity costs, all of which impact such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
Cash and Cash Equivalents—
Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2011 cash and cash equivalents balances in China totaled approximately $27,100. The Company is paying dividends from its Chinese entities to the maximum extent possible under current regulations; however, due to the nature of the governmental and other regulatory controls it is difficult to transfer cash out of this country for reasons other than payment for goods shipped into the country.
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
Inventories—
Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the first-in, first-out (FIFO) inventory valuation method. The percentage of year-end inventory valued under the LIFO and FIFO cost methods was 15% and 85%, respectively, for 2011, and 13% and 87%, respectively, for 2010.
Property, Plant and Equipment and Depreciation—
Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($39,163, $26,839, and $21,732 in 2011, 2010, and 2009, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations.
Goodwill and Other Intangible Assets—
Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. Goodwill is not amortized, but tested for impairment at least annually or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company recorded goodwill impairment charges of $50,841 in 2009. See Note 6 for further discussion.
Intangible assets consist primarily of trade names, technology, and customer relationships and are recorded at fair value at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to thirty five years.
Impairment of Long-Lived Assets and Assets to be Disposed Of—
The Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived tangible and intangible assets may not be recoverable. The carrying value of long-lived tangible and intangible assets to be held and used is evaluated for recoverability based on the expected future undiscounted operating cash flows. When the evaluation indicates the carrying value of an asset or group of assets is impaired, the Company determines the fair value of assets, using discounted cash flows or determining the liquidation value of the long-lived assets, and recognizes an impairment loss to the extent that the carrying value of the assets exceeds the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets during the periods presented in the consolidated statements of operations.
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
The following table represents the change in the Company's accrued warranty and field recall liability:

	December 31,
	2011	2010	2009
Balance, beginning of period	$28,183	$28,820	$25,491
Payments	(17,884)	(11,877)	(18,474)
Provisions for warranties and field recalls	19,786	12,435	21,456
Currency impact	(222)	(1,195)	347
Balance, end of period	$29,863	$28,183	$28,820
Income Taxes—
The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities, net operating loss carryforwards, and tax credit carryforwards and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when the Company is unable to conclude that realization of the deferred tax assets is more likely than not.
Fair Value of Financial Instruments—
The carrying values of cash and cash equivalents, cash deposited with related persons, accounts and other receivables, notes payable and bank overdrafts, and accounts payable approximate fair value because of the short-term nature of these instruments.
The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities and credit characteristics. At December 31, 2011 and 2010 the Company estimated the fair value of its long-term debt, including amounts due within one year, to be the same as its carrying values of $200,457 and $253,786, respectively. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
The fair value of derivative instruments is discussed in Note 7.
Derivatives and Hedging—
It is the Company's policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. All derivatives are recorded at fair value on the balance sheets as current or long-term other assets or other liabilities depending on whether the maturity date of the derivative contract is within one year from the balance sheet date.
The Company utilizes forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract.
Until March 2009 the Company used interest rate swaps to establish fixed interest rates on outstanding borrowings. There was no ineffectiveness of the interest rate swaps and therefore, the changes in fair value of the derivatives was recorded in accumulated other comprehensive income.
When, and if, a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting is discontinued and any past or future changes in the derivative's fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the statements of operations. Any changes in fair values of derivatives not qualifying as hedges would be reported immediately in other income (expense) on the consolidated statements of operations; however, the Company did not have any derivatives that did not qualify as hedges in 2011 or 2010, other than disclosed in Note 7.
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

	Net Income (Loss) Attributable to Sauer-Danfoss Inc.	Shares	Net Income (Loss) Per Share
December 31, 2011
Basic net income	$229,870	48,402,059	$4.75
Effect of dilutive securities:
Restricted stock	—	10,856	—
Performance units	—	65,712	(0.01)
Diluted net income	$229,870	48,478,627	$4.74
December 31, 2010
Basic net income	$213,399	48,382,860	$4.41
Effect of dilutive securities:
Restricted stock	—	5,892	—
Performance units	—	80,767	(0.01)
Diluted net income	$213,399	48,469,519	$4.40
December 31, 2009
Basic net loss	$(345,766)	48,337,923	$(7.15)
Effect of dilutive securities:
Restricted stock	—	—	—
Performance units	—	—	—
Diluted net loss	$(345,766)	48,337,923	$(7.15)

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

In September 2011 the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. Adoption of this guidance in 2012 is not expected to have a material impact on the consolidated financial statements.

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
In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of the transaction occurred in 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed. Losses of approximately $1,500, $4,400, and $6,300 in 2011, 2010 and 2009, respectively, are reported in the Controls segment. Cumulative expense related to the sale is approximately $20,600. In 2008 the machinery and inventory were written down to the proceeds expected to be received upon transfer of the assets. The expense in 2009 relates to the write-off of a customer relationship intangible asset, employee retention costs, and additional write-downs to machinery and inventory balances due to revisions of the sales agreement during 2009. An additional write-down of inventory was recognized in 2010 as the inventory was held on consignment and the purchaser revised their estimates of future inventory purchases from the Company. In 2011 and 2010 the Company recognized additional expense related to a write-down of the carrying value of a building. As part of the sales agreement, the Company will receive a commission payment in 2010 through 2012 based on the level of AC motor sales made by the purchaser. The Company recognized commission income of approximately $1,600 and $900 in 2011 and 2010, respectively, which is included in Other, net on the consolidated statements of operations.
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

(3) Restructuring Charges:
In 2011 the Company announced its plans to restructure the European sales structure to establish a distributor organization to serve smaller customers. Costs related to the reorganization are included in the Global Services segment.
In September 2009 the Company announced its plans to close the Lawrence, Kansas plant, and transfer the majority of the production lines to the Ames, Iowa and Freeport, Illinois locations to reduce costs and increase efficiencies. Costs related to the Lawrence plant closing are included in the Work Function and Stand-Alone Businesses segments. This project was completed in 2010.
In June 2009 the Company sold its AC electric motor business related to the material handling market. The losses related to the sale of the business, as discussed in Note 2, of approximately $1,500, $4,400, and $6,300 in 2011, 2010, and 2009, respectively, are not included in the restructuring charges below.
In December 2008 the Company decided to close the Hillsboro, Oregon plant and transfer the production lines to the Easley, South Carolina location. The costs related to the closure of Hillsboro are included in the Stand-Alone Businesses segment. The relocation of production activities from Hillsboro was completed in 2009.
The following table summarizes the restructuring charges incurred, as well as the cumulative charges incurred on these projects.

	Work Function	Controls	Stand-Alone Businesses	Global Services	Total
Charges incurred in 2011	$—	$—	$—	$4,663	$4,663
Charges incurred in 2010	4,012	—	1,805	—	5,817
Charges incurred in 2009	1,799	6,009	4,595	—	12,403
Cumulative charges incurred	5,811	10,930	7,360	4,663	28,764

The restructuring costs incurred are reported in the consolidated statements of operations as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss on Asset Disposals	Total
Charges incurred in 2011	$540	$4,123	$—	$4,663
Charges incurred in 2010	3,075	472	2,270	5,817
Charges incurred in 2009	5,813	4,500	2,090	12,403
Cumulative charges incurred	13,653	10,349	4,762	28,764
The following table summarizes the restructuring charges incurred and the activity in accrued liabilities during 2011, 2010 and 2009.

	Employee Termination Costs	Building and Lease Cancellation Costs	Accelerated Depreciation and Loss on Asset Disposals	Equipment Moving Costs	Other	Total
Balance as of January 1, 2009	$625	$—	$—	$—	$—	$625
Charges to expense	2,275	2,162	4,569	829	2,568	12,403
Payments made / other	(2,049)	(1,607)	(4,569)	(829)	(2,568)	(11,622)
Balance as of December 31, 2009	851	555	—	—	—	1,406
Charges to expense	—	—	2,767	812	2,238	5,817
Payments made / other	(851)	(555)	(2,767)	(812)	(2,238)	(7,223)
Balance as of December 31, 2010	—	—	—	—	—	—
Charges to expense	4,180	—	—	—	483	4,663
Balance as of December 31, 2011	$4,180	$—	$—	$—	$483	$4,663
(1)    The $4,180 of accrued employee termination costs will be paid through 2013. The $483 of other accrued costs relating to professional fees will be paid in 2012.

The employee termination costs in the table above relate to the restructuring projects described in this footnote. The table excludes employee termination costs related to headcount reductions that were the result of reduced sales volumes related to the worldwide economic downturn of approximately $13,900 and $18,700 included in cost of sales and selling, general and administrative expense, respectively, in 2009.
(4) Inventories:
The composition of inventories is as follows:

	December 31,
	2011	2010
Raw materials	$101,069	$93,653
Work in progress	50,455	46,746
Finished goods and parts	87,846	80,828
LIFO allowance	(21,660)	(20,234)
Total	$217,710	$200,993

(5) Property, Plant and Equipment and Property Held for Sale:
The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2011	2010
Cost—
Land and improvements	$14,417	$14,469
Buildings and improvements	138,188	138,617
Machinery and equipment	953,744	953,170
Construction in progress	37,194	28,914
Plant and equipment under capital leases	3,750	4,380
Total costs	1,147,293	1,139,550
Less—accumulated depreciation	(779,449)	(731,453)
Net property, plant and equipment	$367,844	$408,097
Depreciation expense for 2011, 2010, and 2009 was $86,386, $95,504, and $115,252, respectively.
In 2010 the Company decided the land and building at the Ganloese, Denmark location would be sold. This location was exited in the fourth quarter of 2010. The Company intends to sell the building, which has a carrying value of approximately $900. The building is classified in other current assets in the Global Services segment.
In 2009 the Company decided that the land and building at the Lawrence, Kansas location would be sold. This location was exited in the second quarter of 2010 as discussed in Note 3. The building, which was written down by approximately $2,000 in 2010 was sold in 2011 for a gain of approximately $600.
The Company exercised the buy-out option in the capital lease for the building in Odense, Denmark in 2009. This location was previously used for the design and manufacture of electric drives until the business was exited in the second quarter of 2009 as discussed in Note 2. The Company intends to sell the building, which was written down by approximately $2,000 in 2010, and further written down by approximately $1,200 in 2011 to a carrying value of approximately $5,500. The building is classified in other current assets in the Controls segment.

(6) Goodwill and Intangible Assets:
Goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completes its annual impairment test as of December 31 of each year.
The Company has identified six reporting units that are either operating segments or one level below operating segments. As an overall reasonableness test in its step one analysis the Company reconciled the sum of the estimated fair values of its reporting units to the Company's market value (based on its stock price at the measurement date), plus a reasonable control premium, which is estimated as that amount which would be received to sell a majority share of the Company in an orderly transaction between market participants versus the market value of the minority shares as evidenced by the stock price.
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
At December 31, 2011 the Company has $34,474 of goodwill related to its propel and electronic components reporting units which was tested for impairment, as required annually. The fair value of the propel and electronic components reporting units substantially exceeded the carrying value, resulting in no impairment.
The Company considered the decrease in its market value in the first quarter of 2009 to be a triggering event that required goodwill to be tested for impairment at March 31, 2009. As a result of that testing the Company determined that the implied fair value of goodwill for the valves reporting unit was less than its carrying value by $50,841, which was recorded as a goodwill impairment charge.
The changes in the carrying amounts of goodwill for the years ended December 31, 2010 and 2011 are as follows:

	Propel Segment	Controls Segment	Total
Balance as of January 1, 2010	$27,091	$8,812	$35,903
Translation Adjustment	(625)	(223)	(848)
Balance as of December 31, 2010	26,466	8,589	35,055
Translation Adjustment	(432)	(149)	(581)
Balance as of December 31, 2011	$26,034	$8,440	$34,474

The following table summarizes the components of the other intangible asset balances at December 31, 2011 and 2010:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2011
Cost	$19,000	$10,700	$1,267	$2,008	$32,975
Accumulated amortization	(5,972)	(7,846)	(644)	(1,630)	(16,092)
Other intangible assets, net	$13,028	$2,854	$623	$378	$16,883
December 31, 2010
Cost	$19,000	$10,700	$1,313	$1,967	$32,980
Accumulated amortization	(5,429)	(7,132)	(493)	(1,510)	(14,564)
Other intangible assets, net	$13,571	$3,568	$820	$457	$18,416
The weighted average useful lives for the intangible assets are 35, 15, 15, and 4 years for trade name, technology, customer relationships, and other, respectively. Amortization of intangible assets was $1,708, $1,832, and $1,878 in 2011, 2010, and 2009, respectively. Amortization expense is expected to be approximately $1,600 in 2012, $1,500 in 2013, $1,300 in 2014, $1,300 in 2015, and $600 in 2016.

(7) Fair Value and Derivative Financial Instruments:
The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include the Company's derivative instruments related to foreign currency forward contracts, as well as foreign exchange swaps. The Company uses derivative financial instruments to manage risk and not for trading or other speculative purposes.
Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The fair values of the Company's derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy.
The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	December 31,
		2011	2010
Assets:
Forward contracts (designated as hedging instruments)	Other current assets	$—	$184
Foreign exchange swaps (not designated as hedging instruments)	Other current assets	494	14
		494	198
Liabilities:
Forward contracts (designated as hedging instruments)	Other accrued liabilities	3,809	867
Forward contracts (designated as hedging instruments)	Other liabilities	129	255
		$3,938	$1,122

The Company enters into forward contracts to hedge the value of the U.S. dollar or euro cash flow at locations that do not have the U.S. dollar or euro as their functional currency but conduct certain transactions in U.S. dollars or euros. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars or euros through the cash settlement date. The Company enters into forward contracts with maturity dates of up to eighteen months after the contract date. All forward contracts are designated as and qualify for hedge accounting treatment, other than those contracts that no longer qualify as highly effective.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010, and 2009
(Dollars in thousands, except per share data)

The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	December 31,
	2011	2010
U.S. dollar	50,550	37,200
Euro	8,250	10,200
Changes in the fair value of forward contracts designated as hedging instruments are recognized in the statement of operations or in stockholders' equity as a component of accumulated other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in accumulated other comprehensive income. The amount of loss, net of tax, recorded as a component of accumulated other comprehensive income related to forward contracts was $2,721 and $652 at December 31, 2011 and 2010, respectively. At December 31, 2011 the Company expects to reclassify $2,608 of loss, net of tax, on forward contracts from accumulated other comprehensive income to the statement of operations during the next twelve months due to the actual fulfillment of forecasted transactions.
The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statements of operations for 2011, 2010, and 2009:

	December 31,
Statements of Operations Classification	2011	2010	2009
Net Sales	$538	$(824)	$(5,487)
Other, net	(536)	(269)	864
Interest expense, net	—	—	(151)
	$2	$(1,093)	$(4,774)
The Company formally assesses at a hedge's inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective. When it is determined that a derivative has ceased to be highly effective as a hedge the Company discontinues hedge accounting prospectively. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income or expense, net. In 2009 the Company had forward contracts with notional amounts of $3,300 that no longer qualified for hedge accounting as the sales were not expected to occur in the month originally specified. In 2009 income of $376 was recognized in other, net related to changes in the fair value of forward contracts that were no longer deemed highly effective, which is included in the $864 in the table above. The sales related to the forward contracts no longer deemed highly effective occurred within two months following the originally specified period. All forward contracts qualified for hedge accounting in 2011 and 2010.
In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statements of operations. There was no significant hedge ineffectiveness in 2011 or 2010. Except for the hedge ineffectiveness discussed above, there was no other significant hedge ineffectiveness in 2009.
Interest rate swaps, designated as cash flow hedges, were used by the Company to establish fixed interest rates on outstanding borrowings. The interest rate swaps were settled in 2009 for a loss of $2,000 in connection with the debt repayment discussed in Note 8.
Beginning in 2010 the Company began to use foreign exchange swaps to hedge intercompany financing activities between group companies with different functional currencies. The Company does not designate these foreign exchange swaps as hedging

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010, and 2009
(Dollars in thousands, except per share data)

instruments. Accordingly, the gain or loss associated with changes in the fair value of these contracts is immediately recorded in other, net on the consolidated statements of operations.
The following table summarizes the amount of gain related to foreign exchange swaps recognized in the statements of operations for 2011, 2010, and 2009:

	December 31,
Statement of Operations Classification	2011	2010	2009
Other, net	$517	$14	$—

(8) Long-Term Debt:
Long-term debt outstanding at December 31, 2011 and 2010 consisted of the following:

	2011		2010
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Danfoss A/S Multicurrency Term Loan and Revolving Credit Facilities	$—	$198,028	$50,455	$199,134
Other Borrowings	955	1,474	732	3,465
Total	$955	$199,502	$51,187	$202,599
Related Person Loans
In September 2010 the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which replaced the 2009 Credit Agreement discussed below. The Danfoss Agreement includes two, five-year term loans of approximately $200,000 ($140,000 and 45,000 euro) and a three-year revolving credit facility. The term loan bears interest at a fixed rate of 8.00% and 8.25% for the U.S. dollar and euro loans, respectively. The revolving credit facility bears interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the Danfoss Agreement, plus 3.9%. The principal amount outstanding under the revolving credit facility at December 31, 2011 and 2010 was $0 and $50,455, respectively. The revolving loans had a weighted average interest rate of 4.30% at December 31, 2010.
The Company paid closing fees of approximately $4,200 ($2,750 and 1,125 euro) to Danfoss A/S, which were capitalized and are being amortized to interest expense over the term of the Danfoss Agreement. In September and June 2011, upon the request of the Company, the borrowing capacity of the revolving credit facility was reduced to approximately $100,000 ($75,000 and 20,000 euro) and $150,000 ($125,000 and 20,000 euro), respectively. As a result of the reductions in borrowing capacity the Company recognized $1,176 of loss on early retirement of debt due to the write-off of unamortized deferred financing costs. The Company pays a quarterly commitment fee equal to 1.17% of the average daily unused portion of the Danfoss Agreement.
In November 2009 the Company entered into an unsecured term loan and revolving credit facility agreement with Danfoss A/S (the 2009 Credit Agreement) which replaced the Original Credit Agreement discussed below. The 2009 Credit Agreement was scheduled to mature on April 29, 2011 but was replaced by the Danfoss Agreement discussed above. Under the original terms of the 2009 Credit Agreement the Company was able to borrow up to $690,000. In May and August 2010, upon the request of the Company, the borrowing capacity of the 2009 Credit Agreement was reduced to $540,000 and $500,000, respectively. The principal amount outstanding under the 2009 Credit Agreement bore interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the 2009 Credit Agreement, plus 10%. The balance of the revolving credit facilities at December 31, 2009 was $140,869, and the loans had a weighted average interest rate of 10.3%. The 2009 Credit Agreement also included term loans of 92,000 euro and $200,000, with interest at an annual rate of 11.8% and 11.4%, respectively. The Company was required to pay a quarterly commitment fee equal to 4% of the average daily unused portion of the 2009 Credit Agreement.
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
In November 2009 the Company entered into an agreement with Danfoss A/S whereby Danfoss A/S, from time to time, provides letters of intent to banks, financial institutions and other relevant third parties to provide comfort for credit facilities made available to the Company. In exchange for this service, Danfoss A/S charges the Company a facility fee based on a percentage, 1.1% at December 31, 2011, of all issued and outstanding letters of intent.
The Company incurred interest expense of $17,979, $42,620 and $39,693 and commitment fee expense of $2,303, $6,060 and $3,542 related to the debt with Danfoss A/S during 2011, 2010, and 2009, respectively. In addition, the Company incurred facility fee expense of $618, $2,152 and $1,253 in 2011, 2010, and 2009, respectively.
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
Other Borrowings
The Company borrows locally when favorable terms are available. In May 2007, the Company borrowed $150 from the Ames, Iowa Economic Development Commission. The loan bears interest at an annual rate of 4.13%, and the outstanding balance on the loan at December 31, 2011 was $61. In February 2007, the Company borrowed 150,000 Indian rupee from Deutsche Bank AG. The loan bears interest at an annual rate of 11.75%, and the outstanding balance at December 31, 2011 was 45,000 Indian rupee (approximately $800). In December 2006, the Company borrowed $750 from the Iowa Department of Economic Development. The loan does not bear interest, and the outstanding balance at December 31, 2011 was $536. In April, 2005 the Company borrowed 150,000 Indian rupee from The Hong Kong and Shanghai Banking Corporation. The loan bears interest at a variable rate ranging from 8.20% to 9.36%, and had an outstanding balance of 52,980 Indian rupee (approximately $1,000) at December 31, 2011. A Danish subsidiary maintains a line of credit for purposes of centralizing cash management for the European locations. The Company guarantees this line of credit up to 20,000 euro (approximately $26,000).
Loss on Early Retirement of Debt
The Company recognized a loss on early retirement of debt of $1,176, $2,421, and $15,838 during 2011, 2010, and 2009, respectively. The loss in 2011 was due to the write-off of unamortized deferred financing costs which was the result of the reductions in borrowing capacities for the revolving loan agreement. The loss in 2010 consisted of prepayment penalties of $1,674 and the write-off of unamortized deferred financing costs of $747. In 2009, the loss consisted of $8,064 of prepayment penalties, $2,000 to settle outstanding interest rate swap agreements related to debt repaid, and $5,774 to write-off unamortized deferred financing costs.
Repayment of Borrowings
Payments required to be made on long-term debt outstanding as of December 31, 2011 during the years ending 2012 through 2015 are $955, $902, $572, and $198,028, respectively. No payments are required after 2015.

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
Pension Benefits
Pension expense for 2011, 2010, and 2009 for these defined benefit plans consists of the following components:

	December 31,
	2011	2010	2009
Service cost	$3,909	$3,807	$4,021
Interest cost	13,081	13,291	13,573
Expected return on plan assets	(12,886)	(11,643)	(11,144)
Amortization of prior service cost	(287)	(354)	(231)
Amortization of net loss	3,943	3,878	2,886
Settlement	—	1,541	—
Correction of error	—	(2,909)	—
Net periodic pension expense	7,760	7,611	9,105

Adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	24,713	4,865	(2,655)
Amortization of actuarial losses	(3,943)	(3,878)	(2,886)
Amortization of prior service cost	287	354	231
Settlement / curtailment	—	(1,541)	(2,427)
Correction of error	—	2,909	—
Total (gain) loss recognized in other comprehensive (income) loss	21,057	2,709	(7,737)
Total recognized in comprehensive (income) loss	$28,817	$10,320	$1,368
In 2010 a former executive of the Company received a lump sum distribution which resulted in settlement expense of $1,541.
In 2010 the Company changed its method of recognizing pension expense for its U.S. defined benefit pension plans. Previously a market related value of plan assets which reflected the changes in fair value of plan assets over a five year period was used to calculate the expected return on plan assets, a component of net periodic pension expense. In 2010 a change was made to use the fair value of plan assets to calculate the expected return on plan assets, which is consistent with how the non-U.S. plans recognize pension expense. $2,909 of income was recognized in 2010 as a result of this change. The Company made the correction for this item in 2010 as the error was determined to be immaterial to the overall financial statements in 2010 and in all previous years.
The Company expects to incur income of $266 related to the amortization of prior service costs and expense of $5,787 for amortization of net loss in 2012.
The weighted average assumptions used to determine net periodic pension expense are as follows:

	December 31,
	2011	2010	2009
Discount rate	5.3%	5.8%	6.2%
Rate of compensation increase	3.6%	3.5%	1.5%
Expected long-term rate of return on plan assets	7.0%	7.2%	7.3%
The discount rate reflects the current rate at which the associated liabilities could be effectively settled. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. The rate of compensation increase assumption reflects the Company's past actual experience, the near-term outlook and assumed inflation. The expected long-term rate of return on plan assets reflects asset allocations, investment strategy, and the views of investment managers and other large pension plan sponsors.
The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31,
	2011	2010
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(247,380)	$(238,281)
Service cost	(3,909)	(3,807)
Interest cost	(13,081)	(13,291)
Plan participant contributions	(1,141)	(887)
Actuarial loss	(22,147)	(11,214)
Benefit payments	11,489	13,695
Effect of exchange rate changes	1,367	6,405
Benefit obligation at December 31	(274,802)	(247,380)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	182,781	164,360
Actual return on plan assets	10,320	17,992
Employer contributions	13,829	14,923
Effect of exchange rate changes	(697)	(3,745)
Plan participant contributions	1,141	887
Benefit payments	(9,496)	(11,636)
Fair value of plan assets at December 31	197,878	182,781
Funded status at December 31	(76,924)	(64,599)
Net amount recognized	$(76,924)	$(64,599)

The weighted average assumptions used to determine the benefit obligation are as follows:

	December 31,
	2011	2010
Discount rate	4.6%	5.3%
Rate of compensation increase	3.5%	3.5%
Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2011	2010
Long-term pension asset	$2,847	$5,539
Current pension liability	(54)	(55)
Long-term pension liability	(79,717)	(70,083)
Net amount recognized	$(76,924)	$(64,599)

The total accumulated benefit obligation for all pension plans at December 31, 2011 and 2010 was $260,130 and $231,903, respectively.
The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected and accumulated benefit obligations in excess of plan assets as of December 31, 2011 and 2010 were as follows:

	Projected and Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2011	2010	2011	2010
Projected benefit obligation	$168,644	$148,460	$53,597	$51,797
Accumulated benefit obligation	158,955	139,504	51,720	48,063
Fair value of plan assets	117,003	106,792	25,468	23,325
Amounts recorded in accumulated other comprehensive income as of:

	December 31,
	2011	2010
Actuarial loss	$86,587	$66,163
Prior service cost	(2,432)	(2,740)
	$84,155	$63,423
These amounts have not yet been recognized as components of net periodic pension expense.
Plan Assets
The target asset allocation for the U.S. pension assets, on average, is 60 percent in equity securities and 40 percent in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 8 percent measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 10 percent and fixed income securities produce an average annual yield of 5 percent.
The target asset allocation for the U.K. pension assets, on average, is 42 percent in equity securities, 57 percent in fixed income securities, and 1 percent in cash. This allocation is expected to earn an average annual rate of return of approximately 5.8 percent.
The target asset allocation for the German pension assets is 15 percent in equity securities and 85 percent in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 4.5 percent measured over a long-term planning horizon. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 7 to 8 percent and fixed income securities produce an average annual yield of 2.5 to 3 percent.
The weighted average asset allocations by asset category for the pension plans at December 31 are as follows:

	U.S. Plans		U.K. Plans		German Plans
	2011	2010	2011	2010	2011	2010
Equity securities	62%	65%	42%	44%	9%	14%
Fixed income securities	37	34	57	55	85	81
Other	1	1	1	1	6	5
Total	100%	100%	100%	100%	100%	100%
The following tables present the Company's plan assets using the fair value hierarchy as of December 31, 2011 and December 31, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed income securities
Corporate bonds	$17,104	$—	$—	$17,104
International index-linked government securities	35,038	—	—	35,038
Fixed income funds	—	43,275	—	43,275
Cash equivalents and short-term investments	2,381	—	—	2,381
Equity securities
Common and preferred stock	2,530	—	—	2,530
Common/collective/pooled funds	—	49,187	—	49,187
Derivatives	(155)	—	—	(155)
International equity	48,021	—	—	48,021
Total	$104,919	$92,462	$—	$197,381
Receivables				517
Payables				(20)
Total plan assets				$197,878

December 31, 2010	Level 1	Level 2	Level 3	Total
Fixed income securities
Corporate bonds	$15,515	$—	$—	$15,515
International index-linked government securities	31,581	—	—	31,581
Fixed income funds	—	36,335	—	36,335
Cash equivalents and short-term investments	1,752	—	—	1,752
Equity securities
Common and preferred stock	2,413	—	—	2,413
Common/collective/pooled funds	737	45,718	—	46,455
Derivatives	39	—	—	39
International equity	48,348	—	—	48,348
Total	$100,385	$82,053	$—	$182,438
Receivables				366
Payables				(23)
Total plan assets				$182,781

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
Postretirement Benefits
The Company has contributory health benefit plans covering certain groups of U.S. employees. U.S. employees retiring after March 1, 1993, and hired prior to January 1, 1993, will receive the standard health benefits up to age 65 and then will be eligible to receive a health care reimbursement account based on years of service. U.S. employees hired after January 1, 1993, and retiring after age 65 with ten years of service, will be eligible at age 65 to receive a health care reimbursement account based on years of service.
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
The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2011, 2010, and 2009, were as follows:

	2011	2010	2009
Service cost	$192	$172	$211
Interest cost	2,658	2,865	2,597
Amortization of prior service cost	(128)	(128)	—
Amortization of net loss	1,855	1,676	921
Postretirement benefit expense	4,577	4,585	3,729

Adjustments included in other comprehensive (income) loss:
Net actuarial losses	1,797	9,582	6,296
Amortization of actuarial losses	(1,855)	(1,676)	(921)
Amortization of prior service (cost) credit	128	128	—
Curtailment / plan amendment	(19,543)	—	(2,860)
Total (gain) loss recognized in other comprehensive (income) loss	(19,473)	8,034	2,515
Total recognized in comprehensive (income) loss	$(14,896)	$12,619	$6,244
In 2011, the Company amended its post-retirement health care plan for certain Medicare eligible retirees to a defined contribution approach, with the amendment to be effective on January 1, 2012.  Prior to the amendment, the Company provided post-retirement health care to these same Medicare eligible retirees by allowing them to continue participation in the Company's existing group health care plan, on a secondary basis to Medicare.
The Company expects to incur income of $1,590 for amortization of prior service costs and expense of $2,135 for amortization of net loss in 2012.

The funded status of the Company-sponsored health benefit plans was as follows:

	December 31,
	2011	2010
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(52,959)	$(43,875)
Service cost	(192)	(172)
Interest cost	(2,658)	(2,865)
Plan participant contributions	(471)	(484)
Plan amendment	19,543	—
Actuarial loss	(1,797)	(9,582)
Benefit payments	3,805	4,143
Health care subsidy receipts	(110)	(124)
Benefit obligation at December 31	(34,839)	(52,959)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	3,224	3,535
Plan participant contributions	471	484
Health care subsidy receipts	110	124
Benefit payments	(3,805)	(4,143)
Fair value of plan assets at December 31	—	—
Benefit obligation	(34,839)	(52,959)
Less current portion	3,351	3,682
Postretirement benefit obligation, long-term	$(31,488)	$(49,277)

Amounts recognized in accumulated other comprehensive income as of:

	December 31,
	2011	2010
Actuarial loss	$32,279	$32,336
Prior service credit	(21,368)	(1,953)
	$10,911	$30,383
The assumed weighted average rate of increase in the per capita cost of covered health benefits used to determine the accumulated postretirement benefit obligation at December 31, 2011 was 7.6%, gradually decreasing to 4.5% through 2027 and for all future years.
A one percent increase in the assumed health care trend rates would have increased the accumulated postretirement benefit obligation at December 31, 2011 by $838, and increased postretirement benefit expense for 2011 by $241. A one percent decrease in the assumed health care trend rates would have decreased the accumulated postretirement benefit obligation at December 31, 2011 by $781, and decreased postretirement benefit expense for 2011 by $207.
The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 4.2%, 5.25%, and 6.0% for 2011, 2010, and 2009, respectively.
The benefits expected to be paid from the benefit plans, which reflect expected future years of service are as follows:

	Pensions	Health Care
2012	$11,069	$3,351
2013	11,558	3,264
2014	11,990	3,251
2015	12,853	3,194
2016	13,468	3,146
2017-2021	76,634	12,654
The Company plans to contribute approximately $14,600 to the Company pension and health benefit plans in 2012.
The Company also maintains a defined contribution plan, the Sauer-Danfoss Employees' Savings Plan, for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $2,400, $2,200, and $2,400 to this plan in 2011, 2010 and 2009, respectively.

(10) Income Taxes:
The Company's income (loss) before income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
United States	$95,675	$50,472	$(97,054)
European and other	243,508	144,613	(174,181)
Total	$339,183	$195,085	$(271,235)
The Company's primary German operation is treated as a flow-through entity for U.S. tax purposes. The above analysis of pretax income (loss) and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.
The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2011	2010	2009
Current
United States
Federal	$(2,469)	$225	$225
State	(3,876)	(332)	254
European and other	(51,946)	(24,608)	(9,779)
Total current	(58,291)	(24,715)	(9,300)
Deferred
United States
Federal	(27,932)	73,628	(50,659)
State	(777)	6,020	(4,960)
European and other	7,620	(3,750)	3,900
Total deferred	(21,089)	75,898	(51,719)
Total income tax benefit (expense)	$(79,380)	$51,183	$(61,019)

A reconciliation of tax benefit (expense) calculated using the U.S. statutory tax rate of 35% and recorded income tax expense based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
Tax benefit (expense) based on U.S. statutory tax rate	$(118,714)	$(68,280)	$94,932
Foreign taxes (rate and other differences)—net	11,749	15,017	(14,652)
State income taxes–net of federal benefit	(3,024)	3,697	(3,059)
Tax effect of minority interest	5,766	5,968	3,242
Changes in tax reserves and allowances—net	22,880	99,166	(123,305)
Non-deductible expenses/Non-taxable income—net	1,326	(1,805)	(1,884)
U.S. & foreign goodwill impairment	—	—	(17,163)
Other	637	(2,580)	870
Total income tax benefit (expense)	$(79,380)	$51,183	$(61,019)

The components of the Company's net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$17,896	$—	$56,670	$—
Deferred compensation, postretirement medical and accrued pension benefits	57,831	(11,450)	48,465	(4,292)
Fixed asset basis differences	13,442	(12,324)	15,899	(9,682)
Inventory and warranty accruals	10,113	(860)	10,248	(1,407)
Intangible asset fair market value step-up	3,016	(8,889)	4,481	(8,791)
Other items	17,938	(11,142)	18,422	(8,196)
Gross deferred tax assets/liabilities	120,236	(44,665)	154,185	(32,368)
Valuation allowance	(5,350)	—	(28,935)	—
Net deferred tax assets/liabilities	114,886	(44,665)	125,250	(32,368)
Less current portion	(24,374)	9,481	(17,241)	3,717
Net deferred tax assets/liabilities, long-term	$90,512	$(35,184)	$108,009	$(28,651)
The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and tax credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment.
In 2011the Company determined that the valuation allowances on the net deferred tax assets in Denmark that were established in 2009 were no longer necessary. Future taxable income projections support the realization of the Denmark deferred tax assets. The reversal of the Denmark valuation allowance accounts for a majority of the change in valuation allowances of approximately $23,600.
As of December 31, 2011 and 2010, the Company had not provided U.S. federal income taxes on $171,965 and $148,477, respectively, of undistributed earnings recorded by certain subsidiaries outside the U.S. since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce the U.S. tax liability if these foreign earnings were remitted.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Internal Revenue Service is currently conducting an audit of the 2009 and 2010 federal income returns. The Company has not been notified of any material adjustments at this time.

A reconciliation of the beginning and ending gross unrecognized tax benefits (UTB) is as follows:

Amount
Gross UTB balance at January 1, 2011	$2,302
Additions based on tax positions related to the current year	50
Additions for tax positions of prior years	389
Reductions for tax positions of prior years	—
Settlements	—
Foreign currency adjustments	(10)
Reductions due to lapse of applicable statute of limitations	(603)
Gross UTB balance at December 31, 2011	$2,128
The total amount of unrecognized tax benefit (expense) that, if recognized, would affect the effective tax rate as of December 31, 2011 and 2010 were ($345) and $281, respectively. The total amount of UTB is not expected to significantly increase or decrease within the next twelve months. The net UTBs are included as components of deferred income tax assets and other liabilities in the consolidated balance sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expense, respectively. Interest and penalties of $201 and $337 have been accrued as of December 31, 2011 and 2010, respectively. Interest and penalty (benefit) expense of $(134) and $61 were recognized for the years ending December 31, 2011 and 2010, respectively.
The Company had the following tax return loss carryforwards available to offset future years' taxable income at December 31, 2011:

	Amount	Expiration Dates
German NOL—Trade	$3,549	None
U.S. NOL	10,097	2012-2019
U.K. NOL	9,518	None
Brazil NOL	8,302	None
China NOL	4,620	2012-2014
Italy NOL	2,836	2014
Spain NOL	747	2024-2025
State NOL	14,739	2012-2029
Foreign tax credits (available to offset U.S. taxes)	4,778	2,021
State tax credits	288	2015-2021

(11) Accumulated Other Comprehensive Income:
The changes in accumulated other comprehensive income for the years ended December 31, 2009, 2010, and 2011 follows:

	Currency Translation	Pension/ Postretirement Benefit Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2009	$93,678	$(61,534)	$(4,149)	$27,995
Change in period	16,676	5,222	6,174	28,072
Effect of exchange rate changes	—	(1,042)	(44)	(1,086)
Income tax benefit (expense)	8	2,206	(1,773)	441
Balance as of December 31, 2009	110,362	(55,148)	208	55,422
Change in period	(6,670)	(10,743)	(1,140)	(18,553)
Effect of exchange rate changes	—	985	70	1,055
Income tax benefit (expense)	(366)	(6,968)	210	(7,124)
Balance as of December 31, 2010	103,326	(71,874)	(652)	30,800
Change in period	(21,270)	(1,584)	(2,835)	(25,689)
Effect of exchange rate changes	—	321	154	475
Income tax benefit	899	76	612	1,587
Balance as of December 31, 2011	$82,955	$(73,061)	$(2,721)	$7,173

(12) Noncontrolling Interests:
Noncontrolling interests in net assets and income reflected in the accompanying consolidated financial statements for 2011, 2010, and 2009 consists of:

a)	A 40% noncontrolling interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership.

b)	A 40% noncontrolling interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture.

c)	A 35% noncontrolling interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation.

d)	A 49.9% noncontrolling interest held by Topcon Positioning Systems in TSD Integrated Controls LLC, a U.S. limited partnership.

e)	A 55% noncontrolling interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation.
The following table sets forth the components of noncontrolling interest in the consolidated balance sheets:

	December 31,
	2011	2010
Hydro-Gear Limited Partnership	$23,720	$24,742
Sauer Shanghai Hydraulic Transmission Co., Ltd.	31,097	22,978
Sauer-Danfoss-Daikin, Ltd.	19,937	15,204
TSD Integrated Controls LLC(1)	(456)	(648)
Daikin-Sauer-Danfoss Manufacturing, Ltd.	16,110	12,734
Total	$90,408	$75,010

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
All grants to employees in 2011 and 2010 under the 2006 Incentive Plan were cash-based awards. There were no grants to employees under the 2006 Incentive Plan in 2009. In 2008 the Compensation Committee granted 328,053 performance units under the 2006 Incentive Plan, 307,945 of which were to be settled 100 percent in Company stock with shares withheld having a value to meet the minimum statutory withholding requirements and 20,108 performance units granted to certain individuals that were to be settled in cash. The units to be settled in cash were accounted for as liability units, with the remainder of the units accounted for as equity units.
The Compensation Committee sets performance goals for each performance unit grant and depending on the extent to which these goals are met determines the number of performance units that will be paid out to the participants. Based on performance results for 2008 through 2010 the performance units granted in 2008 did not receive a payout as the minimum performance threshold was not met and the166,067 units outstanding at December 31, 2010 were forfeited.
In 2007 the Compensation Committee awarded 10,000 shares of restricted stock under the 2006 Incentive Plan to an employee. Vesting of 5,000 of the shares occurred in both 2009 and 2008. The restricted stock awards entitle the participants to full dividend and voting rights. The value of the award was established based on the market value of the stock as of the grant date.  Compensation expense recognized in selling, general, and administrative expenses in conjunction with the restricted stock outstanding was $18 in 2009, with tax benefits of $6.There was no compensation expense recognized for outstanding performance units in 2009. The Company did not recognize any additional compensation expense related to the outstanding performance units and restricted stock under this plan in 2011 or 2010.
The 2006 Incentive Plan also allows for grants of equity based shares to directors of the Company.  The Company awarded 13,500 shares of restricted stock in 2011, 2010 and 2009 to non-employee directors. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. In 2009, 3,000 shares of restricted stock were forfeited prior to being vested. The value of each award was established based on the market value of the stock as of the grant date. Expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the three year vesting period of the grants. In 2010, related to the cash tender offer initiated by Danfoss Acquisition to acquire the outstanding shares of stock, the board of directors removed the transfer restrictions on the restricted stock granted in 2007, 2008, and 2009. Expense recognized in conjunction with the restricted stock outstanding to non-employee directors in 2011, 2010, and 2009 amounted to $170, $326, and $235, respectively.

(14) Related Person Transactions:
In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2011, 2010, and 2009 was approximately $41,200, $36,000, and $43,800, respectively. At December 31, 2011 and 2010 approximately $8,500 and $9,600 owed to Danfoss A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2011, during the years ending 2012 through 2016 and 2017 and thereafter, are $7,978, $7,637, $7,637, $7,637, $7,637, and $0, respectively. The Company also sold products to Danfoss A/S totaling approximately $9,000, $6,500, and $3,200 during 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010 approximately $900 and $1,600 due from Danfoss A/S is included in accounts receivable on the consolidated balance sheet.
The subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash paid or received under these two methods is reported as a capital contribution or a dividend distribution in the consolidated statements of stockholders' equity and comprehensive income (loss). In 2010 the Company received approximately $14,900 from Danfoss A/S related to the usage of the Company's net operating loss (NOL) carryforwards generated in Denmark on the joint tax return for 2009. The Company paid approximately $ 12,900 and $1,800 to Danfoss A/S in 2011 and 2010, respectively as the Company generated taxable income in Denmark in these years.
The Company can borrow up to $300,000 under a term loan and revolving credit facility with Danfoss A/S. Refer to Note 8 for additional discussion of the Danfoss Agreement which was entered into in September 2010.
In August 2011 the Company entered an Agreement with Danfoss A/S, the Company's majority stockholder, to loan excess cash to Danfoss A/S at the EURIBOR or LIBOR rate plus 0.25%. These deposits may be offset against the outstanding term loan discussed in Note 8 if Danfoss A/S were not able to repay the deposits. The Company had three deposits of cash with Danfoss A/S, totaling $168,450, at December 31, 2011. The deposits have a weighted average interest rate of 1.15% and terms ranging from 8 to 33 days. The Company recorded interest income of $794 in 2011.
The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $6,900, $6,300, and $4,000 in 2011, 2010, and 2009, respectively.
The Company purchases inventory components from Agri-Fab, Inc., a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $1,000 in each year for 2011, 2010, and 2009. The Company also began to loan excess cash to Agri-Fab, Inc. in 2009. The balance outstanding from Agri-Fab, Inc. was $0 at December 31, 2011 and 2010. The Company recorded interest income based on short term financing rates of $0, $300, and $300 in 2011, 2010 and 2009, respectively.
The Company sold product totaling approximately $6,400, $4,300, and $2,300 in 2011, 2010, and 2009, respectively, to Daikin Industries Ltd. (Daikin), a noncontrolling interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2011, 2010, and 2009 were approximately $6,800, $6,200, and $5,200, respectively. In October 2010, the Company entered an Agreement with Daikin to loan excess cash or borrow funds on a daily basis as needed. The cash deposited with Daikin was $10,277 and $986 at December 31, 2011 and 2010, respectively. Interest is earned based on short term financing rates and was $30 and $1 in 2011 and 2010, respectively.
The Company began to purchase product from Topcon Positioning Systems, Inc., a noncontrolling interest owner in an entity included in the Company's consolidated financial statements, in 2009 as a result of the termination of the joint venture agreement discussed in Note 2. Purchases were approximately $1,700, $1,900, and $300 in 2011, 2010, and 2009, respectively.
The Company had sales to Faun Umwelttechnik GmbH & Co., a company owned by a director of the Company, of approximately $1,700, $1,700, and $2,000 in 2011, 2010 and 2009, respectively.

(15) Commitments, Contingencies, and Guarantees:
The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2011, 2010, and 2009 was $30,606, $29,395, and $23,910, respectively. Rent is expensed on a straight-line basis over the term of the leases.
Minimum future rental commitments under all noncancelable operating leases as of December 31, 2011, during the years ending 2012 through 2016 and for 2017 and thereafter, are $17,035, $13,240, $10,773, $7,854, $4,755, and $25,847, respectively.
The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2011, during the years ending 2012 through 2014 are $283, $35, and $5, respectively. No payments are required after 2014.
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
(16) Quarterly Financial Data (Unaudited):
Summarized quarterly data is set forth in the following table:

	First	Second	Third	Fourth	Total
2011
Net sales	$564,742	$563,317	$483,297	$446,131	$2,057,487
Gross profit	189,259	190,583	154,815	122,500	657,157
Net income attributable to Sauer-Danfoss Inc.	70,554	74,875	56,997	27,444	229,870
Basic net income per common share (1)	$1.46	$1.55	$1.18	$0.57	$4.75
Diluted net income per common share (1)	$1.46	$1.54	$1.18	$0.57	$4.74
2010
Net sales	$386,770	$432,226	$392,649	$428,938	$1,640,583
Gross profit	112,506	132,077	118,984	134,561	498,128
Net income attributable to Sauer-Danfoss Inc.	20,724	34,555	32,100	126,020	213,399
Basic net income per common share (1)	$0.43	$0.71	$0.66	$2.60	$4.41
Diluted net income per common share	$0.43	$0.71	$0.66	$2.60	$4.40

(1)     Basic and diluted net income (loss) per common share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic and diluted net income (loss) per common share may not agree to the annual total.

(17) Segment and Geographic Information:
The Company's reportable segments are organized around its various product lines of Propel, Work Function, Controls and Stand-Alone Businesses. Propel products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses, an aggregation of two operating segments, includes open circuit gear pumps and motors, cartridge valves and hydraulic integrated circuits, directional control valves, inverters, and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle and are marketed under their own names and are managed as stand-alone businesses. Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. The following table presents the significant items by reportable segment as of and for the years ended December 31, 2011, 2010, and 2009 respectively:

	Propel	Work Function	Controls	Stand-Alone Businesses	Global Services	Total
2011
Net sales	$948,153	$377,519	$322,489	$409,326	$—	$2,057,487
Segment income (loss)	210,532	59,235	78,459	58,624	(45,341)	361,509
Interest expense						(22,829)
Interest income						1,679
Loss on early retirement of debt						(1,176)
Income before income taxes						339,183
Total assets	385,313	159,120	112,118	153,284	468,421	1,278,256
Depreciation and amortization	32,559	21,724	13,561	17,757	2,493	88,094
Capital expenditures	22,402	5,619	7,907	8,985	6,852	51,765
2010
Net sales	$717,193	$320,716	$243,163	$359,511	$—	$1,640,583
Segment income (loss)	165,047	28,674	49,113	35,796	(31,678)	246,952
Interest expense						(50,901)
Interest income						1,455
Loss on early retirement of debt						(2,421)
Income before income taxes						195,085
Total assets	380,574	198,560	119,415	169,230	260,425	1,128,204
Depreciation and amortization	35,957	22,640	14,794	21,814	2,131	97,336
Capital expenditures	10,408	4,355	4,279	5,771	1,405	26,218
2009
Net sales	$463,590	$233,843	$185,503	$276,095	$—	$1,159,031
Segment loss	(23,317)	(69,506)	(23,779)	(66,461)	(23,938)	(207,001)
Interest expense						(50,171)
Interest income						1,775
Loss on early retirement of debt						(15,838)
Loss before income taxes						(271,235)
Total assets	341,532	220,064	128,743	155,855	222,123	1,068,317
Depreciation and amortization	45,984	24,251	17,891	26,399	2,605	117,130
Capital expenditures	15,148	13,658	8,090	5,500	576	42,972

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales(1)			Long-Lived Assets(2)
	2011	2010	2009	2011	2010
United States	$780,734	$612,787	$424,680	$104,481	$110,738
China	203,389	192,483	102,715	19,001	10,042
Germany	190,464	144,657	120,084	51,924	57,089
Italy	106,029	81,537	64,021	9,857	12,072
Denmark(3)	24,037	20,693	16,405	95,064	109,500
Other countries	752,834	588,426	431,126	146,574	173,660
Total	$2,057,487	$1,640,583	$1,159,031	$426,901	$473,101

(1)Net sales are attributed to countries based on location of customer.

(2)Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)Majority of this country's sales are shipped outside of the home country where the product is produced.
One customer accounted for ten percent of total consolidated net sales for the year ended December 31, 2011. No single customer accounted for ten percent or more of total consolidated net sales for the years ended December 31, 2010 or 2009, respectively.

(18) Subsequent Event:
In February 2012 the Company was informed that a subsidiary in China received approval from the local government which results in the income tax rate being reduced from 25% to 15% for the 2011 through 2013 years. The effect of this change in the tax rate, which is not expected to be material, will be recognized in the consolidated financial statements in the first quarter of 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sauer-Danfoss Inc.:
        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Des Moines, Iowa
March 1, 2012

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
        Our management is responsible for establishing and maintaining a system of internal control over financial reporting. This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system, and through examinations by an internal audit function that coordinates its activities with the Company's independent auditors.
        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
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

SVEN RUDER President and Chief Executive Officer	JESPER V. CHRISTENSEN Executive Vice President and Chief Financial Officer, Treasurer

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2010, and 2011
(in thousands)

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2009
Allowance for doubtful accounts	$5,210	728	(860)	562	$5,640
For the year ended December 31, 2010
Allowance for doubtful accounts	$5,640	332	(757)	(290)	$4,925
For the year ended December 31, 2011
Allowance for doubtful accounts	$4,925	72	(575)	(61)	$4,361

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Dollars in thousands, except per share data)
Sauer-Danfoss Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Sauer-Danfoss Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2011, 2010, and 2009 (Dollars in thousands, except per share data)Report of Management
Report of Independent Registered Public Accounting Firm
Schedule II Sauer-Danfoss Inc. and Subsidiaries Valuation and Qualifying Accounts Years Ended December 31, 2009, 2010, and 2011 (in thousands)