Form 10-Q
period 2012-03-31
SAUER DANFOSS INC
filed 2012-05-03
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐ No ☒

As of May 2, 2012, 48,437,917 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$573,993	$564,742
Cost of sales	383,763	375,483
Gross profit	190,230	189,259
Selling, general and administrative	60,045	54,256
Research and development	16,296	14,095
Other	12	(310)
Total operating expenses	76,353	68,041
Income from operations	113,877	121,218

Nonoperating income (expense):
Interest expense, net	(4,371)	(6,101)
Other, net	432	(4,499)
Nonoperating expenses, net	(3,939)	(10,600)
Income before income taxes	109,938	110,618
Income tax expense	(31,939)	(26,083)
Net income	77,999	84,535
Net income attributable to noncontrolling interest, net of tax	(13,205)	(13,981)
Net income attributable to Sauer-Danfoss Inc.	$64,794	$70,554
Net income per common share, basic and diluted	$1.34	$1.46
Weighted average basic shares outstanding	48,407,694	48,396,557
Weighted average diluted shares outstanding	48,480,736	48,478,248

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$77,999	$84,535
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,160	22,123
Pension and postretirement plan adjustments	477	(51)
Unrealized gains on hedging activities	1,731	1,453
Other comprehensive income	16,368	23,525
Comprehensive income	94,367	108,060
Comprehensive income attributable to noncontrolling interest	(10,730)	(14,198)
Comprehensive income attributable to Sauer-Danfoss Inc.	$83,637	$93,862

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$89,527	$72,560
Cash deposited with related persons	210,893	178,727
Accounts receivable (net of allowances of $4,605 and $4,361 in 2012 and 2011, respectively)	313,346	215,978
Inventories	198,179	217,710
Other current assets	83,637	75,868
Total current assets	895,582	760,843

Property, Plant and Equipment (net of accumulated depreciation of $808,562 and $779,449 in 2012 and 2011, respectively)	362,250	367,844

Other Assets:
Goodwill	35,251	34,474
Other intangible assets, net	16,522	16,883
Deferred income taxes	89,940	90,512
Other	8,027	7,700
Total other assets	149,740	149,569
Total Assets	$1,407,572	$1,278,256

Liabilities and Stockholders' Equity
Current Liabilities:
Long-term debt due within one year	$987	$955
Accounts payable	197,216	177,996
Accrued salaries and wages	70,940	67,140
Accrued warranty	29,168	29,863
Other accrued liabilities	90,011	52,237
Total current liabilities	388,322	328,191

Long-Term Debt	201,205	199,502

Other Liabilities:
Long-term pension liability	77,419	79,717
Postretirement benefits other than pensions	31,488	31,488
Deferred income taxes	35,312	35,184
Other	21,610	26,348
Total other liabilities	165,829	172,737

Total liabilities	755,356	700,430

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2012 and 2011; issued and outstanding 48,437,917 in 2012 and 48,432,860 in 2011	484	484
Additional paid-in capital	335,287	335,337
Retained earnings	192,265	144,424
Accumulated other comprehensive income	26,016	7,173
Total Sauer-Danfoss Inc. stockholders' equity	554,052	487,418
Noncontrolling interest	98,164	90,408
Total stockholders' equity	652,216	577,826

Total Liabilities and Stockholders' Equity	$1,407,572	$1,278,256
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
December 31, 2011	48,432,860	$484	$335,337	$144,424	$7,173	$90,408	$577,826
Comprehensive income:
Net income	—	—	—	64,794	—	13,205	77,999
Other comprehensive income (loss)	—	—	—	—	18,843	(2,475)	16,368
Performance units vested	5,057	—	—	—	—	—	—
Minimum tax withholding settlement	—	—	(114)	—	—	—	(114)
Restricted stock compensation	—	—	64	—	—	—	64
Noncontrolling interest distribution	—	—	—	—	—	(2,974)	(2,974)
Cash dividends declared ($.35 per share)	—	—	—	(16,953)	—	—	(16,953)
March 31, 2012	48,437,917	$484	$335,287	$192,265	$26,016	$98,164	$652,216

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$77,999	$84,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,677	22,472
Change in deferred income taxes	3,956	10,283
Other	76	(310)
Changes in operating assets and liabilities
Accounts receivable, net	(93,225)	(72,991)
Inventories	22,638	(5,236)
Other current assets	(7,816)	(6,057)
Accounts payable	15,274	19,205
Accrued liabilities	13,201	3,400
Other	(506)	(1,976)
Net cash provided by operating activities	52,274	53,325

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,334)	(5,518)
Proceeds from sale of property, plant and equipment	49	274
Advances to related persons	(28,995)	(2,328)
Net cash used in investing activities	(34,280)	(7,572)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	—	(10,487)
Net repayments on revolving credit facility	—	(40,026)
Repayments of long-term debt	(103)	(112)
Distributions to noncontrolling interest partners	(2,974)	(3,524)
Net cash used in financing activities	(3,077)	(54,149)

Effect of Exchange Rate Changes on Cash	2,050	3,304

Cash and Cash Equivalents:
Net increase (decrease) during the period	16,967	(5,092)
Beginning balance	72,560	44,039
Ending balance	$89,527	$38,947

Supplemental Cash Flow Disclosures:
Interest paid	$4,578	$5,644
Income taxes paid	$9,380	$8,174
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Notes To Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

1)    Summary of Significant Accounting Policies —

Basis of Presentation and Principles of Consolidation —

The consolidated financial statements of Sauer-Danfoss Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling financial ownership interest or a majority of the interest in earnings or losses. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2012.

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

Recently Adopted Accounting Principles —

In May 2011 the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company adopted this guidance as of January 1, 2012 with no impact on the consolidated financial statements.

In June 2011 the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

In September 2011 the FASB issued amendments to the guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the fourth quarter of each year. The adoption of this updated authoritative guidance is not expected to have an impact on the consolidated financial statements.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three-month periods ended March 31, 2012 and 2011:

	March 31, 2012			March 31, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic net income	$64,794	48,407,694	$1.34	$70,554	48,396,557	$1.46
Effect of dilutive securities:
Restricted stock	—	16,418	—	—	9,171	—
Performance units	—	56,624	—	—	72,520	—
Diluted net income	$64,794	48,480,736	$1.34	$70,554	48,478,248	$1.46

3)    Restructuring —

In 2011 the Company announced its plans to restructure its European sales organization to establish a distributor organization to serve smaller customers. Costs related to the reorganization are included in the Global Services segment and totaled $239 in the three months ended March 31, 2012, which are included in selling, general and administrative expenses.

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the three months ended March 31, 2012.

	Employee Termination Costs	Professional Fees	Total
Balance as of December 31, 2011	$4,180	$483	$4,663
Charges to Expense	—	239	239
Payments made	—	(722)	(722)
Balance as of March 31, 2012 (1)	$4,180	$—	$4,180

Cumulative charges incurred	$4,180	$722	$4,902
(1) The $4,180 of accrued employee termination costs will be paid through 2013.

4)    Inventories —

The composition of inventories is as follows:

	March 31, 2012	December 31, 2011
Raw materials	$96,868	$101,069
Work in progress	49,979	50,455
Finished goods and parts	73,470	87,846
LIFO allowance	(22,138)	(21,660)
Total	$198,179	$217,710

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
The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	March 31, 2012	December 31, 2011
Assets:
Foreign exchange swaps (not designated as hedging instruments)	Other current assets	$—	$494
Liabilities:
Forward contracts (designated as hedging instruments)	Other accrued liabilities	$1,541	$3,809
Foreign exchange swaps (not designated as hedging instruments)	Other accrued liabilities	81	—
Forward contracts (designated as hedging instruments)	Other liabilities	—	129
		$1,622	$3,938

The Company enters into forward contracts to hedge the value of the U.S. dollar or euro cash flow at locations that do not have the U.S. dollar or euro as their functional currency but conduct certain transactions in U.S. dollars or euros. The objective of all outstanding forward contracts is to hedge forecasted transactions in U.S. dollars or euros through the cash settlement date. The Company enters into forward contracts with maturity dates of up to eighteen months after the contract date. All forward contracts are designated as and qualify for hedge accounting treatment.

The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	March 31, 2012	December 31, 2011
U.S. dollar	40,950	50,550
Euro	5,850	8,250

Changes in the fair value of forward contracts designated as hedging instruments are recognized as a component of net income or accumulated other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in accumulated other comprehensive income. The amount of loss, net of tax, recorded as a component of accumulated other comprehensive income related to forward contracts was $990 and $2,721 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 the Company expects to reclassify $990 of loss, net of tax, on forward contracts from accumulated other comprehensive income to net income during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into net income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Statement of Operations Classification	2012	2011
Net Sales	$(507)	$(158)
Other, net	167	211
	$(340)	$53

Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other, net on the consolidated statements of operations. There was no significant hedge ineffectiveness in the three months ended March 31, 2012 or 2011.

The Company uses foreign exchange swaps to hedge intercompany financing activities between group companies with different functional currencies. The Company does not designate these foreign exchange swaps as hedging instruments. Accordingly, the gain or loss associated with changes in the fair value of these contracts is immediately recorded in other, net on the consolidated statements of operations.

The following table summarizes the amount of loss related to foreign exchange swaps recognized in the statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Statement of Operations Classification	2012	2011
Other, net	$(581)	$(313)

6)    Related Person Transactions —

The Company can borrow up to $300,000 under a term loan and revolving credit facility with Danfoss A/S, the Company's majority stockholder. Two term loans of approximately $200,000 ($140,000 and 45,000 euro) were outstanding at March 31, 2012 and December 31, 2011. There were no principal amounts outstanding under the revolving credit facility at March 31, 2012 or December 31, 2011. The Company incurred interest expense of $4,608 and $5,786 for the three months ended March 31, 2012 and 2011, respectively, related to the debt with Danfoss A/S.
In August 2011, the Company entered into an Agreement with Danfoss A/S, the Company's majority stockholder, to loan excess cash to Danfoss A/S at the EURIBOR or LIBOR rate plus 0.25%. The cash deposited with Danfoss A/S was $199,100 and $168,450, at March 31, 2012 and December 31, 2011, respectively. The Company had four deposits of cash with Danfoss A/S at March 31, 2012 with a weighted average interest rate of 0.60% and terms ranging from 6 to 28 days. The Company recorded interest income of $351 during the three months ended March 31, 2012 related to this agreement.
In October 2010, the Company entered into an Agreement with Daikin Industries Ltd., a noncontrolling interest owner in an entity consolidated by the Company, to loan excess cash or borrow funds on a daily basis as needed. The cash deposited with Daikin was $11,793 and $10,277 at March 31, 2012 and December 31, 2011, respectively. Interest is earned based on short term financing rates and was $11 and $2 during the three months ended March 31, 2012 and 2011, respectively, related to this agreement.

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

The following table presents the changes in the Company's accrued warranty liability:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$29,863	$28,183
Payments	(3,957)	(4,506)
Accruals for warranties	2,916	3,742
Currency impact	346	1,018
Balance, end of period	$29,168	$28,437

8)    Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three months ended March 31, 2012 and 2011 for the defined benefit plans consists of the following components:

	Three Months Ended March 31,
	2012	2011
Service cost	$1,198	$1,010
Interest cost	4,330	3,255
Expected return on plan assets	(4,356)	(3,164)
Amortization of prior service cost	(74)	(67)
Amortization of net loss	1,525	1,055
Net periodic pension expense	$2,623	$2,089

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements.

The components of the postretirement benefit expense of the Company-sponsored plans for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$50	$50
Interest cost	350	650
Amortization of prior service cost	(375)	(32)
Amortization of net loss	525	482
Postretirement benefit expense	$550	$1,150

During the third quarter of 2011, the Company amended its U.S. retiree health care plans to change the method by which postretirement health care is provided for certain eligible Medicare age retirees and / or spouses. Beginning January 1, 2012, the Company provides its eligible Medicare age retirees and / or spouses postretirement health care in the form of a defined contribution benefit, together with access to a third party health care exchange designed specifically for Medicare age participants. Postretirement health care was previously provided to this group through the Company's standard group health plan. The plan amendment reduced the accumulated postretirement benefit obligation by approximately $19,500 which is being recognized as part of net periodic postretirement benefit cost over the average life expectancy of retired eligible employees.

9)    Other Comprehensive Income —

The following table shows the tax and exchange rate effects of amounts allocated to each component of other comprehensive income for the three months ended March 31, 2012 and 2011.

	Change in Period	Tax (Expense) Benefit	Effect of Exchange Rates	Net Change
Three Months Ended March 31, 2012:
Foreign currency translation	$14,160	$—	$—	$14,160
Pension and postretirement plan adjustment	1,608	(602)	(529)	477
Unrealized gains on hedging activities	2,231	(402)	(98)	1,731
Other comprehensive income	$17,999	(1,004)	$(627)	$16,368
Three Months Ended March 31, 2011
Foreign currency translation	$22,123	$—	$—	$22,123
Pension and postretirement plan adjustment	1,002	(377)	(676)	(51)
Unrealized gains on hedging activities	1,630	(174)	(3)	1,453
Other comprehensive income	$24,755	$(551)	$(679)	$23,525

The changes in accumulated other comprehensive income, excluding non-controlling interest, for the three months ended March 31, 2012 is as follows:

	Foreign Currency Translation	Pension/ Postretirement Plan Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2012	$82,955	$(73,061)	$(2,721)	$7,173
Current period other comprehensive income	16,635	477	1,731	18,843
Balance as of March 31, 2012	$99,590	$(72,584)	$(990)	$26,016

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
The following table presents the significant items by operating segment for the results of operations for the three-month periods ended March 31, 2012 and 2011:

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
March 31, 2012
Net sales	$256,326	$92,233	$84,568	$140,866	$—	$573,993
Segment income (loss)	55,276	17,877	23,308	28,095	(10,247)	114,309
Interest expense, net						(4,371)
Income before income taxes						109,938
Depreciation and amortization	7,862	5,067	3,143	3,988	617	20,677
Capital expenditures	1,345	954	826	1,747	462	5,334

March 31, 2011
Net sales	$250,230	$99,706	$79,339	$135,467	$—	$564,742
Segment income (loss)	65,120	17,330	22,750	25,918	(14,399)	116,719
Interest expense, net						(6,101)
Income before income taxes						110,618
Depreciation and amortization	8,437	5,442	3,492	4,532	569	22,472
Capital expenditures	3,275	544	473	994	232	5,518

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)		Long-Lived Assets (2)
	Three Months Ended March 31,		March 31,
	2012	2011	2012	2011
United States	$253,778	$220,280	$101,357	$106,198
China	38,285	73,097	19,168	11,810
Germany	49,167	51,473	51,814	58,245
Italy	25,728	29,605	9,721	12,122
Denmark (3)	5,742	6,519	93,005	110,398
Other countries	201,293	183,768	146,985	177,604
Total	$573,993	$564,742	$422,050	$476,377
________________________________________

(1)	Net sales are attributed to countries based on location of customer.

(2)	Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)	Majority of this country's sales are shipped outside of the home country where the product is produced.

One customer accounted for ten percent of total consolidated net sales in the three months ended March 31, 2012 and

2011, respectively.

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
Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors. Readers should bear in mind that past experience is never a perfect guide to anticipating actual future results. Risk factors affecting the Company's forward-looking statements include, but are not limited to, the following: general, worldwide economic conditions, the level of interest rates, crude oil prices, commercial and consumer confidence, and currency exchange rates; specific economic conditions in the agriculture, construction, road building, turf care, material handling and specialty vehicle markets and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's businesses; the ability of the Company to win new programs and maintain existing programs with its original equipment manufacturer (OEM) customers; the highly competitive nature of the markets for the Company's products as well as pricing pressures that may result from such competitive conditions; the continued operation and viability of the Company's significant customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; the effectiveness of the Company's cost-management and productivity improvement efforts; the Company's ability to manage its business effectively in a period of slowing growth in sales and its capacity to make necessary adjustments to changes in demand for its products; competing technologies and difficulties entering new and expanding markets, both domestic and foreign; changes in the Company's product mix; future levels of indebtedness and capital spending; the availability of sufficient levels of cash flow from operations and credit on favorable terms, whether from Danfoss A/S, the Company's majority stockholder, or from the capital markets or traditional credit sources to enable the Company to meet its capital needs; claims, including, without limitation, warranty claims, field recall claims, product liability claims, charges or dispute resolutions; the ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials in product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment, especially in light of the persistence of tight credit markets; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; credit market disruptions and significant changes in capital market liquidity and funding costs affecting the Company and its customers and suppliers; sovereign debt crises, in Europe or elsewhere, and the reaction of other nations to such crises; energy prices; the impact of new or changed tax and other legislation and regulations in jurisdictions in which the Company and its affiliates operate, including regulations affecting retirement and health care benefits provided to Company employees; actions by the U.S. Federal Reserve Board and the central banks of other nations, including heightened capital requirements imposed on Chinese banks; actions by other regulatory agencies, including those taken in response to the global credit crisis; actions by credit rating agencies; changes in accounting standards; worldwide political stability, including developments in the Middle East; the effects of terrorist activities and resulting political or economic instability; natural catastrophes; U.S. and NATO military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.
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

Executive Summary — Three Months Ended March 31, 2012

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's first quarter 2012 and 2011 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended March 31, 2011	Currency Fluctuation	Underlying Change	Three Months Ended March 31, 2012
Net sales	$564.7	$(7.2)	$16.5	$574.0
Gross profit	189.3	(4.0)	4.9	190.2
% of Sales	33.5%			33.1%

Selling, general and administrative and Other	54.0	(1.1)	7.1	60.0
Research & development	14.1	(0.4)	2.6	16.3
Total operating costs	68.1	(1.5)	9.7	76.3
Income from operations	$121.2	$(2.5)	$(4.8)	$113.9
% of Sales	21.5%			19.8%

Net sales for the first quarter 2012 increased 3 percent over the first quarter 2011, excluding the effects of currency. Excluding the impacts of currency, sales increased 16 percent in the Americas and 5 percent in Europe, while sales decreased 31 percent in Asia-Pacific. Sales in the Controls segment were up 9 percent, followed by increases of 5 percent in the Stand-Alone Businesses segment and 3 percent in the Propel segment. Sales in the Work Function segment decreased by 5 percent.

The reduction in income from operations was driven by a 14 percent increase in operating costs, excluding the impacts of currency. Total selling, general and administrative costs increased by 13 percent, while research and development costs increased by 18 percent.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Agriculture/Turf Care	$11.4	8%	$1.0	22%	$3.1	5%	$15.5	7%
Construction/Road Building	5.8	15	(24.1)	(44)	2.9	7	(15.4)	(11)
Specialty	5.6	27	(2.3)	(27)	2.6	4	5.9	6
Distribution	17.1	34	(8.0)	(20)	1.4	5	10.5	9

Agriculture/Turf Care

Sales into the agriculture/turf care market remained strong in the first quarter of 2012 resulting in a 7 percent increase compared to the same period in 2011. Agricultural sales in the Americas continue to benefit from historically high commodity prices, while sales in Brazil continue to be driven by a strong sugar-cane market. Agricultural sales in Europe also benefited from high commodity prices. Sales in the turf care market showed moderate improvement due to growing consumer confidence. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales in the construction/road building markets increased in the Americas and Europe, while the Asia-Pacific region experienced a sharp reduction in sales during the first quarter of 2012 compared to the first quarter of 2011. Sales in the Americas and Europe benefited from increased demand as a result of renewed investments in aging rental fleets despite depressed residential construction markets and limited spending by state and local governments due to budget constraints. The sales decline in the Asia-Pacific region was largely due to reduced demand for rollers and transit mixers in China, as well as credit restrictions imposed by the Chinese government.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Sales in the Americas benefited from increased demand for aerial lifts and renewed investments in aging rental fleets, as well as a strong overall market in Brazil. Sales in Europe improved due to increased demand for telehandlers, aerial lifts, and forklifts, as well as strengthening marine markets. Sales in the Asia-Pacific region declined largely due to a saturated railway carrier market and suspended infrastructure programs in China, as well as credit restrictions imposed by the Chinese government.

Distribution

Products related to all of the above markets are also sold to distributors, who then serve smaller OEMs.

Business Segment Results

The following discussion of operating results by reportable segment relates to information as presented in Note 10 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. Propel products include hydrostatic transmissions and related products that transmit power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and hydraulic integrated circuits, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of the vehicle, but are marketed under their own names and are managed as stand-alone businesses.

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended March 31, 2011	Currency Fluctuation	Underlying Change	Three Months Ended March 31, 2012
Net sales
Propel	$250.2	$(1.1)	$7.2	$256.3
Work Function	99.7	(3.0)	(4.5)	92.2
Controls	79.3	(1.8)	7.1	84.6
Stand-Alone Businesses	135.5	(1.3)	6.7	140.9

Segment income (loss)
Propel	$65.1	$(1.0)	$(8.8)	$55.3
Work Function	17.3	(1.3)	1.9	17.9
Controls	22.8	(0.9)	1.4	23.3
Stand-Alone Businesses	25.9	(0.1)	2.3	28.1
Global Services and other expenses, net	(14.4)	0.9	3.3	(10.2)

Propel Segment

The Propel segment experienced a 3 percent increase in sales, excluding the effects of currency fluctuations, during the first quarter 2012 compared to 2011. Segment income decreased by $8.8 million during the quarter when compared to the same period in 2011, excluding the effects of currency, partially due to a 2 percentage point decrease in contribution margin due to a change in customer mix and higher material costs. Total operating costs increased by $4.6 million, with research & development costs experiencing the largest increase at $1.4 million.

Work Function Segment

The Work Function segment experienced a 5 percent decrease in sales and a $1.9 million increase in segment income during the first quarter of 2012 when compared with the same period in 2011, excluding the effects of currency fluctuations. Contributing to the increase in segment income was a 5 percentage point increase in contribution margin largely due to improved production efficiency.

Controls Segment

Net sales in the Controls segment increased 9 percent during the first quarter of 2012 compared with the same period in 2011, excluding the effects of currency fluctuations. Segment income increased $1.4 million primarily due to higher sales volumes. The positive impact of increased sales was partially offset by a $1.4 million increase in operating costs.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a $2.3 million increase in segment income during the first quarter of 2012 compared with the same period in 2011, excluding the effects of currency fluctuations, primarily due to a 5 percent increase in sale volume. The positive impact of these items was partially offset by a $1.8 million increase in operating costs.

Global Services and other expenses, net

Costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses decreased $3.3 million, excluding the impacts of currency. The Company recognized a gain on foreign currency transactions of $0.2 million during the first quarter of 2012 compared to a loss of $5.0 million during the same period in 2011, which is reported as other, net in nonoperating income (expense) on the consolidated statements of operations. The positive impact of foreign currency transactions was partially offset by a $0.7 million increase in incentive plan costs.

Income Taxes

The Company's effective tax rate was 29.1 percent for the first quarter of 2012 compared to 23.6 percent for the same period in 2011. The increase in the tax rate is partly attributable to the fact that the valuation allowances in Denmark were reversed during 2011 and, therefore, 2012 Danish earnings are no longer benefited by the reversal of valuation allowances. As most of the valuation allowances have now been reversed, the Company's tax rate should return to a more normal rate. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Order Backlog

The following table shows the Company's order backlog at March 31, 2012 and 2011 and orders written in the three-month periods ended March 31, 2012 and 2011, separately identifying the impact of currency fluctuations.

(in millions)	2011	Currency Fluctuation	Underlying Change	2012
Backlog at March 31	$965.3	$(17.1)	$(15.2)	$933.0
Orders written	695.2	(5.6)	(130.5)	559.1

Total order backlog at March 31, 2012 was $933.0 million compared to $965.3 million at March 31, 2011. On a comparable basis, excluding the impact of currency fluctuation, order backlog decreased 2 percent. Decreases in order backlog in the European and Asia-Pacific regions is partially offset by an increase in the Americas. Backlog information can vary as customers alter their sales order patterns.

New sales orders written during the three-month period ended March 31, 2012 were 559.1 million, a decrease of 19 percent compared to 2011, excluding the impact of currency fluctuations.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency income of $0.2 million was recognized during the three months ended March 31, 2012, compared to expense of $5.0 million for the same period in 2011.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar weakened compared to other currencies between December 31, 2011 and March 31, 2012. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at March 31, 2012 was a net liability of $1.5 million.

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

As a result of strong cash flow and a strong balance sheet, the Company announced in March that its Board of Directors had approved a cash dividend of $0.35 per share, payable in April 2012. This is the first quarterly dividend to be paid by the Company since it suspended the payment of dividends in March 2009 in response to the recession. The Company expects to continue to generate strong cash flow and therefore plans to pay this level of dividend on a quarterly basis going forward.

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

Cash Flow from Operations

Cash provided by operations was $52.3 million during the three months ended March 31, 2012 compared to $53.3 million for the three months ended March 31, 2011. Contributing to the decrease was a $6.5 million reduction in net income, as well as a $6.3 million reduction in the change in net deferred income tax assets. The reduced cash flow related to these items was partially offset by changes in accrued liabilities, which provided an additional $9.8 million of cash during the three months ended March 31, 2012 compared to the same period in 2011. Changes in net working capital, consisting of accounts receivable, inventories, and accounts payable, used $55.3 million of cash during the three months ended March 31, 2012 compared to $59.0 million during the same period in 2011.

Cash Used in Investing Activities

Cash used in investing activities totaled $34.3 million for the three months ended March 31, 2012 compared to $7.6 million for the three months ended March 31, 2011. The Company invested $29.0 million of excess cash with related persons during the three months ended March 31, 2012 compared to $2.3 million during the same period in 2011. The portion of the cash deposited with Danfoss A/S, classified on the consolidated balance sheets as cash deposited with related persons, may be offset against the term loan outstanding under the Danfoss Agreement if Danfoss A/S were not able to repay the cash. Capital expenditures during the period were $5.3 million compared to $5.5 million during the same period in 2011.

Cash Used in Financing Activities

Net repayment of borrowings used $0.1 million of cash during the three months ended March 31, 2012 compared to $50.6 million during the three months ended March 31, 2011. The Company makes varying distributions to its noncontrolling interest partners from its joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $3.0 million during the three months ended March 31, 2012 compared to $3.5 million during the same period in 2011.

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

Recently Adopted Accounting Principles —

In May 2011 the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company adopted this guidance as of January 1, 2012 with no impact on the consolidated financial statements.

In June 2011 the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

In September 2011 the FASB issued amendments to the guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the fourth quarter of each year. The adoption of this updated authoritative guidance is not expected to have an impact on the consolidated financial statements.

Outlook

Although sales in the Americas have remained strong, Company management expects flat to moderate sales increase, up to 10 percent, in 2012 compared to 2011 due to uncertainty regarding the European economy and the weak Chinese market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
________________________________________

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2012.

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

Sauer-Danfoss Inc.

		By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date:	May 3, 2012