Form 10-Q/A
period 2012-03-31
SAUER DANFOSS INC
filed 2012-06-07
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)

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
Yes ☐ No ☒

As of June 6, 2012, 48,454,417 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Explanatory Note

Sauer-Danfoss Inc. (the "Company") is filing this Amendment No. 1 (this "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 3, 2012 (the "Form 10-Q") for the sole purpose of furnishing the Interactive Data File that was inadvertently omitted from Exhibit 101 when the Form 10-Q was filed due to a transmission error associated with the EDGAR filing software used by the Company. Except to update the number of shares outstanding as of the latest practicable date on the cover page, no other changes to the Form 10-Q have been made in this Form 10-Q/A.

This Form 10-Q/A speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q, except with respect to the number of shares outstanding set forth on the cover page. This Form 10-Q/A consists solely of the preceding cover page, this Explanatory Note, Part II--Other Information, the signature page, and the exhibits identified in Part II.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).*
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
________________________________________

*	Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed on May 3, 2012.

**	Furnished herewith.

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

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, shall be deemed not filed for purposes of Section 18 of the Exchange Act or Section 34(b) of the Investment Company Act, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sauer-Danfoss Inc.

		By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date:	June 7, 2012

3