Form 10-Q
period 2012-06-30
SAUER DANFOSS INC
filed 2012-08-02
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes ☐ No ☒

As of August 1, 2012, 48,457,461 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$518,787	$563,317	$1,092,780	$1,128,059
Cost of sales	346,766	372,734	730,529	748,217
Gross profit	172,021	190,583	362,251	379,842
Selling, general and administrative	58,960	57,663	119,005	111,919
Research and development	16,367	15,555	32,663	29,650
Other	(29)	49	(17)	(261)
Total operating expenses	75,298	73,267	151,651	141,308
Income from operations	96,723	117,316	210,600	238,534
Nonoperating income (expense):
Interest expense, net	(4,047)	(5,774)	(8,418)	(11,875)
Loss on early retirement of debt	—	(899)	—	(899)
Other, net	776	362	1,208	(4,137)
Nonoperating expenses, net	(3,271)	(6,311)	(7,210)	(16,911)
Income before income taxes	93,452	111,005	203,390	221,623
Income tax expense	(27,765)	(25,052)	(59,704)	(51,135)
Net income	65,687	85,953	143,686	170,488
Net income attributable to noncontrolling interest, net of tax	(9,279)	(11,078)	(22,484)	(25,059)
Net income attributable to Sauer-Danfoss Inc.	$56,408	$74,875	$121,202	$145,429
Net income per common share, basic	$1.17	$1.55	$2.50	$3.00
Net income per common share, diluted	$1.16	$1.54	$2.50	$3.00
Weighted average basic shares outstanding	48,410,917	48,399,816	48,409,305	48,398,196
Weighted average diluted shares outstanding	48,480,667	48,480,360	48,480,702	48,479,310

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$65,687	$85,953	$143,686	$170,488
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35,734)	8,375	(21,574)	30,498
Pension and postretirement plan adjustments	1,362	994	1,839	943
Unrealized gains (losses) on hedging activities	(1,443)	1,039	288	2,492
Other comprehensive income (loss)	(35,815)	10,408	(19,447)	33,933
Comprehensive income	29,872	96,361	124,239	204,421
Comprehensive income attributable to noncontrolling interest	(11,120)	(12,168)	(21,850)	(26,366)
Comprehensive income attributable to Sauer-Danfoss Inc.	$18,752	$84,193	$102,389	$178,055

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$77,773	$72,560
Cash deposited with related persons	286,014	178,727
Accounts receivable (net of allowances of $4,331 and $4,361 in 2012 and 2011, respectively)	276,529	215,978
Inventories	183,283	217,710
Other current assets	86,637	75,868
Total current assets	910,236	760,843

Property, Plant and Equipment (net of accumulated depreciation of $792,960 and $779,449 in 2012 and 2011, respectively)	333,031	367,844

Other Assets:
Goodwill	33,817	34,474
Other intangible assets, net	16,090	16,883
Deferred income taxes	88,235	90,512
Other	7,797	7,700
Total other assets	145,939	149,569
Total Assets	$1,389,206	$1,278,256

Liabilities and Stockholders' Equity
Current Liabilities:
Long-term debt due within one year	$889	$955
Accounts payable	183,383	177,996
Accrued salaries and wages	68,874	67,140
Accrued warranty	26,390	29,863
Other accrued liabilities	94,378	52,237
Total current liabilities	373,914	328,191

Long-Term Debt	196,858	199,502

Other Liabilities:
Long-term pension liability	73,900	79,717
Postretirement benefits other than pensions	31,350	31,488
Deferred income taxes	34,816	35,184
Other	23,157	26,348
Total other liabilities	163,223	172,737

Total liabilities	733,995	700,430

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2012 and 2011; issued and outstanding 48,451,417 in 2012 and 48,432,860 in 2011	485	484
Additional paid-in capital	335,357	335,337
Retained earnings	231,715	144,424
Accumulated other comprehensive income (loss)	(11,640)	7,173
Total Sauer-Danfoss Inc. stockholders' equity	555,917	487,418
Noncontrolling interest	99,294	90,408
Total stockholders' equity	655,211	577,826

Total Liabilities and Stockholders' Equity	$1,389,206	$1,278,256
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
December 31, 2011	48,432,860	$484	$335,337	$144,424	$7,173	$90,408	$577,826
Comprehensive income:
Net income	—	—	—	121,202	—	22,484	143,686
Other comprehensive loss	—	—	—	—	(18,813)	(634)	(19,447)
Performance units vested	5,057	—	—	—	—	—	—
Restricted stock grant	13,500	1	(1)	—	—	—	—
Minimum tax withholding settlement	—	—	(114)	—	—	—	(114)
Restricted stock compensation	—	—	135	—	—	—	135
Noncontrolling interest distribution	—	—	—	—	—	(12,964)	(12,964)
Cash dividends declared ($.70 per share)	—	—	—	(33,911)	—	—	(33,911)
June 30, 2012	48,451,417	$485	$335,357	$231,715	$(11,640)	$99,294	$655,211

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$143,686	$170,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,212	45,312
Loss on early retirement of debt	—	899
Change in deferred income taxes	4,541	14,832
Other	118	(261)
Changes in operating assets and liabilities
Accounts receivable, net	(66,007)	(50,483)
Inventories	29,231	(14,963)
Other current assets	(13,488)	(9,531)
Accounts payable	9,618	5,810
Accrued liabilities	18,363	5,969
Other	(332)	1,085
Net cash provided by operating activities	166,942	169,157

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,707)	(14,052)
Proceeds from sale of property, plant and equipment	209	1,159
Advances to related persons	(114,921)	(4,242)
Net cash used in investing activities	(127,419)	(17,135)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	—	(27,988)
Net repayments on revolving credit facility	—	(51,026)
Repayments of long-term debt	(600)	(605)
Cash dividends	(16,953)	—
Distributions to noncontrolling interest partners	(12,964)	(10,135)
Net cash used in financing activities	(30,517)	(89,754)

Effect of Exchange Rate Changes on Cash	(3,793)	4,490

Cash and Cash Equivalents:
Net increase during the period	5,213	66,758
Beginning balance	72,560	44,039
Ending balance	$77,773	$110,797

Supplemental Cash Flow Disclosures:
Interest paid	$8,959	$11,089
Income taxes paid	$39,613	$34,497
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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and six-month periods ended June 30, 2012 and 2011:

	June 30, 2012			June 30, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$56,408	48,410,917	$1.17	$74,875	48,399,816	$1.55
Effect of dilutive securities:
Restricted stock	—	16,349	—	—	11,283	—
Performance units	—	53,401	(0.01)	—	69,261	(0.01)
Diluted net income	$56,408	48,480,667	$1.16	$74,875	48,480,360	$1.54

Six Months
Basic net income	$121,202	48,409,305	$2.50	$145,429	48,398,196	$3.00
Effect of dilutive securities:
Restricted stock	—	16,384	—	—	10,233	—
Performance units	—	55,013	—	—	70,881	—
Diluted net income	$121,202	48,480,702	$2.50	$145,429	48,479,310	$3.00

3)    Restructuring —

In 2011 the Company announced its plans to restructure its European sales organization to establish a distributor organization to serve smaller customers. Costs related to the reorganization are included in the Global Services segment and totaled $507 and $746 in the three and six months ended June 30, 2012, which are included in selling, general and administrative expenses.

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the six months ended June 30, 2012.

	Employee Termination Costs	Professional Fees	Accelerated Depreciation	Total
Balance as of December 31, 2011	$4,180	$483	$—	$4,663
Charges to Expense	—	239	—	239
Payments made / Other	—	(722)	—	(722)
Balance as of March 31, 2012	$4,180	$—	$—	$4,180
Charges to Expense	—	460	47	507
Payments made / Other	—	(460)	(47)	(507)
Balance as of June 30, 2012 (1)	$4,180	$—	$—	$4,180

Cumulative charges incurred	$4,180	$1,182	$47	$5,409
(1) The $4,180 of accrued employee termination costs are expected to be paid through 2013.

4)    Inventories —

The composition of inventories is as follows:

	June 30, 2012	December 31, 2011
Raw materials	$90,180	$101,069
Work in progress	43,511	50,455
Finished goods and parts	72,068	87,846
LIFO allowance	(22,476)	(21,660)
Total	$183,283	$217,710

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

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	June 30, 2012	December 31, 2011
Assets:
Foreign exchange swaps (not designated as hedging instruments)	Other current assets	$244	$494
Liabilities:
Forward contracts (designated as hedging instruments)	Other accrued liabilities	$3,177	$3,809
Forward contracts (designated as hedging instruments)	Other liabilities	452	129
Total liabilities		$3,629	$3,938

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

The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	June 30, 2012	December 31, 2011
U.S. dollar	58,320	50,550
Euro	15,600	8,250

Changes in the fair value of forward contracts designated as hedging instruments are recognized as a component of net income or accumulated other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in accumulated other comprehensive income. The amount of loss, net of tax, recorded as a component of accumulated other comprehensive income related to forward contracts was $2,433 and $2,721 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 the Company expects to reclassify $2,070 of loss, net of tax, on forward contracts from accumulated other comprehensive income to net income during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into net income for the three and six months ended June 30, 2012 and 2011:

Statement of Operations Classification	June 30, 2012	June 30, 2011
Three months ended
Net Sales	$(631)	$133
Other, net	(10)	22
	$(641)	$155
Six months ended
Net Sales	$(1,138)	$(25)
Other, net	157	233
	$(981)	$208

Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other, net on the consolidated statements of operations. There was no significant hedge ineffectiveness in the three and six months ended June 30, 2012 and 2011.

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

The following table summarizes the amount of gain (loss) related to foreign exchange swaps recognized in the statements of operations for the three and six months ended June 30, 2012 and 2011:

Statement of Operations Classification	June 30, 2012	June 30, 2011
Three months ended
Other, net	$339	$481
Six months ended
Other, net	$(242)	$168

6)    Related Person Transactions —

At June 30, 2012 the Company can borrow up to $300,000 under a term loan and revolving credit facility with Danfoss A/S, the Company's majority stockholder. Two term loans of approximately $200,000 ($140,000 and 45,000 euro) were outstanding at June 30, 2012 and December 31, 2011. There were no principal amounts outstanding under the revolving credit facility at June 30, 2012 or December 31, 2011. The Company incurred interest expense of $4,498 and $9,106 for the three and six months ended June 30, 2012, respectively, and $5,768 and $11,554 for the three and six months ended June 30, 2011, respectively, related to the debt with Danfoss A/S.
In June 2011 upon the request of the Company, the borrowing capacity of the revolving credit facility was reduced to approximately $150,000 ($125,000 and 20,000 euro). As a result of the reductions in borrowing capacity the Company recognized $899 of loss on early retirement of debt in the three and six months ended June 30, 2011 due to the write-off of unamortized deferred financing costs. In September 2011 the borrowing capacity was further reduced to approximately $100,000 ($75,000 and 20,000 euro)
In August 2011 the Company entered into an Agreement with Danfoss A/S, the Company's majority stockholder, to loan excess cash to Danfoss A/S at the EURIBOR or LIBOR rate plus 0.25%. The cash deposited with Danfoss A/S was $271,003 and $168,450, at June 30, 2012 and December 31, 2011, respectively. The Company had four deposits of cash with Danfoss A/S at June 30, 2012 with a weighted average interest rate of 0.60% and terms ranging from 6 to 28 days. The Company recorded interest income of $371 and $722 during the three and six months ended June 30, 2012, respectively, related to this agreement.
In October 2010 the Company entered into an Agreement with Daikin Industries Ltd., a noncontrolling interest owner in an entity consolidated by the Company, to loan excess cash or borrow funds on a daily basis as needed. The cash deposited with Daikin was $15,011 and $10,277 at June 30, 2012 and December 31, 2011, respectively. Interest is earned based on short term financing rates and was $16 and $27 during the three and six months ended June 30, 2012, respectively, and $8 and $10 during the three and six months ended June 30, 2011, respectively, related to this agreement.
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

The following table presents the changes in the Company's accrued warranty liability:

	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$29,863	$28,183
Payments	(8,179)	(6,455)
Accruals for warranties	5,309	5,796
Currency impact	(603)	1,306
Balance, end of period	$26,390	$28,830

8)    Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and six months ended June 30, 2012 and 2011 for the defined benefit plans consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$883	$947	$2,081	$1,957
Interest cost	1,939	3,301	6,269	6,556
Expected return on plan assets	(1,680)	(3,293)	(6,036)	(6,457)
Amortization of prior service cost	(62)	(71)	(136)	(138)
Amortization of net loss	1,217	912	2,742	1,967
Net periodic pension expense	$2,297	$1,796	$4,920	$3,885

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$44	$46	$94	$96
Interest cost	284	679	634	1,329
Amortization of prior service cost	(390)	(32)	(765)	(64)
Amortization of net loss	378	445	903	927
Postretirement benefit expense	$316	$1,138	$866	$2,288

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

9)    Other Comprehensive Income —

The following table shows the tax and exchange rate effects of amounts allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011.

	Change in Period	Tax (Expense) Benefit	Effect of Exchange Rates	Net Change
Three Months Ended June 30, 2012
Foreign currency translation	$(35,734)	$—	$—	$(35,734)
Pension and postretirement plan adjustment	1,149	(430)	643	1,362
Unrealized gains on hedging activities	(2,021)	430	148	(1,443)
Other comprehensive income (loss)	$(36,606)	—	$791	$(35,815)
Three Months Ended June 30, 2011
Foreign currency translation	$8,375	$—	$—	$8,375
Pension and postretirement plan adjustment	1,685	(630)	(61)	994
Unrealized gains on hedging activities	1,194	(136)	(19)	1,039
Other comprehensive income (loss)	$11,254	$(766)	$(80)	$10,408
Six Months Ended June 30, 2012
Foreign currency translation	$(21,574)	$—	$—	$(21,574)
Pension and postretirement plan adjustment	2,757	(1,032)	114	1,839
Unrealized gains on hedging activities	210	28	50	288
Other comprehensive income (loss)	$(18,607)	$(1,004)	$164	$(19,447)
Six Months Ended June 30, 2011
Foreign currency translation	$30,498	$—	$—	$30,498
Pension and postretirement plan adjustment	2,687	(1,007)	(737)	943
Unrealized gains on hedging activities	2,824	(310)	(22)	2,492
Other comprehensive income (loss)	$36,009	$(1,317)	$(759)	$33,933

The changes in accumulated other comprehensive income (loss), excluding non-controlling interest, for the six months ended June 30, 2012 is as follows:

	Foreign Currency Translation	Pension/ Postretirement Plan Adjustment	Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2012	$82,955	$(73,061)	$(2,721)	$7,173
Current period other comprehensive income (loss)	(20,940)	1,839	288	(18,813)
Balance as of June 30, 2012	$62,015	$(71,222)	$(2,433)	$(11,640)

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
The following table presents the significant items by reportable segment for the results of operations for the three and six-month periods ended June 30, 2012 and 2011:

Three months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
June 30, 2012
Net sales	$233,373	$83,075	$84,899	$117,440	$—	$518,787
Segment income (loss)	49,522	13,773	22,285	22,551	(10,632)	97,499
Interest expense, net						(4,047)
Income before income taxes						93,452
Depreciation and amortization	7,931	5,108	3,248	3,879	369	20,535
Capital expenditures	2,163	1,518	1,018	2,065	609	7,373

June 30, 2011
Net sales	$249,960	$105,776	$88,663	$118,918	$—	$563,317
Segment income (loss)	61,531	19,409	25,576	20,495	(9,333)	117,678
Interest expense, net						(5,774)
Loss on early retirement of debt						(899)
Income before income taxes						111,005
Depreciation and amortization	8,543	5,688	3,547	4,503	559	22,840
Capital expenditures	4,245	371	1,239	1,958	721	8,534

Six months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
June 30, 2012
Net sales	$489,699	$175,308	$169,467	$258,306	$—	$1,092,780
Segment income (loss)	104,798	31,650	45,593	50,646	(20,879)	211,808
Interest expense, net						(8,418)
Income before income taxes						203,390
Depreciation and amortization	15,793	10,175	6,391	7,867	986	41,212
Capital expenditures	3,508	2,472	1,844	3,812	1,071	12,707

June 30, 2011
Net sales	$500,190	$205,482	$168,002	$254,385	$—	$1,128,059
Segment income (loss)	126,651	36,739	48,326	46,413	(23,732)	234,397
Interest expense, net						(11,875)
Loss on early retirement of debt						(899)
Income before income taxes						221,623
Depreciation and amortization	16,980	11,130	7,039	9,035	1,128	45,312
Capital expenditures	7,520	915	1,712	2,952	953	14,052

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2012	2011	2012	2011	2012	2011
United States	$236,925	$209,154	$490,703	$429,434	$98,375	$103,179
China	31,876	60,413	70,161	133,510	17,784	14,187
Germany	43,532	54,094	92,699	105,567	47,054	56,632
Denmark (3)	5,108	5,559	10,850	12,078	85,715	106,798
Other countries	201,346	234,097	428,367	447,470	141,807	185,113
Total	$518,787	$563,317	$1,092,780	$1,128,059	$390,735	$465,909
________________________________________

(1)	Net sales are attributed to countries based on location of customer.

(2)	Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)	Majority of this country's sales are shipped outside of the home country where the product is produced.

One customer accounted for ten percent of total consolidated net sales for the three and six-month periods ended June 30, 2012. No customer accounted for ten percent of total consolidated net sales for the three and six month periods ended June 30, 2011

11)    Subsequent Event —

In July 2012, upon the request of the Company, the borrowing capacity of the revolving credit facility with Danfoss A/S, was reduced to $0. As a result of the reductions in the borrowing capacity the Company will recognize $325 of loss on early retirement of debt due to the write-off of unamortized deferred financing costs in the three months ended September 30, 2012. The was no change to the amount of the term loan outstanding with Danfoss A/S.

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

Executive Summary — Three Months Ended June 30, 2012

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's second quarter 2012 and 2011 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended June 30, 2011	Currency Fluctuation	Underlying Change	Three Months Ended June 30, 2012
Net sales	$563.3	$(25.3)	$(19.2)	$518.8
Gross profit	190.6	(9.6)	(9.0)	172.0
% of Sales	33.8%			33.2%

Selling, general and administrative and Other	57.7	(3.7)	5.0	59.0
Research & development	15.6	(1.1)	1.8	16.3
Total operating costs	73.3	(4.8)	6.8	75.3
Income from operations	$117.3	$(4.8)	$(15.8)	$96.7
% of Sales	20.8%			18.6%

Net sales for the second quarter 2012 decreased 3 percent compared to the second quarter 2011, excluding the effects of currency. Excluding the impacts of currency, sales increased 12 percent in the Americas, while sales decreased 26 percent in Asia-Pacific and 10 percent in Europe. Sales in the Controls and Stand-Alone Businesses segments increased 2 percent, while sales in the Work Function and Propel segments decreased by 14 percent and 4 percent, respectively.

Income from operations decreased 13 percent, excluding the impacts of currency. The reduction was driven by a 5 percent decrease in gross profit, mainly due to lower sales volume. Also contributing to the reduction was a 9 percent increase in operating costs.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Agriculture/Turf Care	$17.9	16%	$0.7	19%	$(7.9)	(11)%	$10.7	6%
Construction/Road Building	8.7	24	(14.5)	(31)	(5.4)	(12)	(11.2)	(9)
Specialty	2.8	11	(2.0)	(21)	(5.2)	(7)	(4.4)	(4)
Distribution	(0.6)	(1)	(10.3)	(26)	(3.4)	(10)	(14.3)	(10)

Agriculture/Turf Care

The agriculture/turf care markets experienced a 6 percent increase in sales in the second quarter of 2012 compared to the same period in 2011. Agricultural sales in the Americas remained strong and continue to benefit from high commodity prices, while sales in Brazil continue to be driven by a strong sugar-cane market. Sales in the turf care market showed moderate improvement due to growing consumer confidence. Agriculture and turf care sales in Europe were down due to the overall weakening of the European economy. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales in the construction/road building markets declined significantly in the Europe and Asia-Pacific regions in the second quarter of 2012 compared to the same period in 2011, which more than offset the strong sales increase in the Americas. The sales decline in the Asia-Pacific region was largely due to reduced demand for rollers and transit mixers in China. Sales in Europe were down due to reduced demand as a result of the weakening European economy. Sales in the Americas benefited from increased demand as a result of renewed investments in aging rental fleets despite depressed residential construction markets and limited spending by state and local governments due to budget constraints.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Overall sales into the specialty vehicle market decreased 4 percent in the second quarter of 2012 compared to the same period in 2011. Sales in Europe declined due to weakening forestry and mining markets despite continued strong demand for telehandlers and aerial lifts. Sales in the Asia-Pacific region declined largely due to a saturated railway carrier market and suspended infrastructure programs in China. Sales in the Americas benefited from increased demand for aerial lifts and renewed investments in aging rental fleets.

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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended June 30, 2011	Currency Fluctuation	Underlying Change	Three Months Ended June 30, 2012
Net sales
Propel	$249.9	$(7.7)	$(8.8)	$233.4
Work Function	105.8	(8.1)	(14.6)	83.1
Controls	88.7	(5.6)	1.8	84.9
Stand-Alone Businesses	118.9	(3.9)	2.4	117.4

Segment income (loss)
Propel	$61.5	$(2.0)	$(10.1)	$49.4
Work Function	19.4	(2.1)	(3.5)	13.8
Controls	25.6	(1.6)	(1.7)	22.3
Stand-Alone Businesses	20.5	(0.4)	2.5	22.6
Global Services and other expenses, net	(9.3)	0.8	(2.1)	(10.6)

Propel Segment

The Propel segment experienced a 4 percent decrease in sales, excluding the effects of currency fluctuations, during the second quarter 2012 compared to 2011 largely due to weakened economic conditions in China. Segment income decreased by $10.1 million during the quarter when compared to the same period in 2011, excluding the effects of currency, due to reduced sales volume, higher material costs and a change in customer mix. Also contributing to the reduction in segment income was a $4.6 million increase in operating costs, partially due to the Company's continued investments in China as part of its long-term growth strategy.

Work Function Segment

The Work Function segment experienced a 14 percent decrease in sales during the second quarter of 2012 when compared with the same period in 2011, excluding the effects of currency fluctuations. The decrease in sales was largely due to the weakened European economy. Segment income decreased $3.5 million primarily due to reduced sales volume. Partially offsetting the negative impact of reduced sales was a 3 percentage point increase in contribution margin, which was driven by higher margins on export sales from Europe to the United States due to the strengthening of the U.S. dollar.

Controls Segment

Net sales in the Controls segment increased 2 percent during the second quarter of 2012 compared with the same period in 2011, excluding the effects of currency fluctuations. Segment income decreased $1.7 million due to a 2 percentage point reduction in contribution margin largely due to a change in product and customer mix, as well as a $1.5 million increase in operating costs.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a 2 percent increase in sales during the second quarter of 2012 compared with the same period in 2011, excluding the effects of currency fluctuations. Segment income increased $2.5 million primarily due to increased sales volume, as well as fixed production cost reductions of $0.9 million.

Global Services and other expenses, net

Costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $2.1 million, excluding the impacts of currency. The Company incurred restructuring costs of $0.5 million related to the reorganization of the European sales organization during the second quarter of 2012, as well as increased incentive plan costs of $0.8 million during the quarter when compared to the same period in 2011. Partially offsetting the negative impact of increased costs was the fact that the Company recognized a gain on foreign currency transactions of $0.3 million during the second quarter of 2012 compared to a loss of $0.2 million during the same period in 2011, which is reported as other, net in nonoperating income (expense) on the consolidated statements of operations.

Income Taxes

The Company's effective tax rate was 29.7 percent for the second quarter of 2012 compared to 22.6 percent for the same period in 2011. The increase in the tax rate is partly attributable to the fact that the valuation allowances in Denmark were reversed during 2011 and, therefore, 2012 Danish earnings are no longer benefited by the reversal of valuation allowances. As most of the valuation allowances have now been reversed, the Company's tax rate is returning to a more normal rate. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Six Months Ended June 30, 2012

The following table summarizes the Company's results from operations, separately identifying the impact of currency fluctuations for the six months ended June 30, 2012 and 2011. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Six Months Ended June 30, 2011	Currency Fluctuation	Underlying Change	Six Months Ended June 30, 2012
Net sales	$1,128.1	$(32.9)	$(2.4)	$1,092.8
Gross profit	379.8	(13.5)	(4.0)	362.3
% of Sales	33.7%			33.2%

Selling, general and administrative and Other	111.9	(4.9)	12.0	119.0
Research & development	29.7	(1.4)	4.4	32.7
Other	(0.3)	0.1	0.2	—
Total operating costs	141.3	(6.2)	16.6	151.7
Income from operations	$238.5	$(7.3)	$(20.6)	$210.6
% of Sales	21.1%			19.3%

Net sales for the six months ended June 30, 2012 remained level when compared to the same period in 2011, excluding the effects of currency. Excluding the impacts of currency, sales increased 14 percent in the Americas, while sales decreased 28 percent in Asia-Pacific and 3 percent in Europe. Sales in the Controls and Stand-Alone Businesses segments were up 5 percent and 4 percent, respectively. These increases were offset by a 9 percent decrease in the Work Function segment, while sales in the Propel segment remained level compared to the same period in 2011.

The reduction in income from operations was driven by a 12 percent increase in operating costs, excluding the impacts of currency. Total selling, general and administrative costs increased by 11 percent, while research and development costs increased by 15 percent.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Agriculture/Turf Care	$29.3	12%	$1.6	19%	$(4.7)	(3)%	$26.2	7%
Construction/Road Building	15.4	21	(38.5)	(38)	(2.6)	(3)	(25.7)	(10)
Specialty	7.6	17	(4.3)	(24)	(2.4)	(2)	0.9	—
Distribution	16.4	14	(18.2)	(23)	(2.0)	(3)	(3.8)	(1)

Agriculture/Turf Care

Sales into the agriculture/turf care market remained strong in the six months ended June 30, 2012 resulting in a 7 percent increase compared to the same period in 2011. Agricultural sales in the Americas continue to benefit from high commodity prices, while sales in Brazil continue to be driven by a strong sugar-cane market. Sales in the turf care market showed moderate improvement due to growing consumer confidence. Agricultural sales in Europe also benefited from high commodity prices early in the year, while sales declined in recent months due to a weakening European economy. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales in the construction/road building markets declined significantly in the Asia-Pacific region during the six months ended June 30, 2012 compared to the same period in 2011, which more than offset the strong increase in the Americas. Sales in Europe experienced a moderate decline. The sales decline in the Asia-Pacific region was largely due to reduced demand for rollers and transit mixers in China, as well as credit restrictions imposed by the Chinese government. Sales in the Americas benefited from increased demand as a result of renewed investments in aging rental fleets despite depressed residential construction markets and limited spending by state and local governments due to budget constraints. Sales in Europe were down due to a weakening European economy.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Overall sales into the specialty vehicle market remained level during the six months ended June 30, 2012 compared to the same period in 2011. Sales in the Americas showed a strong increase due to increased demand for aerial lifts driven by renewed investments in aging rental fleets. Sales in the Asia-Pacific region declined largely due to a saturated railway carrier market and suspended infrastructure programs in China, as well as credit restrictions imposed by the Chinese government. Sales in Europe declined slightly due to weakening forestry and mining markets despite continued strong demand for telehandlers and aerial lifts.

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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Six Months Ended June 30, 2011	Currency Fluctuation	Underlying Change	Six Months Ended June 30, 2012
Net sales
Propel	$500.2	$(8.9)	$(1.6)	$489.7
Work Function	205.5	(11.2)	(19.0)	175.3
Controls	168.0	(7.5)	9.0	169.5
Stand-Alone Businesses	254.4	(5.3)	9.2	258.3

Segment income (loss)
Propel	$126.7	$(2.8)	$(19.2)	$104.7
Work Function	36.7	(3.3)	(1.7)	31.7
Controls	48.3	(2.3)	(0.4)	45.6
Stand-Alone Businesses	46.4	(0.5)	4.8	50.7
Global Services and other expenses, net	(23.7)	1.0	1.8	(20.9)

Propel Segment

Sales in the Propel segment remained level during the six months ended June 30, 2012 compared to the same period in 2011, excluding the effects of currency fluctuations. Segment income decreased by $19.2 million, excluding the effects of currency, partially due to a 2 percentage point decrease in contribution margin largely due to a change in customer mix and higher material costs. Also contributing to the reduction in segment income was a $9.9 million increase in operating costs, partially due to the Company's continued investments in China as part of its long-term growth strategy. Sales & marketing costs were the largest increase at $4.2 million, followed by an increase of $2.7 million in research & development costs. Operating costs were favorably impacted by a $1.2 million reduction in incentive plan costs.

Work Function Segment

The Work Function segment experienced a 9 percent decrease in sales during the six months ended June 30, 2012 compared to the same period in 2011, excluding the effects of currency fluctuations, largely due to weakened economic conditions in Europe. Segment income decreased $1.7 million primarily due to reduced sales volume. Partially offsetting the negative impact of reduced sales was a 4 percentage point increase in contribution margin largely due to improved production efficiency, as well as higher margins on export sales from Europe to the United States due to the strengthening of the U.S. dollar.

Controls Segment

Net sales in the Controls segment increased 5 percent during the six months ended June 30, 2012 compared to the same period in 2011, excluding the effects of currency fluctuations. Increased gross profit was offset by a $3.3 million increase in operating costs, due to research & development costs increasing by $1.1 million and sales & marketing costs increasing by $1.0 million.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a 4 percent increase in sales during the six months ended June 30, 2012 compared with the same period in 2011, excluding the effects of currency fluctuations. Segment income increased $4.8 million primarily due to increased sales volume, as well as a reduction in fixed production cost reductions of $1.6 million. Partially offsetting the positive impact of increased sales and reduced fixed production costs was a $2.5 million increase in operating costs, with sales & marketing costs experiencing the largest increase at $1.4 million.

Global Services and other expenses, net

Global services and other expenses decreased $1.8 million, excluding the impacts of currency. The Company recognized a gain on foreign currency transactions of $0.5 million during the six months ended June 30, 2012 compared to a loss of $5.2 million during the same period in 2011, which is reported as other, net in nonoperating income (expense) on the consolidated statements of operations. The positive impact of foreign currency transactions was partially offset by a $1.5 million increase in incentive plan costs, as well as restructuring costs of $0.7 million related to the reorganization of the European sales organization.

Income Taxes

The Company's effective tax rate was 29.4 percent for the first six months of 2012 compared to 23.1 percent for the same period in 2011. The increase in the tax rate is partly attributable to the fact that the valuation allowances in Denmark were reversed during 2011 and, therefore, 2012 Danish earnings are no longer benefited by the reversal of valuation allowances. As most of the valuation allowances have now been reversed, the Company's tax rate is returning to a more normal rate. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Order Backlog

The following table shows the Company's order backlog at June 30, 2012 and 2011 and orders written in the six-month periods ended June 30, 2012 and 2011, separately identifying the impact of currency fluctuations.

(in millions)	2011	Currency Fluctuation	Underlying Change	2012
Backlog at June 30	$895.1	$(45.8)	$37.9	$887.2
Orders written	1,182.8	(30.5)	(99.2)	1,053.1

Total order backlog at June 30, 2012 was $887.2 million compared to $895.1 million at June 30, 2011. On a comparable basis, excluding the impact of currency fluctuation, order backlog increased 4 percent. Decreases in order backlog in the European and Asia-Pacific regions were more than offset by an increase in the Americas. Backlog levels can vary as customers alter their sales order patterns.

New sales orders written during the six-month period ended June 30, 2012 were $1,053.1 million, a decrease of 8 percent compared to 2011, excluding the impact of currency fluctuations.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency income of $0.5 million was recognized during the six months ended June 30, 2012, compared to expense of $5.2 million for the same period in 2011.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar strengthened compared to other currencies between December 31, 2011 and June 30, 2012. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at June 30, 2012 was a net liability of $3.6 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been cash flow from operations and from its credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and permitted the Company to borrow up to approximately $300 million at June 30, 2012. The Danfoss Agreement includes a term loan of approximately $200 million ($140 million and 45 million euro) that will mature in September 2015. The Credit Agreement also had a revolving credit facility that permitted borrowings of approximately $100 million ($75 million and 20 million euro) at June 30, 2012. At the Company's request the revolving credit facility was canceled in July 2012. The Company did not expect to borrow against the revolving facility due to its strong cash position and therefore canceled the facility to reduce interest expense related to commitment fees. . The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

As a result of strong cash flow and a strong balance sheet, the Company announced in March that its Board of Directors had reinstated a quarterly cash dividend. A cash dividend of $0.35 per share was declared in both the first and second quarters of 2012. The Company suspended the payment of dividends in March 2009 in response to the recession. The Company expects to continue to generate strong cash flow and therefore plans to pay this level of dividend on a quarterly basis going forward.

As the Company has significant international operations, a portion of the cash on the balance sheet is held in foreign subsidiaries. The repatriation of cash balances from certain foreign subsidiaries could have adverse tax consequences or be subject to capital controls, however, those balances are generally available without legal restrictions to fund local ordinary business operations. With few exceptions, the Company intends to reinvest these earnings permanently and, therefore, U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries. At June 30, 2012 approximately $237.4 million, or 65 percent, of the cash, cash equivalents and cash deposited with related persons is on the balance sheet of subsidiaries for which U.S. income taxes have not been provided for the undistributed earnings.

The Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future.

Cash Flow from Operations

Cash provided by operations was $166.9 million during the six months ended June 30, 2012 compared to $169.2 million for the six months ended June 30, 2011. Cash flow was negatively impacted by a $26.8 million reduction in net income, as well as a $10.3 million reduction in the change in net deferred income tax assets and a $4.1 million reduction in depreciation and amortization. In addition, changes in other current assets used an additional $4.0 million of cash during the six months ended June 30, 2012 compared to the same period in 2011. The reduced cash flow related to these items was mostly offset by changes in accrued liabilities, which provided an additional $12.4 million of cash during the six months ended June 30, 2012 compared to the same period in 2011. Changes in net working capital, consisting of accounts receivable, inventories, and accounts payable, used $27.2 million of cash during the six months ended June 30, 2012 compared to $59.6 million during the same period in 2011. The positive trend in net working capital was driven by inventory reduction efforts during the six months ended June 30, 2012.

Cash Used in Investing Activities

Cash used in investing activities totaled $127.4 million for the six months ended June 30, 2012 compared to $17.1 million for the six months ended June 30, 2011. The Company invested $114.9 million of excess cash with related persons during the period compared to $4.2 million during the same period in 2011. The portion of the cash deposited with Danfoss A/S, classified on the consolidated balance sheets as cash deposited with related persons, may be offset against the term loan outstanding under the Danfoss Agreement if Danfoss A/S were not able to repay the cash. Cash deposited with Danfoss A/S exceeds the funds borrowed from Danfoss A/S by $75.1 million. Capital expenditures during the period were $12.7 million compared to $14.1 million during the same period in 2011.

Cash Used in Financing Activities

The Company paid dividends of $17.0 million during the six months ended June 30, 2012. This was the first dividend payment since the Company suspended the payment of dividends in March 2009 in response to the recession. The Company expects to continue to generate strong cash flow and therefore plans to pay this level of dividend on a quarterly basis going forward. Net repayment of borrowings used $0.6 million of cash during the six months ended June 30, 2012 compared to $79.6 million during the six months ended June 30, 2011. The Company makes varying distributions to its noncontrolling interest partners from its joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $13.0 million during the six months ended June 30, 2012 compared to $10.1 million during the same period in 2011.

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

Outlook

Due to slowing sales growth in the Americas and market declines in Europe and the Asia-Pacific regions, Company management expects a moderate sales decrease of 5 to 10 percent in 2012 compared to 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
________________________________________

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2012.

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

Sauer-Danfoss Inc.

		By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date:	August 2, 2012