Form 10-Q
period 2012-09-30
SAUER DANFOSS INC
filed 2012-10-25
CIK 865754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☐ No ☒

As of October 24, 2012, 48,457,461 shares of Sauer-Danfoss Inc. common stock, $.01 par value, were outstanding.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$410,307	$483,297	$1,503,087	$1,611,356
Cost of sales	277,594	328,482	1,008,123	1,076,699
Gross profit	132,713	154,815	494,964	534,657
Selling, general and administrative	56,772	54,790	175,777	166,709
Research and development	15,180	16,176	47,843	45,826
Other	138	(88)	121	(349)
Total operating expenses	72,090	70,878	223,741	212,186
Income from operations	60,623	83,937	271,223	322,471
Nonoperating income (expense):
Interest expense, net	(3,592)	(5,479)	(12,010)	(17,354)
Loss on early retirement of debt	(1,254)	(277)	(1,254)	(1,176)
Other, net	1,689	1,270	2,897	(2,867)
Nonoperating expenses, net	(3,157)	(4,486)	(10,367)	(21,397)
Income before income taxes	57,466	79,451	260,856	301,074
Income tax expense	(13,559)	(19,944)	(73,263)	(71,079)
Net income	43,907	59,507	187,593	229,995
Net income attributable to noncontrolling interest, net of tax	(3,274)	(2,510)	(25,758)	(27,569)
Net income attributable to Sauer-Danfoss Inc.	$40,633	$56,997	$161,835	$202,426
Net income per common share, basic and diluted	$0.84	$1.18	$3.34	$4.18
Weighted average basic shares outstanding	48,416,895	48,405,860	48,411,854	48,400,778
Weighted average diluted shares outstanding	48,480,407	48,478,192	48,480,603	48,478,933

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$43,907	$59,507	$187,593	$229,995
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,384	(33,523)	810	(3,025)
Pension and postretirement plan adjustments	(10)	13,202	1,829	14,145
Unrealized gains (losses) on hedging activities	1,462	(3,934)	1,750	(1,442)
Other comprehensive income (loss)	23,836	(24,255)	4,389	9,678
Comprehensive income	67,743	35,252	191,982	239,673
Comprehensive income attributable to noncontrolling interest	(4,498)	(3,577)	(26,348)	(29,943)
Comprehensive income attributable to Sauer-Danfoss Inc.	$63,245	$31,675	$165,634	$209,730

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$83,081	$72,560
Cash deposited with related persons	338,566	178,727
Accounts receivable (net of allowances of $4,525 and $4,361 in 2012 and 2011, respectively)	226,814	215,978
Inventories	185,341	217,710
Other current assets	85,185	75,868
Total current assets	918,987	760,843

Property, Plant and Equipment (net of accumulated depreciation of $821,572 and $779,449 in 2012 and 2011, respectively)	331,958	367,844

Other Assets:
Goodwill	34,882	34,474
Other intangible assets, net	15,988	16,883
Deferred income taxes	92,195	90,512
Other	7,644	7,700
Total other assets	150,709	149,569
Total Assets	$1,401,654	$1,278,256

Liabilities and Stockholders' Equity
Current Liabilities:
Long-term debt due within one year	$948	$955
Accounts payable	165,064	177,996
Accrued salaries and wages	73,551	67,140
Accrued warranty	24,975	29,863
Other accrued liabilities	91,139	52,237
Total current liabilities	355,677	328,191

Long-Term Debt	178,158	199,502

Other Liabilities:
Long-term pension liability	73,185	79,717
Postretirement benefits other than pensions	31,488	31,488
Deferred income taxes	34,591	35,184
Other	24,631	26,348
Total other liabilities	163,895	172,737

Total liabilities	697,730	700,430

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2012 and 2011; issued and outstanding 48,457,461 in 2012 and 48,432,860 in 2011	485	484
Additional paid-in capital	335,371	335,337
Retained earnings	255,388	144,424
Accumulated other comprehensive income	10,972	7,173
Total Sauer-Danfoss Inc. stockholders' equity	602,216	487,418
Noncontrolling interest	101,708	90,408
Total stockholders' equity	703,924	577,826

Total Liabilities and Stockholders' Equity	$1,401,654	$1,278,256
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
December 31, 2011	48,432,860	$484	$335,337	$144,424	$7,173	$90,408	$577,826
Comprehensive income:
Net income	—	—	—	161,835	—	25,758	187,593
Other comprehensive income	—	—	—	—	3,799	590	4,389
Performance units vested	11,101	—	—	—	—	—	—
Restricted stock grant	13,500	1	(1)	—	—	—	—
Minimum tax withholding settlement	—	—	(205)	—	—	—	(205)
Restricted stock compensation	—	—	240	—	—	—	240
Noncontrolling interest distribution	—	—	—	—	—	(15,048)	(15,048)
Cash dividends declared ($1.05 per share)	—	—	—	(50,871)	—	—	(50,871)
September 30, 2012	48,457,461	$485	$335,371	$255,388	$10,972	$101,708	$703,924

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$187,593	$229,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,682	67,106
Loss on early retirement of debt	451	1,176
Change in deferred income taxes	(565)	31,544
Other	361	(349)
Changes in operating assets and liabilities
Accounts receivable, net	(10,566)	(22,906)
Inventories	32,044	(25,013)
Other current assets	(9,655)	3,247
Accounts payable	(12,709)	(1,263)
Accrued liabilities	21,603	7,342
Other	(4,594)	(7,635)
Net cash provided by operating activities	264,645	283,244

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(23,188)	(22,839)
Proceeds from sale of property, plant and equipment	1,275	1,203
Advances to related persons	(160,405)	(139,295)
Net cash used in investing activities	(182,318)	(160,931)

Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	—	(30,800)
Net repayments on revolving credit facility	—	(51,026)
Repayments of long-term debt	(20,727)	(1,438)
Borrowings of long-term debt	—	—
Payment of prepayment penalty	(803)	—
Cash dividends	(33,911)	—
Distributions to noncontrolling interest partners	(15,004)	(12,040)
Net cash used in financing activities	(70,445)	(95,304)

Effect of Exchange Rate Changes on Cash	(1,361)	(4,144)

Cash and Cash Equivalents:
Net increase during the period	10,521	22,865
Beginning balance	72,560	44,039
Ending balance	$83,081	$66,904

Supplemental Cash Flow Disclosures:
Interest paid	$13,345	$16,441
Income taxes paid	$59,840	$45,323
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

In September 2011 the FASB issued amendments to the guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the fourth quarter of each year. The adoption of this updated authoritative guidance is not expected to have an impact on the consolidated financial statements.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine-month periods ended September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Three Months
Basic net income	$40,633	48,416,895	$0.84	$56,997	48,405,860	$1.18
Effect of dilutive securities:
Restricted stock	—	18,746	—	—	11,706	—
Performance units	—	44,766	—	—	60,626	—
Diluted net income	$40,633	48,480,407	$0.84	$56,997	48,478,192	$1.18

Nine Months
Basic net income	$161,835	48,411,854	$3.34	$202,426	48,400,778	$4.18
Effect of dilutive securities:
Restricted stock	—	17,177	—	—	10,730	—
Performance units	—	51,572	—	—	67,425	—
Diluted net income	$161,835	48,480,603	$3.34	$202,426	48,478,933	$4.18

3)    Restructuring —

In 2011 the Company announced its plans to restructure its European sales organization to establish a distributor organization to serve smaller customers. Costs related to the reorganization are included in the Global Services segment and totaled $162 and $908 in the three and nine months ended September 30, 2012, respectively, which are included in selling, general and administrative expenses.

The following table summarizes the restructuring charges incurred and the activity in the accrued liability during the nine months ended September 30, 2012.

	Employee Termination Costs	Professional Fees	Accelerated Depreciation	Total
Balance as of December 31, 2011	$4,180	$483	$—	$4,663
Charges to Expense	—	239	—	239
Payments made / Other	—	(722)	—	(722)
Balance as of March 31, 2012	$4,180	$—	$—	$4,180
Charges to Expense	—	460	47	507
Payments made / Other	—	(460)	(47)	(507)
Balance as of June 30, 2012	$4,180	$—	$—	$4,180
Charges to Expense	5	81	76	162
Payments made / Other	(96)	(81)	(76)	(253)
Balance as of September 30, 2012 (1)	$4,089	$—	$—	$4,089

Cumulative charges incurred	$4,185	$1,263	$123	$5,571
(1) The $4,089 of accrued employee termination costs are expected to be paid through 2013.

4)    Inventories —

The composition of inventories is as follows:

	September 30, 2012	December 31, 2011
Raw materials	$88,574	$101,069
Work in progress	42,514	50,455
Finished goods and parts	77,154	87,846
LIFO allowance	(22,901)	(21,660)
Total	$185,341	$217,710

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

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	September 30, 2012	December 31, 2011
Assets:
Forward contracts (designated as hedging instruments)	Other current assets	$459	$—
Foreign exchange swaps (not designated as hedging instruments)	Other current assets	—	494
Total assets		$459	$494
Liabilities:
Forward contracts (designated as hedging instruments)	Other accrued liabilities	$1,853	$3,809
Foreign exchange swaps (not designated as hedging instruments)	Other accrued liabilities	154	—
Forward contracts (designated as hedging instruments)	Other liabilities	—	129
Total liabilities		$2,007	$3,938

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

The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	September 30, 2012	December 31, 2011
U.S. dollar	46,170	50,550
Euro	13,650	8,250

Changes in the fair value of forward contracts designated as hedging instruments are recognized as a component of net income or accumulated other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in accumulated other comprehensive income. The amount of loss, net of tax, recorded as a component of accumulated other comprehensive income related to forward contracts was $971 and $2,721 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 the Company expects to reclassify $971 of loss, net of tax, on forward contracts from accumulated other comprehensive income to net income during the next twelve months due to the actual fulfillment of forecasted transactions.

The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into net income for the three and nine months ended September 30, 2012 and 2011:

Statement of Operations Classification	September 30, 2012	September 30, 2011
Three months ended
Net Sales	$(1,157)	$475
Other, net	(1)	(491)
	$(1,158)	$(16)
Nine months ended
Net Sales	$(2,295)	$450
Other, net	156	(257)
	$(2,139)	$193

Any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other, net on the consolidated statements of operations. There was no significant hedge ineffectiveness in the three and nine months ended September 30, 2012 and 2011.

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

The following table summarizes the amount of loss related to foreign exchange swaps recognized in the statements of operations for the three and nine months ended September 30, 2012 and 2011:

Statement of Operations Classification	September 30, 2012	September 30, 2011
Three months ended
Other, net	$(403)	$(887)
Nine months ended
Other, net	$(645)	$(719)

6)    Related Person Transactions —

At September 30, 2012 the Company had two term loans of approximately $180,000 ($140,000 and 29,000 euro) outstanding under a term loan facility with Danfoss A/S, the Company's majority stockholder. The outstanding term loans at December 31, 2011 were approximately $200,000 ($140,000 and 45,000 euro). In September 2012 the Company paid down the term loan by approximately $20,000 (16,000 euro). The Company incurred interest expense of $4,126 and $13,232 for the three and nine months ended September 30, 2012, respectively, and $4,690 and $16,244 for the three and nine months ended September 30, 2011, respectively, related to the debt with Danfoss A/S.
In July 2012 upon the request of the Company, the borrowing capacity of the revolving credit facility with Danfoss A/S, the Company's majority stockholder, was permanently reduced to $0. In June 2011 and September 2011 upon the request of the Company, the borrowing capacity of the revolving credit facility was also reduced.
As a result of the reductions in borrowing capacity and term loan reductions the Company recognized loss on early retirement of debt of $1,254 during the three and nine months ended September 30, 2012, consisting of a prepayment penalty of $803 and $451 for the write-off off unamortized deferred financing costs. The Company recognized $277 and $1,176 of loss on early retirement of debt in the three and nine months ended September 30, 2011, respectively, due to the write-off of unamortized deferred financing costs.
In August 2011 the Company entered into an Agreement with Danfoss A/S, the Company's majority stockholder, to loan excess cash to Danfoss A/S at the EURIBOR or LIBOR rate plus 0.25%. The cash deposited with Danfoss A/S was $319,518 and $168,450, at September 30, 2012 and December 31, 2011, respectively. The Company had four deposits of cash with Danfoss A/S at September 30, 2012 with a weighted average interest rate of 0.40% and terms ranging from 7 to 34 days. The Company recorded interest income of $292 and $1,014 during the three and nine months ended September 30, 2012, respectively, and $193 during the three and nine months ended September 30, 2011 related to this agreement.
In October 2010 the Company entered into an Agreement with Daikin Industries Ltd., a noncontrolling interest owner in an entity consolidated by the Company, to loan excess cash or borrow funds on a daily basis as needed. The cash deposited with Daikin was $19,048 and $10,277 at September 30, 2012 and December 31, 2011, respectively. Interest is earned based on short term financing rates and was $20 and $47 during the three and nine months ended September 30, 2012, respectively, and $9 and $19 during the three and nine months ended September 30, 2011, respectively, related to this agreement.

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

The following table presents the changes in the Company's accrued warranty liability:

	Nine months ended September 30,
	2012	2011
Balance, beginning of period	$29,863	$28,183
Payments	(11,564)	(12,078)
Accruals for warranties	6,768	9,406
Currency impact	(92)	503
Balance, end of period	$24,975	$26,014

8)    Pension and Postretirement Benefits Other than Pensions —

Pension Benefits

The Company has defined benefit plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. Pension expense for the three and nine months ended September 30, 2012 and 2011 for the defined benefit plans consists of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$1,060	$974	$3,141	$2,931
Interest cost	3,186	3,279	9,455	9,835
Expected return on plan assets	(3,066)	(3,232)	(9,102)	(9,689)
Amortization of prior service cost	(62)	(72)	(198)	(210)
Amortization of net loss	1,375	984	4,117	2,951
Net periodic pension expense	$2,493	$1,933	$7,413	$5,818

Postretirement Benefits

The Company provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The components of the postretirement benefit expense of the Company-sponsored plans for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$47	$48	$141	$144
Interest cost	316	665	950	1,994
Amortization of prior service cost	(382)	(32)	(1,147)	(96)
Amortization of net loss	452	464	1,355	1,391
Postretirement benefit expense	$433	$1,145	$1,299	$3,433

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

9)    Other Comprehensive Income —

The following table shows the tax and exchange rate effects of amounts allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011.

	Change in Period	Tax (Expense) Benefit	Effect of Exchange Rates	Net Change
Three Months Ended September 30, 2012
Foreign currency translation	$22,384	$—	$—	$22,384
Pension and postretirement plan adjustment	1,377	(736)	(651)	(10)
Unrealized gains on hedging activities	1,870	(337)	(71)	1,462
Other comprehensive income (loss)	$25,631	(1,073)	$(722)	$23,836
Three Months Ended September 30, 2011
Foreign currency translation	$(33,523)	$—	$—	$(33,523)
Pension and postretirement plan adjustment	20,219	(7,553)	536	13,202
Unrealized gains on hedging activities	(4,635)	514	187	(3,934)
Other comprehensive income (loss)	$(17,939)	$(7,039)	$723	$(24,255)
Nine Months Ended September 30, 2012
Foreign currency translation	$810	$—	$—	$810
Pension and postretirement plan adjustment	4,134	(1,768)	(537)	1,829
Unrealized gains on hedging activities	2,080	(309)	(21)	1,750
Other comprehensive income (loss)	$7,024	$(2,077)	$(558)	$4,389
Nine Months Ended September 30, 2011
Foreign currency translation	$(3,025)	$—	$—	$(3,025)
Pension and postretirement plan adjustment	22,906	(8,560)	(201)	14,145
Unrealized gains on hedging activities	(1,811)	204	165	(1,442)
Other comprehensive income (loss)	$18,070	$(8,356)	$(36)	$9,678

The changes in accumulated other comprehensive income (loss), excluding non-controlling interest, for the nine months ended September 30, 2012 is as follows:

	Foreign Currency Translation	Pension/ Postretirement Plan Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of January 1, 2012	$82,955	$(73,061)	$(2,721)	$7,173
Current period other comprehensive income	220	1,829	1,750	3,799
Balance as of September 30, 2012	$83,175	$(71,232)	$(971)	$10,972

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
The following table presents the significant items by reportable segment for the results of operations for the three and nine-month periods ended September 30, 2012 and 2011:

Three months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
September 30, 2012
Net sales	$204,759	$67,361	$69,668	$68,519	$—	$410,307
Segment income (loss)	42,825	8,368	17,538	5,734	(12,153)	62,312
Interest expense, net						(3,592)
Loss on early retirement of debt						(1,254)
Income before income taxes						57,466
Depreciation and amortization	7,610	4,801	3,018	3,524	517	19,470
Capital expenditures	4,552	1,056	1,477	2,871	525	10,481

September 30, 2011
Net sales	$235,123	$89,328	$82,703	$76,143	$—	$483,297
Segment income (loss)	51,513	13,379	23,303	5,322	(8,310)	85,207
Interest expense, net						(5,479)
Loss on early retirement of debt						(277)
Income before income taxes						79,451
Depreciation and amortization	7,945	5,468	3,397	4,424	560	21,794
Capital expenditures	1,962	880	1,298	2,786	1,861	8,787

Nine months ended

	Propel	Work Function	Controls	Stand-Alone	Global Services	Total
September 30, 2012
Net sales	$694,458	$242,669	$239,135	$326,825	$—	$1,503,087
Segment income (loss)	147,623	40,018	63,131	56,380	(33,032)	274,120
Interest expense, net						(12,010)
Loss on early retirement of debt						(1,254)
Income before income taxes						260,856
Depreciation and amortization	23,403	14,976	9,409	11,391	1,503	60,682
Capital expenditures	8,060	3,528	3,321	6,683	1,596	23,188

September 30, 2011
Net sales	$735,313	$294,810	$250,705	$330,528	$—	$1,611,356
Segment income (loss)	178,164	50,118	71,629	51,735	(32,042)	319,604
Interest expense, net						(17,354)
Loss on early retirement of debt						(1,176)
Income before income taxes						301,074
Depreciation and amortization	24,925	16,598	10,436	13,459	1,688	67,106
Capital expenditures	9,482	1,795	3,010	5,738	2,814	22,839

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales (1)				Long-Lived Assets (2)
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2012	2011	2012	2011	2012	2011
United States	$172,969	$175,952	$663,672	$605,386	$97,356	$100,642
China	29,908	39,452	100,069	172,962	18,485	15,016
Germany	29,473	45,837	122,172	151,404	47,217	52,110
Denmark (3)	5,057	6,413	15,907	18,491	84,865	98,208
Other countries	172,900	215,643	601,267	663,113	142,549	166,832
Total	$410,307	$483,297	$1,503,087	$1,611,356	$390,472	$432,808
________________________________________

(1)	Net sales are attributed to countries based on location of customer.

(2)	Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)	Majority of this country's sales are shipped outside of the home country where the product is produced.

One customer accounted for ten percent of total consolidated net sales for the three and nine-month periods ended September 30, 2012. One customer accounted for ten percent of total consolidated net sales for the three months ended September 30, 2011. No customers accounted for ten percent of the total consolidated net sales for the nine months ended September 30, 2011.

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

Executive Summary — Three Months Ended September 30, 2012

The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the Company's third quarter 2012 and 2011 results from operations, separately identifying the impact of currency fluctuations. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Three Months Ended September 30, 2011	Currency Fluctuation	Underlying Change	Three Months Ended September 30, 2012
Net sales	483.3	$(23.6)	$(49.4)	$410.3
Gross profit	154.8	(9.7)	(12.4)	132.7
% of Sales	32.0%			32.3%

Selling, general and administrative and Other	54.7	(4.0)	6.2	56.9
Research & development	16.2	(1.0)	—	15.2
Total operating costs	70.9	(5.0)	6.2	72.1
Income from operations	$83.9	$(4.7)	$(18.6)	$60.6
% of Sales	17.4%			14.8%

Net sales for the third quarter 2012 decreased 10 percent compared to the third quarter 2011, excluding the effects of currency. Excluding the impacts of currency, sales declined 2 percent in the Americas, 14 percent in Asia-Pacific, and 18 percent in Europe. Sales in the Work Function segment declined 17 percent, followed by decreases of 10 percent in the Propel and Controls segments and 5 percent in the Stand-Alone Business segment.

Income from operations decreased 22 percent, excluding the impacts of currency. The reduction was driven by an 8 percent decrease in gross profit, mainly due to lower sales volume, as well as an 11 percent increase in selling, general and administrative costs. Selling, general and administrative costs were negatively impacted by executive separation costs of $2.1 million recognized during the third quarter 2012.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Agriculture/Turf Care	$8.1	11%	$1.3	48%	$(17.4)	(32)%	$(8.0)	(6)%
Construction/Road Building	(3.2)	(8)	(4.5)	(13)	(5.1)	(13)	(12.8)	(11)
Specialty	0.5	2	(2.3)	(24)	(10.1)	(14)	(11.9)	(11)
Distribution	(9.2)	(14)	(6.0)	(17)	(1.5)	(5)	(16.7)	(13)

Agriculture/Turf Care

The agriculture/turf care markets experienced a 6 percent decrease in sales in the third quarter of 2012 compared to the same period in 2011. Agricultural sales in the Americas remained strong overall and continue to benefit from high commodity prices as well as a strong sugar cane market in Brazil, while sales in South America have been negatively impacted by restrictive trade laws in Argentina. Sales in the turf care market continue to show improvement due to growing consumer confidence. Agriculture and turf care sales in Europe were down due to the overall weakening of the European economy. In addition, sales were negatively impacted by the fact that one large customer slowed production during the quarter while implementing a new production line as well as a new business system. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales in the construction/road building markets declined in all regions during the third quarter of 2012 compared to the same period in 2011. The sales decline in the Asia-Pacific region was driven by reduced demand for rollers and transit mixers in China as well as customers' focus on reducing inventory levels. Sales in Europe were down due to reduced demand for rollers and pavers as a result of a weakened European economy. The sales decline in the Americas was driven by depressed road building markets due to limited spending by state and local governments due to budget constraints.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Overall sales into the specialty vehicle market decreased 11 percent in the third quarter of 2012 compared to the same period in 2011. Sales in Europe declined due to weakening forestry and mining markets as well as reduced demand for telehandlers and truck-mounted cranes. Sales in the Asia-Pacific region declined largely due to suspended infrastructure programs in China and reduced demand for marine applications. Sales in the Americas benefited from increased demand for aerial lifts and renewed investments in aging rental fleets.

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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Three Months Ended September 30, 2011	Currency Fluctuation	Underlying Change	Three Months Ended September 30, 2012
Net sales
Propel	$235.1	$(7.9)	$(22.5)	$204.7
Work Function	89.3	(7.0)	(14.9)	67.4
Controls	82.7	(4.8)	(8.2)	69.7
Stand-Alone Businesses	76.2	(3.9)	(3.8)	68.5

Segment income (loss)
Propel	$51.5	$(2.7)	$(6.0)	$42.8
Work Function	13.4	(1.2)	(3.8)	8.4
Controls	23.3	(1.5)	(4.3)	17.5
Stand-Alone Businesses	5.3	(0.4)	0.8	5.7
Global Services and other expenses, net	(8.3)	0.8	(4.7)	(12.2)

Propel Segment

The Propel segment experienced a 10 percent decrease in sales, excluding the effects of currency fluctuations, during the third quarter 2012 compared to 2011 largely due to weakened economic conditions in China and Europe. Segment income decreased by $6.0 million during the quarter when compared to the same period in 2011, excluding the effects of currency, primarily due to reduced sales volume. Also contributing to the reduction in segment income was a $2.9 million increase in operating costs, partially due to the Company's continued investments in China as part of its long-term growth strategy. Partially offsetting the negative impact of reduced sales volume and increased operating costs in 2012 was a $2.1 million reduction in warranty & field recall costs.

Work Function Segment

The Work Function segment experienced a 17 percent decrease in sales during the third quarter of 2012 when compared with the same period in 2011, excluding the effects of currency fluctuations. The decrease in sales was largely due to the weakened European economy. Segment income decreased $3.8 million primarily due to reduced sales volume. Partially offsetting the negative impact of reduced sales was a 2 percentage point increase in contribution margin, which was driven by higher margins on export sales from Europe to the United States due to the strengthening of the U.S. dollar.

Controls Segment

Net sales in the Controls segment decreased 10 percent during the third quarter of 2012 compared with the same period in 2011, excluding the effects of currency fluctuations. Segment income decreased $4.3 million primarily due to reduced sales volume, as well as a $1.2 million increase in operating costs.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a 5 percent decrease in sales during the third quarter of 2012 compared with the same period in 2011, excluding the effects of currency fluctuations. Segment income increased $0.8 million despite the reduction in sales volume largely due to fixed production cost reductions of $0.9 million as well as reduced operating costs of $0.3 million.

Global Services and other expenses, net

Costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses increased $4.7 million, excluding the impacts of currency. The Company incurred executive separation costs of $2.1 million during the third quarter of 2012, as well as increased incentive plan costs of $1.1 million during the quarter when compared to the same period in 2011. In addition, the Company recognized a gain on foreign currency transactions of $0.3 million during the third quarter of 2012 compared to a gain of $0.9 million during the same period in 2011, which is reported as other, net in nonoperating income (expense) on the consolidated statements of operations.

Income Taxes

The Company's effective tax rate was 23.6 percent for the third quarter of 2012 compared to 25.1 percent for the same period in 2011. The decrease in the tax rate is partly attributable to the fact that valuation allowances in Italy of $2.9 million were reversed in the third quarter of 2012. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Executive Summary — Nine Months Ended September 30, 2012

The following table summarizes the Company's results from operations, separately identifying the impact of currency fluctuations for the nine months ended September 30, 2012 and 2011. This analysis is more consistent with how the Company internally evaluates its results.

(in millions)	Nine Months Ended September 30, 2011	Currency Fluctuation	Underlying Change	Nine Months Ended September 30, 2012
Net sales	$1,611.4	$(56.5)	$(51.8)	$1,503.1
Gross profit	534.7	(23.2)	(16.5)	495.0
% of Sales	33.2%			32.9%

Selling, general and administrative and Other	166.4	(8.8)	18.3	175.9
Research & development	45.8	(2.5)	4.5	47.8
Total operating costs	212.2	(11.3)	22.8	223.7
Income from operations	$322.5	$(11.9)	$(39.3)	$271.3
% of Sales	20.0%			18.0%

Net sales for the nine months ended September 30, 2012 declined 3 percent when compared to the same period in 2011, excluding the effects of currency. Excluding the impacts of currency, sales increased 9 percent in the Americas, while sales decreased 24 percent in Asia-Pacific and 7 percent in Europe. Sales in the Stand-Alone Businesses segment were up 2 percent, while sales in the Work Function and Propel segments declined 11 percent and 3 percent, respectively. Sales in the Controls segment remained level when compared to the same period in 2011.

Income from operations decreased 12 percent, excluding the impacts of currency. Contributing to the decrease was a 3 percent reduction in gross profit driven by lower sales volume, partially offset by a $2.6 million reduction in warranty & field recall costs. Also contributing to the reduction in income from operations was an 11 percent increase in total operating costs compared to the nine months ended September 30, 2011. Total operating costs were negatively impacted in 2012 by the fact that the Company recognized executive separation costs of $2.2 million and restructuring costs of $0.9 million related to the reorganization of the European sales organization.

Following is a discussion of the Company's operating results by market, region, and business segment.

Operating Results - Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales Growth by Market

The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Agriculture/Turf Care	$37.0	11%	$3.3	31%	$(21.9)	(11)%	$18.4	3%
Construction/Road Building	11.1	10	(43.1)	(31)	(7.5)	(6)	(39.5)	(10)
Specialty	9.1	13	(6.7)	(24)	(12.4)	(6)	(10.0)	(3)
Distribution	6.9	4	(24.2)	(21)	(3.4)	(4)	(20.7)	(5)

Agriculture/Turf Care

Sales into the agriculture/turf care market showed a modest increase of 3 percent during the nine months ended September 30, 2012 compared to the same period in 2011. Agricultural sales in the Americas continue to benefit from high commodity prices as well as a strong sugar cane market in Brazil, although South American sales have been negatively impacted in recent months by restrictive trade laws in Argentina. Sales in the turf care market continue to show improvement due to growing consumer confidence. Agricultural sales in Europe have declined despite continued high commodity prices due to a weakening European economy. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.

Construction/Road Building

Sales in the construction/road building markets declined in Europe and the Asia-Pacific region during the nine months ended September 30, 2012 compared to the same period in 2011, which more than offset increased sales in the Americas. Sales in Europe were down due to a weakened European economy. The sales decline in the Asia-Pacific region was largely due to reduced demand for rollers and transit mixers in China, as well as credit restrictions imposed by the Chinese government. Sales in the Americas benefited from increased demand as a result of renewed investments in aging rental fleets despite depressed residential construction markets and a weak road building market due to limited spending by state and local governments due to budget constraints.

Specialty

Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management, railway and waste recycling. Overall sales into the specialty vehicle market experienced a moderate decline during the nine months ended September 30, 2012 compared to the same period in 2011. Sales in the Americas showed a strong increase due to increased demand for aerial lifts driven by renewed investments in aging rental fleets. Sales in the Asia-Pacific region declined largely due to a saturated railway carrier market and suspended infrastructure programs in China, as well as credit restrictions imposed by the Chinese government. Sales in Europe declined due to weakening forestry and mining markets despite continued strong demand for telehandlers and aerial lifts during the first half of the year.

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

The following table provides a summary of each segment's sales and segment income, separately identifying the impact of currency fluctuations.

(in millions)	Nine Months Ended September 30, 2011	Currency Fluctuation	Underlying Change	Nine Months Ended September 30, 2012
Net sales
Propel	$735.3	$(16.8)	$(24.0)	$694.5
Work Function	294.8	(18.2)	(33.9)	242.7
Controls	250.7	(12.3)	0.7	239.1
Stand-Alone Businesses	330.6	(9.2)	5.4	326.8

Segment income (loss)
Propel	$178.2	$(5.5)	$(25.1)	$147.6
Work Function	50.1	(4.5)	(5.6)	40.0
Controls	71.6	(3.8)	(4.7)	63.1
Stand-Alone Businesses	51.7	(1.0)	5.7	56.4
Global Services and other expenses, net	(32.0)	1.8	(2.8)	(33.0)

Propel Segment

Sales in the Propel segment experienced a 3 percent decrease during the nine months ended September 30, 2012 compared to the same period in 2011, excluding the effects of currency fluctuations. Segment income decreased by $25.1 million, excluding the effects of currency, primarily due to reduced sales volume. Also contributing to the reduction in segment income was a 1 percentage point decrease in contribution margin due to a change in customer mix and higher material costs. Contribution margin was favorably impacted by a $1.6 million reduction in warranty & field recall costs. Total operating costs increased $12.8 million, partially due to the Company's continued investments in China as part of its long-term growth strategy. Operating costs were favorably impacted by a $1.5 million reduction in incentive plan costs.

Work Function Segment

The Work Function segment experienced an 11 percent decrease in sales during the nine months ended September 30, 2012 compared to the same period in 2011, excluding the effects of currency fluctuations, largely due to weakened economic conditions in Europe. Segment income decreased $5.6 million primarily due to reduced sales volume. Partially offsetting the negative impact of reduced sales was a 2 percentage point increase in contribution margin largely due to improved production efficiency and higher margins on export sales from Europe to the United States due to the strengthening of the U.S. dollar.

Controls Segment

Net sales in the Controls segment remained level during the nine months ended September 30, 2012 compared to the same period in 2011, excluding the effects of currency fluctuations. Segment income experienced a $4.7 million decrease partially due to a 1 percentage point reduction in contribution margin driven by a change in product and customer mix, which was partially offset by the favorable impact of a $1.7 million reduction in warranty and field recall costs. Also contributing to the reduction in segment income were increased fixed production costs of $1.8 million, as well as a $4.4 million increase in operating costs. Operating costs were favorably impacted by a $0.9 million reduction in incentive plan costs.

Stand-Alone Businesses Segment

The Stand-Alone Businesses segment experienced a 2 percent increase in sales during the nine months ended September 30, 2012 compared with the same period in 2011, excluding the effects of currency fluctuations. Segment income increased $5.7 million due to increased sales volume, as well as a reduction in fixed production costs of $2.6 million. Partially offsetting the positive impact of increased sales and reduced fixed production costs was a $2.2 million increase in operating costs.

Global Services and other expenses, net

Global services and other expenses increased $2.8 million during the nine months ended September 30, 2012 compared with the same period in 2011, excluding the impacts of currency. The Company recognized a gain on foreign currency transactions of $0.8 million during the nine months ended September 30, 2012 compared to a loss of $4.3 million during the same period in 2011, which is reported as other, net in nonoperating income (expense) on the consolidated statements of operations. The positive impact of foreign currency transactions was offset by a $2.6 million increase in incentive plan costs, executive separation costs of $2.1 million, and restructuring costs of $0.9 million related to the reorganization of the European sales organization.

Income Taxes

The Company's effective tax rate was 28.1 percent for the first nine months of 2012 compared to 23.6 percent for the same period in 2011. The increase in the tax rate is partly attributable to the fact that the valuation allowances in Denmark were reversed during 2011 and, therefore, 2012 Danish earnings are no longer benefited by the reversal of valuation allowances. As most of the valuation allowances have now been reversed, the Company's tax rate is returning to a more normal rate. The Company's tax rate can also vary significantly from quarter to quarter due to the mix of earnings between countries.

Order Backlog

The following table shows the Company's order backlog at September 30, 2012 and 2011 and orders written in the nine-month periods ended September 30, 2012 and 2011, separately identifying the impact of currency fluctuations.

(in millions)	2011	Currency Fluctuation	Underlying Change	2012
Backlog at September 30	$942.3	$(13.0)	$(61.8)	$867.5
Orders written	1,734.8	(53.6)	(248.6)	1,432.6

Total order backlog at September 30, 2012 was $867.5 million compared to $942.3 million at September 30, 2011. On a comparable basis, excluding the impact of currency fluctuation, order backlog decreased 7 percent. Increased order backlog in the Americas region was more than offset by decreases in the European and Asia-Pacific regions. Backlog levels can vary as customers alter their sales order patterns.

New sales orders written during the nine-month period ended September 30, 2012 were $1,432.6 million, a decrease of 14 percent compared to 2011, excluding the impact of currency fluctuations.

Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, and material purchase prices.

Foreign currency changes

The Company has operations and sells its products in many different countries of the world and therefore, conducts its business in various currencies. The Company's financial statements, which are presented in U.S. dollars, can be impacted by foreign exchange fluctuations through both translation exposure and transaction risk. Translation exposure is when the financial statements of the Company, for a particular period or as of a certain date, may be affected by changes in the exchange rates that are used to translate the financial statements of the Company's operations from foreign currencies into U.S. dollars. Transaction risk is the potential expense or income due to the Company receiving its sale proceeds or holding its assets in a currency different from that in which it pays its expenses and holds its liabilities. Foreign currency income of $0.8 million was recognized during the nine months ended September 30, 2012, compared to expense of $4.3 million for the same period in 2011.

Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods. The U.S. dollar remained fairly level compared to other currencies between December 31, 2011 and September 30, 2012. The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. The fair value of forward contracts outstanding at September 30, 2012 was a net liability of $1.4 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been cash flow from operations and from its credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the United States, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and includes a term loan of approximately $180 million ($140 million and 29 million euro) that will mature in September 2015. In September 2012, upon the request of the Company, the term loan amount was reduced by approximately $20 million (16 million euro). A prepayment penalty of $0.8 million was incurred as a result of the term loan reduction. The Credit Agreement also had a revolving credit facility that permitted borrowings of approximately $100 million ($75 million and 20 million euro) at December 31, 2011. At the Company's request the revolving credit facility was canceled in July 2012. The Company did not expect to borrow against the revolving facility due to its strong cash position and therefore canceled the facility to reduce interest expense related to commitment fees. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

As a result of strong cash flow and a strong balance sheet, the Company announced in March that its Board of Directors had reinstated a quarterly cash dividend. A cash dividend of $0.35 per share was declared in each of the first three quarters of 2012. The Company had suspended the payment of dividends in March 2009 in response to the recession. The Company expects to continue to generate strong cash flow and therefore plans to pay this level of dividend on a quarterly basis going forward.

As the Company has significant international operations, a portion of the cash on the balance sheet is held in foreign subsidiaries. The repatriation of cash balances from certain foreign subsidiaries could have adverse tax consequences or be subject to capital controls, however, those balances are generally available without legal restrictions to fund local ordinary business operations. With few exceptions, the Company intends to reinvest these earnings permanently and, therefore, U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries. At September 30, 2012 approximately $139.1 million, or 33 percent, of the cash, cash equivalents and cash deposited with related persons is on the balance sheet of subsidiaries for which U.S. income taxes have not been provided for the undistributed earnings.

The Company expects to have sufficient sources of liquidity to meet its funding needs for the foreseeable future.

Cash Flow from Operations

Cash provided by operations was $264.6 million during the nine months ended September 30, 2012 compared to $283.2 million for the nine months ended September 30, 2011. Cash flow was negatively impacted by a $42.4 million reduction in net income, as well as a $32.1 million reduction in the change in net deferred income tax assets. The reduced cash flow related to these items was partially offset by changes in accrued liabilities, which provided an additional $14.3 million of cash during the nine months ended September 30, 2012 compared to the same period in 2011. In addition, changes in net working capital, consisting of accounts receivable, inventories, and accounts payable, provided $8.8 million of cash during the nine months ended September 30, 2012 while using $49.2 million during the same period in 2011. The positive trend in net working capital was driven by inventory reduction efforts during the nine months ended September 30, 2012.

Cash Used in Investing Activities

Cash used in investing activities totaled $182.3 million for the nine months ended September 30, 2012 compared to $160.9 million for the nine months ended September 30, 2011. The Company invested $160.4 million of excess cash with related persons during the period compared to $139.3 million during the same period in 2011. The portion of the cash deposited with Danfoss A/S, classified on the consolidated balance sheets as cash deposited with related persons, may be offset against the term loan outstanding under the Danfoss Agreement if Danfoss A/S were not able to repay the cash. Cash deposited with Danfoss A/S exceeds the funds borrowed from Danfoss A/S by $142.3 million. Capital expenditures during the period were $23.2 million compared to $22.8 million during the same period in 2011.

Cash Used in Financing Activities

The Company paid dividends of $33.9 million during the nine months ended September 30, 2012. Net repayment of borrowings used $20.7 million of cash during the nine months ended September 30, 2012 compared to $83.3 million during the nine months ended September 30, 2011. The Company makes varying distributions to its noncontrolling interest partners from its joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions to noncontrolling interest partners totaled $15.0 million during the nine months ended September 30, 2012 compared to $12.0 million during the same period in 2011.

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

In September 2011 the FASB issued amendments to the guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the fourth quarter of each year. The adoption of this updated authoritative guidance is not expected to have an impact on the consolidated financial statements.

Outlook

Due to the further weakening in the global markets, Company management expects a moderate sales decrease of 5 to 10 percent in 2012 compared to 2011. Capital expenditures during 2012 are expected to be $50.0 to $60.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information disclosing market risk is set forth in the Company's most recent annual report filed on Form 10-K (Item 7A), and is incorporated herein by reference. There has been no material change in this information.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act) the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Document

10.1	Employment Contract dated as of August 30, 2012 by and between Sauer-Danfoss GmbH & Co. OHG and Eric Alstrom.
10.2	Separation Agreement and General Release dated as of August 29, 2012 by and between Sauer-Danfoss GmbH & Co. OHG, Sauer-Danfoss Inc. and Sven Ruder.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
________________________________________

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2012.

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

Sauer-Danfoss Inc.

		By	/s/ Kenneth D. McCuskey
Kenneth D. McCuskey
Vice President and Chief Accounting Officer, Secretary

Date:	October 25, 2012