Form 10-K
period 2012-12-31
SAUER DANFOSS INC
filed 2013-02-21
CIK 865754

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒
         The aggregate market value of the voting common stock of the registrant held by nonaffiliates based on the last sale price on June 30, 2012 was $408,128,268. (The registrant does not have any other authorized common equity.)
         As of February 19, 2013 there were 48,462,518 shares of common stock, $0.01 par value, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement for the annual meeting of stockholders to be held June 13, 2013 are incorporated by reference into Part III.

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
During 2012 the Company commenced construction of a new manufacturing facility in Haiyan, China, to produce Sauer-Danfoss products for the Chinese market, including hydrostatic pumps and motors, work function motors and steering, proportional valves group (PVG) valves, and hydraulic integrated circuits (HICs). The facility is expected to be completed and operational in the third quarter of 2013.
The wind-down period for the joint venture TSD Integrated Controls, LLC (TSD) ended in 2012. Final collection of accounts receivable and distribution of the equity of TSD will be made to the Company and Topcon Positioning Systems, Inc., the noncontrolling interest partner, in 2013.
In October 2012 the Company and Daikin Industries Ltd. (Daikin), the noncontrolling interest partner in the joint venture Sauer-Danfoss-Daikin, Ltd. (SDD) agreed that the stock owned by Daikin in the joint venture entity would be redeemed effective January 1, 2013. At that same time, the operations of SDD would be transferred to Daikin-Sauer-Danfoss Manufacturing, Ltd., a separate joint venture that is owned by the Company and Daikin. Effective January 1, 2013 SDD will become a holding company, holding the investment in the sales companies in the Asia-Pacific region, which is fully owned by the Company.
As previously disclosed, on November 28, 2012, Danfoss A/S, the Company's parent company, informed the Company's Board of Directors and publicly announced that Danfoss proposed to acquire all the shares of the Company's common stock that it does not already own for a price of $49 per share in cash, and on the following day the Company announced that its Board of Directors had established a special committee of independent directors to consider Danfoss' proposal. From late December 2012 through late January 2013, the Special Committee and its advisors undertook efforts to enable the Special Committee to respond to Danfoss' proposal, and since late January 2013 the Special Committee, through its advisors, has been in discussions with Danfoss' advisors regarding the proposal. These discussions are continuing. There is no assurance that the Special Committee and Danfoss will reach any agreement or, if an agreement is reached, as to the terms and conditions of that agreement or whether it will be successfully completed.

(b)	Financial Information About Segments
The Company reports its operating segments based on its product lines of Hydrostatics (formerly Propel), Work Function, Controls and Stand-Alone Businesses. Hydrostatics products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include hydrostatic steering units, geroller and gerotor motors used for both propel and work functions. Products in the Controls segment include electrohydraulic controls, microprocessors, and proportional valves that control and direct the power of a vehicle. Products in the Stand-Alone Businesses segment include cartridge valves and hydraulic integrated circuits (HICs), open circuit gear pumps and motors, directional control valves, inverters, light power hydrostatic transmissions, gear reduction drives, piston pumps and wheel motors. Information about the Company's reportable segments defined by product lines is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-30 through F-32 of this report and is incorporated herein by reference.

(c)	Description of Business
Information regarding the Company's principal products, by segment, and the business in general is presented below. Information regarding sales by the Company's segments and geographic regions is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-30 through F-32, and is incorporated herein by reference. In 2012 and 2011 one customer accounted for slightly more than 10 percent of the Company's total net sales, and no individual customer accounted for 10 percent or more of the Company's total net sales in 2010.

Hydrostatics Segment
Hydrostatic Transmissions
Sauer-Danfoss designs, manufactures, and markets a range of closed circuit axial and bent axis piston hydrostatic transmissions for the propulsion of mobile equipment in the Americas, Europe, and the Asia-Pacific region. High-power (typically over 50 HP) and medium-power (typically 25 to 50 HP) applications for hydrostatic transmissions manufactured by the Company include construction, road building, specialty, and agricultural mobile equipment. Light-power (typically 15 to 25 HP) and bantam-power (typically under 15 HP) applications for hydrostatic transmissions manufactured by the Company include light agricultural and turf care mobile equipment. The Company manufactures these hydrostatic transmissions at its facilities in Ames, Iowa; Freeport, Illinois; Shanghai, China; Neumünster, Germany; Osaka, Japan; Dubnica nad Váhom, Slovakia; and Povazská Bystrica, Slovakia.
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
Work Function Segment
Low Speed High Torque Motors
Sauer-Danfoss designs, manufactures, and markets a complete line of geroller and gerotor motors used for both propel and work functions in all served markets. These motors are manufactured at the Company's Ames, Iowa; Shanghai, China; Nordborg, Denmark; and Bielany Wroclawskie, Poland facilities.
Steering Units
Sauer-Danfoss designs, manufactures, and markets hydrostatic steering units to customers throughout the world. These steering units convert steering wheel motion into hydraulic flow and pressure to provide steering motion for agricultural tractors, combines, turf care, marine, and earthmoving equipment. The Company manufactures steering units in Nordborg, Denmark; Pune, India; and Wroclaw, Poland.
Controls Segment
Electronic Components
Sauer-Danfoss designs, manufactures and markets a portfolio of electronic controls, including microprocessor-based controllers, intelligent displays, joysticks and electronic sensors through its electronic and mechatronic operations in Minneapolis, Minnesota; Shanghai, China; Nordborg, Denmark; Neumünster, Germany; and Älmhult, Sweden. The software to integrate all these components into systems is also developed by Sauer-Danfoss and licensed to customers to let them develop their own solutions in an easy-to-use, graphical environment. Electronic controls and software are used by OEMs to network hydrostatic transmissions and work function hydraulics of mobile equipment into comfortable, safe and efficient systems.
Proportional Valves Group (PVG)
Sauer-Danfoss designs, manufactures and markets a variety of proportional valves to meet its customers' needs, ranging from very sophisticated electrohydraulic valves for highly sophisticated forestry and agricultural harvesting equipment, to simpler mechanically actuated valves for construction equipment. These products are produced in facilities located in Easley, South Carolina; Shanghai, China; Nordborg, Denmark; and Povazská Bystrica, Slovakia.
Stand-Alone Businesses Segment
Open Circuit Gear Pumps and Motors
Sauer-Danfoss designs, manufactures, and markets a broad range of high-performance standard gear pumps and motors under the brand “TurollaOCG.” Gear pumps and motors are the most widely used type of mobile hydraulic pumps and motors in the industry. The Company manufactures gear pumps and motors at its Ames, Iowa; Bologna, Italy; and Povazská Bystrica, Slovakia facilities.

Cartridge Valves and Hydraulic Integrated Circuits (HICs)
Sauer Danfoss designs, manufactures and markets a broad portfolio of cartridge valves to meet its customers' needs for power control under the brand “Comatrol.” The business works directly with its customers in designing and manufacturing custom hydraulic integrated circuits (HICs) that combine multiple cartridge valves into a complete hydraulic control solution to regulate speed, control direction and modulate force. The cartridge valves range from very simple, low-cost mechanical cartridges used on compact utility tractors and fairway mowers, to precise electro-proportional control valves for complex applications such as aerial lifts, paving equipment and agricultural harvesters. The Company manufactures cartridge valves and HICs in facilities located in Easley, South Carolina; Shanghai, China; and Reggio Emilia, Italy.
Directional Control Valves
Sauer-Danfoss designs, manufactures and markets directional control valves for compact utility tractors, construction equipment, material handling and mobile equipment in general under the brand "Valmova." These products are manufactured in facilities located in Caxias do Sul, Brazil; and Pune, India.
Inverters
Sauer-Danfoss develops and markets a broad range of high-performance inverters for mobile applications under the brand "Schwarzmüller Inverter." Inverters are used to drive alternating current (AC) motors and transform electrical power from a battery to mechanical power. Typical applications are traction, steering and hydraulic pump systems in material handling vehicles and other battery powered/electrical hybrid applications. The advantage of inverter driven AC-systems compared to hydraulic solutions is the high degree of control and efficiency. These products are designed at the Company's facility in Kaiserslautern, Germany and manufactured by contractors in Slovakia and Germany.
Light Duty Hydrostatic Transmissions
The Company designs, manufactures and markets high-performance light duty hydrostatic transmissions, gear reduction drives, piston pumps, and wheel motors for both the consumer and commercial markets in the turf maintenance equipment and light industrial industries under the brand "Hydro-Gear." These products are manufactured at its facilities in Sullivan, Illinois and Princeton, Kentucky.
Major Markets and Applications

Construction and Road Building	Agriculture and Turf Care	Material Handling and Specialty Vehicles
Chip spreaders	Combines	Industrial lift trucks
Concrete pumps	Commercial wide-area,	Logging equipment
Concrete saws	walk-behind mowers	Marine equipment
Crawler dozers	Commercial zero-turn mowers	Mining equipment
Crawler loaders	Cotton pickers	Oil field equipment
Ditchers/trenchers	Detasselers	Railway maintenance vehicles
Excavators	General turf maintenance	Rough terrain fork lifts
Grinders	equipment	Self-propelled boom aerial lifts
Landfill compactors	Harvesters	Self-propelled scissor aerial lifts
Pavers	Lawn and garden tractors	Snow groomers
Planers	Seeders	Sweepers
Rollers	Sprayers	Tree shakers
Skid steer loaders	Tractors	Truck and bus fan drives
Transit mixers	Windrowers	Warehouse trucks
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
In accordance with standard industry practice for the mobile equipment industry, the Company warrants its products to be free from defects in material and workmanship. The warranty period varies from one to three years, from the date of first use or from the date of original shipment of the product from Sauer-Danfoss. The Company's warranty expense has been 1 percent or less of net sales in each of the past three years.
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
Patents, Trademarks, and Licenses
The Company owns or licenses rights to 547 patents and trademarks relating to its business. While the Company considers its patents and trademarks important in the operation of its business and in protecting its technology from being used by competitors, its business is not dependent on any single patent or trademark or group of related patents or trademarks.
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
Working Capital
The Company has historically funded its working capital requirements through cash flow from operations and its various credit facilities. The Company has built up a significant cash balance and is in a position to fund its working capital requirements through cash flow from operations and the available cash on hand.
Backlog
At December 31, 2012 the Company's backlog (consisting of accepted but unfilled customer orders primarily scheduled for delivery during 2013) was $837 million, a decrease of 11 percent from December 31, 2011, excluding the impact of currency fluctuation. Historically, backlog comparisons have been a good indicator of the Company's future business level, but the value of those comparisons depends on the degree to which customer ordering behavior remains constant from year to year. Customers can increase, cancel, or reschedule orders, so some customers place orders in excess of their actual needs in order to ensure that adequate quantities will be available. In such a case, the customer may ultimately cancel a portion of its order.
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
Hydrostatics Segment
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
Stand-Alone Businesses Segment
The open circuit gear pumps and motors market is fragmented among a large number of suppliers of all types of products and with intensive competition on pricing at the component level. There are approximately ten major companies that compete on a global basis, including Bosch Rexroth AG, Parker-Hannifin Corporation, Casappa S.p.A., Concentric (previously branded Haldex), and in Japan, Shimadzu Corporation. The supply of standard gear pumps and motors is particularly fragmented among more than 50 companies worldwide. Most of these competitors have a limited product range and operate in a limited geographic market.
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
The hydrostatic drive systems market for the turf maintenance equipment and light industrial industries is highly concentrated and intensely competitive. In addition, the Company competes with alternative products, such as mechanical transmissions of other manufacturers. With respect to global supply of small-sized hydrostatic transmissions, the Company believes it is the world leader in terms of product range and value.
Research and Development
The Company's research and development expenditures during 2012, 2011, and 2010 were $64.1 million, $64.0 million, and $51.6 million, respectively.
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
Employees
As of December 31, 2012, 2011, and 2010 the Company had approximately 6,400, 6,500, and 6,000 employees, respectively. Of its full-time employees at December 31, 2012, approximately 2,200 were located in the Americas with the remainder located in Europe and the Asia-Pacific region. From time to time, the Company also retains consultants, independent contractors, and temporary and part-time workers.
Financial Information about Geographic Areas
Information regarding the Company's net sales and long-lived assets by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements on pages F-30 through F-32 of this report, and is incorporated herein by reference.
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
Worldwide Economic Conditions
The Company manufactures and sells its products throughout the world, so worldwide economic conditions can have a material and adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company's performance over the last five years is illustrative of the impact the overall economic climate can have. The Company's performance in 2008 and 2009 was significantly disrupted by the recession and market turmoil that occurred in those years. The global economy, with numerous localized exceptions, saw modest improvements during 2010, 2011, and 2012, which helped the Company to achieve better financial and operational results in those years. If the worldwide economy were to return to a recessionary state, the Company's performance would likely suffer.

Economic indicators are, at best, mixed on both global and regional levels. For example, the U.S. economy saw low levels of growth during 2012 and continues to suffer from high unemployment. The domestic housing and construction markets have been slow to recover from the severe downturn in 2008 and 2009. In addition, continuing debt crises across the Euro-zone, decelerating growth in China, and austerity measures being implemented or contemplated by various countries around the world could have negative, worldwide consequences. If one of those consequences is a renewed tightening of credit markets, the Company and its suppliers and customers could suffer from a reduced ability to finance their operations, which could lead to a decrease in orders for the Company's products or an increase in its costs of production.
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
Avoidance of Credit Default; Dependence on Affiliate Borrowing
The Company has a Credit Agreement with Danfoss A/S, the Company's majority stockholder. Initially the Credit Agreement consisted of a revolving credit facility that matures in September 2013 and two term loans that require repayment in September 2015. This amount was originally $500 million, however due to the strong cash generation in 2011 and 2012 the Company voluntarily reduced the available credit and ultimately decided to terminate the revolving credit facility in 2012. In September 2012 the Company also prepaid 10 percent of the term loan and reduced the loan amount to $178 million. Historically, the Company was dependent on Danfoss A/S for the Company's working capital and other funding needs. However, the Company has built up a significant cash balance and is now in a position to fund its dividend payments, working capital requirements and other funding needs through cash flow from operations and the available cash on hand. If the Company's strong cash flow since 2010 were to slow significantly for an extended period of time, the Company might need to seek new financing from Danfoss A/S or other external sources.
Goodwill and Long-Lived Assets Impairment
If the price of the Company's stock was to decline to the point that its market capitalization was lower than its carrying value, the Company may be required to perform interim impairment tests on goodwill or other long-lived assets. There may be other triggering events that indicate that the carrying amount of goodwill or long-lived assets may not be recoverable from future cash flows. If the Company determines that any goodwill or other long-lived asset amounts need to be written down to fair values at that time, this could result in a charge that may be material to the Company's operating results and financial condition.
International Operations
The Company depends on the strength of the economies in various parts of the world, particularly in the U.S., Europe, and the Asia-Pacific region. As a result of this worldwide exposure, net revenue and profitability may be harmed as a result of economic conditions in the major markets in which the Company operates, including, but not limited to, recessions, inflation and deflation, general weakness in the markets it serves, changes in governmental laws and policies, government embargoes or foreign trade restrictions, duties and tariffs, import and export controls, and changes in consumer purchasing power.
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

Raw Material Availability
The Company purchases raw materials and component parts from suppliers to be used in the manufacture of products. During the worldwide economic recession, many of the Company's raw material suppliers reduced their output. As the worldwide market has improved over the last few years, suppliers have increased production. In the event of a short-term substantial increase in demand, the Company may experience price increases and difficulties in purchasing raw materials.
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

Item 2.    Properties.
Sauer-Danfoss Inc. conducts its manufacturing operations at 19 locations; six in the United States, two each in Slovakia, Poland and Italy, and one each in Brazil, China, Denmark, Germany, India, Japan, and Sweden. The following table sets forth certain information relating to the Company's principal manufacturing facilities:

Location	Segment that Uses the Facility	Approx. Area in Sq. Ft.	Owned/Leased
United States
Ames, Iowa	Hydrostatics, Work Function and Stand-Alone Businesses	359,100	Owned
Sullivan, Illinois	Stand-Alone Businesses	220,000	Owned
Freeport, Illinois	Hydrostatics	192,000	Owned
Easley, South Carolina	Controls and Stand-Alone Businesses	184,000	Owned
Minneapolis, Minnesota	Controls	75,000	Leased
Princeton, Kentucky	Stand-Alone Businesses	68,000	Owned
South America
Caxias do Sul, Brazil	Stand-Alone Businesses	90,000	Leased
Europe
Nordborg, Denmark	Work Function and Controls	751,300	Leased
Neumünster, Germany	Hydrostatics and Controls	421,500	Owned
Povazská Bystrica, Slovakia	Hydrostatics, Controls and Stand-Alone Businesses	386,900	Owned
Dubnica nad Váhom, Slovakia	Hydrostatics	249,700	Owned
Bielany Wroclawskie, Poland	Work Function	223,000	Leased
Wroclaw, Poland	Work Function	126,000	Owned
Bologna, Italy	Stand-Alone Businesses	85,000	Owned
Reggio Emilia, Italy	Stand-Alone Businesses	76,500	Leased
Älmhult, Sweden	Controls	50,000	Leased
India
Pune, India	Work Function and Stand-Alone Businesses	63,600	Owned
Asia
Shanghai, China	Hydrostatics, Work Function, Controls and Stand-Alone Businesses	105,000	Leased
Osaka, Japan	Hydrostatics	120,000	Leased
Total		3,846,600

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position	Year Appointed
Eric Alstrom(1)	46	President and Chief Executive Officer	2012
Jesper V. Christensen(2)	43	Executive Vice President and Chief Financial Officer, Treasurer	2009
C. Kells Hall(3)	64	Executive Vice President and Chief Technology Officer	2013
Helge Jørgensen(3)	50	Executive Vice President and President Work Function Division	2011
Thomas Kaiser(3)	51	Executive Vice President and President Hydrostatics Division	2013
Marc A. Weston(4)	43	Executive Vice President and Chief Marketing Officer	2010
Anne Wilkinson(3)	47	Executive Vice President - Human Resources	2010
Kenneth D. McCuskey(3)	58	Vice President and Chief Accounting Officer, Secretary	2000

(1)	Prior to joining the Company, Mr. Alstrom was employed by Benteler Automotive as Managing Director.

(2)	Prior to joining the Company, Mr. Christensen was employed as Vice President, Finance, IT & HR in the Motion Controls Division of Danfoss A/S, the majority stockholder of the Company.

(3)	These executive officers have served in various capacities with the Company or its subsidiaries for more than the past five years.

(4)	Prior to joining the Company, Mr. Weston was employed by The Timken Company as Vice President Strategic Planning.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Company Purchases of Common Stock.
Market and Dividend Information
The Company's Common Stock is traded on the New York Stock Exchange. As of February 19, 2013 there were 115 stockholders of record.
The Company historically paid a quarterly dividend. Quarterly dividends are subject to Board of Directors approval. On March 13, 2009 the Board of Directors voted to suspend the Company's quarterly dividend indefinitely. On March 20, 2012, the Board of Directors voted to reinstate the quarterly cash dividend.
The following table sets forth the high and low prices on the New York Stock Exchange for the Company's Common Stock since January 1, 2011, and the quarterly cash dividends declared in 2012 and 2011:

	1st	2nd	3rd	4th	Full Year
2012
High	$56.10	$48.36	$43.28	$53.45	$56.10
Low	$34.58	$33.16	$33.24	$37.57	$33.16
Dividends	$0.35	$0.35	$0.35	$0.35	$1.40
2011
High	$51.59	$65.04	$56.30	$41.60	$65.04
Low	$27.29	$41.53	$28.86	$25.60	$25.60
Dividends	$—	$—	$—	$—	$—

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2012, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	44,766	$—	3,353,516
The Company does not have any equity compensation plans that were not approved by security holders. Refer to Note 13 in the Notes to the Consolidated Financial Statements on page F-28 of this report for a description of the equity compensation plans.
Column (a) includes only performance units that have vested but the payout of which has been deferred. Column (c) includes 3,353,516 shares available for issuance under the Company's 2006 Omnibus Incentive Plan. The plan permits the Company to issue common stock at times other than upon the exercise of options, warrants, or rights; for example, issuance in the form of restricted stock grants.

Performance Graph
The following graph shows a comparison of the cumulative total returns from December 31, 2007 to December 31, 2012, for the Company, the Russell 2000 Index, and the Morningstar Diversified Industrials Index ("Morningstar Group Index").
The graph assumes that $100 was invested on December 31, 2007 in the Company's common stock, the Russell 2000 Index, and the Morningstar Group Index, a peer group index, and that all dividends were reinvested.

Comparison of 5-Year Cumulative Total Return
Among Sauer-Danfoss Inc.,
Russell 2000 Index and Morningstar Group Index
Sauer-Danfoss Inc.
Russell 2000 Index
Morningstar Group Index
DOLLARS
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
ASSUMES $100 INVESTED ON 12/31/2007
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING 12/31/2012

Item 6.    Selected Financial Data.
SELECTED FINANCIAL DATA

	2012	2011	2010		2009		2008
	(in millions except per share data)
Operating Data:
Net sales	$1,916.1	$2,057.5	$1,640.6		$1,159.0		$2,090.5
Gross profit	616.9	657.2	498.1		128.0		435.6
Selling, general and administrative	235.1	228.0	195.5		209.7		258.5
Research and development	64.1	64.0	51.6		61.4		82.9
Impairment charges	—	—	—		50.8		58.2
Loss (gain) on sale of businesses and asset disposals	(0.1)	0.6	7.6		16.4		9.6
Total operating expenses	299.1	292.6	254.7	—	338.3	—	409.2
Total interest expense, net	15.0	21.1	49.4		48.4		24.6
Loss on early retirement of debt	1.3	1.2	2.4		15.8		—
Net income (loss) attributable to Sauer-Danfoss Inc.	181.8	229.9	213.4		(345.8)		(29.1)
Per Share Data:
Income (loss) per common share, basic	$3.75	$4.75	$4.41		$(7.15)		$(0.60)
Income (loss) per common share, diluted	$3.75	$4.74	$4.40		$(7.15)		$(0.60)
Cash dividends declared per share	$1.40	$—	$—		$—		$0.72
Weighted average basic shares outstanding	48.4	48.4	48.4		48.3		48.2
Weighted average diluted shares outstanding	48.5	48.5	48.5		48.3		48.2
Balance Sheet Data:
Inventories	$178.2	$217.7	$201.0		$177.6		$325.5
Property, plant and equipment, net	342.2	367.8	408.1		513.5		598.4
Total assets	1,399.0	1,278.3	1,128.2		1,068.3		1,467.7
Total debt (1)	178.9	200.5	281.5		533.2		491.4
Stockholders' equity	696.9	577.8	369.1		154.6		477.9
Debt to total capital	20.4%	25.8%	43.3%		77.5%		50.7%
Other Data:
Backlog (at year-end)	$837.0	$939.8	$814.2		$509.5		$743.7
Depreciation and amortization	80.5	88.1	97.3	80.5	117.1	88,094.0	113.0
Capital expenditures	48.6	51.8	26.2		43.0		198.6
EBITDA (2)	401.1	449.6	344.2		(89.9)		175.6
Cash flows from (used in):
Operating activities	335.3	374.2	269.3		86.8		183.5
Investing activities	(228.7)	(228.0)	(18.0)		(42.2)		(187.5)
Financing activities	(98.0)	(112.6)	(249.2)		(24.7)		4.7

(1)	Total debt includes notes payable and bank overdrafts, long-term debt due within one year, and long-term debt.

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

	2012	2011	2010	2009	2008
Cash flows from operating activities	$335.3	$374.2	$269.3	$86.8	$183.5
Increase (decrease) in working capital, excluding the effects of acquisitions
Accounts receivable, net	2.3	1.0	63.8	(91.4)	(71.7)
Inventories	(39.9)	19.0	28.5	(153.4)	16.8
Other current assets	0.3	(10.2)	8.1	5.0	7.9
Accounts payable	10.1	(0.5)	(77.6)	54.2	14.5
Accrued liabilities	(2.4)	(12.2)	(16.6)	20.7	(23.6)
Deferred income taxes, pension and postretirement benefits and other	(13.2)	(23.4)	68.1	(137.0)	9.5
Interest expense, net and loss on early retirement of debt	16.3	22.3	51.8	64.2	24.6
Income tax	92.3	79.4	(51.2)	61.0	14.1
EBITDA	$401.1	$449.6	$344.2	$(89.9)	$175.6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement
This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this annual report, contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements regarding future performance, growth, sales and earnings projections, conditions or developments are forward-looking statements. Words such as “anticipates,” “in the opinion,” “believes,” “intends,” “expects,” “may,” “will,” “should,” “could,” “plans,” “forecasts,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions may be intended to identify forward-looking statements.
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

Executive Summary of 2012 Compared to 2011
The nature of the Company's operations as a global producer and supplier in the fluid power industry means the Company is impacted by changes in local economies, including currency exchange rate fluctuations. In order to gain a better understanding of the Company's base results, a financial statement user needs to understand the impact of those currency exchange rate fluctuations. The following table summarizes the change in the Company's results from operations by separately identifying changes due to currency fluctuations and the underlying change in operations from 2011 to 2012. This analysis is more consistent with how the Company's management internally evaluates results.

(in millions)	2011	Currency fluctuations	Underlying change	2012
Net Sales	$2,057.5	$(62.0)	$(79.4)	$1,916.1
Gross Profit	657.2	(24.4)	(15.9)	616.9
% of Net Sales	31.9%			32.2%
Selling, general and administrative	228.0	(10.3)	17.3	235.0
Research and development	64.0	(2.7)	2.8	64.1
Loss (gain) on sale of businesses and asset disposals	0.6	—	(0.7)	(0.1)
Total operating costs	292.6	(13.0)	19.4	299.0
Operating income	364.6	(11.4)	(35.3)	317.9
% of Net Sales	17.7%			16.6%
Interest expense, net	(21.1)	—	6.1	(15.0)
Loss on early retirement of debt	(1.2)	—	(0.1)	(1.3)
Other, net	(3.1)	(0.1)	6.0	2.8
Income before income taxes	339.2	(11.5)	(23.3)	304.4
% of Net Sales	16.5%			15.9%
Income tax	(79.4)	2.8	(15.7)	(92.3)
Net income	259.8	(8.7)	(39.0)	212.1
Net income attributable to noncontrolling interest, net of tax	(29.9)	—	(0.4)	(30.3)
Net income attributable to Sauer-Danfoss Inc.	$229.9	$(8.7)	$(39.4)	$181.8
Net sales for the year ended December 31, 2012 decreased 4 percent compared to the year ended December 31, 2011, excluding the effects of currency. Excluding the impacts of currency, sales increased 7 percent in the Americas, while sales decreased 19 percent in Asia-Pacific and 10 percent in Europe. Sales in the Work Function segment were down 12 percent, followed by decreases of 5 percent in the Hydrostatics segment and 2 percent in the Controls segment. Sales in the Stand-Alone Businesses segment increased 4 percent.
Gross profit decreased $15.9 million during the year ended December 31, 2012, excluding the impact of currency, mainly due to reduced sales volume in relation to fixed production costs. Partially offsetting the negative impact of reduced sales in 2012 was a $9.5 million reduction in warranty and field recall costs.
Total operating costs increased by $19.4 million during 2012 when compared to the same period in 2011, excluding the impact of currency. Selling, general and administrative costs increased 8 percent, while research and development costs experienced a 4 percent increase. Higher costs in 2012 were partially due to wage and salary increases, as well as the Company's continued investments in China as part of its long-term growth strategy. In 2012 the Company incurred restructuring costs of $1.1 million related to the reorganization of the European sales organization, as well as executive separation costs of $2.7 million. Partially offsetting the negative impact of these items in 2012 was a $1.6 million reduction in incentive plan costs. In 2011 the Company incurred restructuring costs of $4.1 million related to restructuring of the European sales organization.
In 2011 the Company incurred costs of $1.2 million related to the write-down of a building in Odense, Denmark. This was partially offset by a $0.6 million gain on the sale of a building in Lawrence, Kansas.
Net interest expense decreased in 2012 due to a reduction in the principal balance of debt outstanding during the year. A reduction in borrowing capacity at the request of the Company resulted in a $1.3 million loss on early retirement of debt in 2012, which consisted of prepayment penalties of $0.8 million and $0.5 million related to the write-off of unamortized deferred financing costs. Reduction of availability of a revolving credit facility in 2011 resulted in a $1.2 million loss on early retirement of debt due to the write-off of unamortized deferred financing costs.
Operating Results—2012 Compared to 2011
Sales Growth by Market
The following table summarizes the Company's sales growth by market. The table and following discussion is on a comparable basis, which excludes the effects of currency fluctuations.

	Americas		Asia-Pacific		Europe		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

Agriculture/Turf Care	$56.6	14%	$4.4	29%	$(33.1)	(13)%	$27.9	4%
Construction/Road Building	4.3	3	(42.0)	(25)	(14.5)	(9)	(52.2)	(11)
Specialty	7.5	8	(8.1)	(22)	(22.9)	(9)	(23.5)	(6)
Distribution	(2.0)	(1)	(23.7)	(17)	(5.9)	(5)	(31.6)	(6)
Agriculture/Turf Care
Sales into the agriculture/turf care market showed a modest increase of 4 percent during the year ended December 31, 2012 compared to the same period in 2011. Agricultural sales in the Americas continue to benefit from high commodity prices as well as strong demand for sprayers and harvesting equipment in Brazil, although South American sales have been negatively impacted in recent months by restrictive trade laws in Argentina. Sales in the turf care market continue to show improvement due to growing consumer confidence. Agricultural sales in Europe have declined due to a weakened European economy as well as high interest rates and political uncertainty in India. The Asia-Pacific region contributes less than 5 percent of the sales in the agriculture/turf care market, therefore any change in the Asia-Pacific region does not significantly impact the total market.
Construction/Road Building
Sales in the construction/road building markets declined in Europe and the Asia-Pacific region during the year ended December 31, 2012 compared to the same period in 2011, which more than offset a modest sales increase in the Americas. Sales in Europe were down due to a weakened European economy. The sales decline in the Asia-Pacific region was largely due to reduced demand for rollers and transit mixers in China, as well as credit restrictions imposed by the Chinese government. Sales in the Americas benefited from increased demand as a result of renewed investments in aging rental fleets despite depressed residential construction markets and a weak road building market due to limited spending by state and local governments due to budget constraints.
Specialty
Specialty vehicles are comprised of a variety of markets including forestry, material handling, marine, waste management and waste recycling. Overall sales into the specialty vehicle market decreased 6 percent compared to 2011. Sales in the Americas increased due to increased demand for aerial lifts driven by renewed investments in aging rental fleets. Sales in the Asia-Pacific region declined largely due to a saturated railway carrier market and suspended infrastructure programs in China, as well as credit restrictions imposed by the Chinese government. Sales in Europe declined due to weakening forestry and mining markets despite continued strong demand for telehandlers and aerial lifts during the first half of the year.
Distribution
Products related to all of the above markets are sold to distributors, who then serve smaller OEMs.

Order Backlog
The following table shows the Company's order backlog and orders written activity for 2011 and 2012, separately identifying the impact of currency fluctuations.

(in millions)	2011	Currency fluctuation	Underlying change	2012
Backlog at December 31	$939.8	$2.2	$(105.0)	$837.0
Orders written	2,190.8	(61.4)	(311.3)	1,818.1
Total order backlog at the end of 2012 was $837.0 million, compared to $939.8 million at the end of 2011. On a comparable basis, excluding the impact of currency fluctuation, order backlog decreased 11 percent compared to 2011. Backlog levels can vary as customers alter their sales order patterns.
New sales orders written for 2012 were $1,818.1 million, a decrease of 14 percent compared to 2011, excluding the impact of currency fluctuations.
Business Segment Results
The following discussion of operating results by reportable segment relates to information as presented in Note 17 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. Hydrostatics (formerly Propel) products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and HICs, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle, but are marketed under their own names and are managed as stand-alone businesses.
The following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year.

(in millions)	2011	Currency fluctuation	Underlying change	2012
Net sales
Hydrostatics	$948.2	$(19.0)	$(45.5)	$883.7
Work Function	377.5	(19.7)	(46.2)	311.6
Controls	322.5	(12.8)	(6.1)	303.6
Stand-Alone Businesses	409.3	(10.5)	18.4	417.2
Segment income (loss)
Hydrostatics	$210.5	$(5.5)	$(31.4)	$173.6
Work Function	59.2	(4.4)	(6.5)	48.3
Controls	78.5	(3.7)	(0.6)	74.2
Stand-Alone Businesses	58.6	(1.1)	10.9	68.4
Global Services and other expenses, net	(45.3)	2.0	(0.5)	(43.8)
Hydrostatics Segment
Sales in the Hydrostatics segment decreased 5 percent during 2012 compared to 2011, excluding the effects of currency fluctuations. Segment income decreased $31.4 million excluding the effects of currency fluctuations, primarily due to reduced sales volumes and increased operating costs. Total operating costs increased $12.3 million, partially due to the Company's continued investments in China as part of its long-term growth strategy. Segment income was favorably impacted by a $2.6 million reduction in warranty and field recall costs, as well as a $1.9 million reduction in incentive plan costs.

Work Function Segment
The Work Function segment experienced a 12 percent decrease in sales during 2012 compared to 2011, excluding the effects of currency fluctuations, largely due to weakened economic conditions in Europe. Segment income decreased $6.5 million primarily due to reduced sales volume. Partially offsetting the negative impact of reduced sales was a 3 percentage point increase in contribution margin largely due to improved production efficiency and higher margins on export sales from Europe to the United States due to the strengthening of the U.S. dollar during the first half of the year.
Controls Segment
Net sales in the Controls segment decreased 2 percent in 2012 compared to 2011, excluding the effects of currency fluctuations. Segment income remained level compared to 2011 largely due to a 2 percentage point increase in contribution margin driven by an $8.3 million reduction in warranty and field recall costs. In addition, segment income was favorably impacted by a $1.2 million reduction in incentive plan costs in 2012 compared to 2011.
Stand-Alone Businesses Segment
The Stand-Alone Businesses segment experienced a 4 percent increase in sales in 2012 compared to 2011, excluding the effects of currency fluctuations. Segment income increased $10.9 million due to increased sales volume, as well as a $2.8 million reduction in fixed production cots. Partially offsetting the positive impact of increased sales and reduced fixed production costs was a $2.0 million increase in operating costs.
Global Services and other expenses, net
Segment costs in Global Services and other expenses, net, relate to internal global service departments. Global services include such costs as consulting for special projects, tax and accounting fees paid to outside third parties, internal audit, certain insurance premiums, and the amortization of intangible assets from certain business combinations. Global services and other expenses remained level in 2012 compared to 2011, excluding the impacts of currency. In 2012 the Company incurred executive severance costs of $2.6 million, as well as restructuring costs of $1.1 million related to the restructuring of the European sales organization. Global incentive plan costs increased $2.4 million in 2012 compared to 2011. The negative impact of these items was offset by the fact that the Company experienced a $4.8 million reduction in loss on foreign currency transactions in 2012 compared to 2011. In 2011 the Company recognized restructuring costs of $4.7 million related to the restructuring of the European sales organization.
Income Taxes
The Company recognized tax expense of $92.3 million on pretax income of $304.4 million in 2012 resulting in an effective tax rate of 30.3 percent. The Company has returned to a more normal effective tax rate which is impacted by the Company's worldwide earnings mix.

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
Net sales for the year ended December 31, 2011 increased 21 percent compared to the year ended December 31, 2010, excluding the effects of currency. Net sales increased in all regions and segments. Excluding the impacts of currency, sales increased 25 percent in the Americas, 22 percent in Europe and 12 percent in Asia-Pacific. Sales in the Hydrostatics segment were up 28 percent, followed by increases of 27 percent in the Controls segment, 13 percent in the Work Function segment, and 12 percent in the Stand-Alone Businesses segment.
Gross profit increased significantly during the year ended December 31, 2011, excluding the impact of currency, due to increased sales volumes in relation to fixed production costs, partially due to reduced depreciation. In 2010 gross profit was negatively impacted by restructuring costs of $3.1 million related to the closure of the Lawrence, Kansas facility. Partially offsetting the positive impact of increased sales in 2011 were increased warranty and field recall costs of $7.4 million.
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
Business Segment Results
The following discussion of operating results by reportable segment relates to information as presented in Note 17 in the Notes to Consolidated Financial Statements. Segment income is defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. Hydrostatics products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses include open circuit gear pumps and motors, cartridge valves and HICs, directional control valves, inverters and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle, but are marketed under their own names and are managed as stand-alone businesses.
The following table provides a summary of each segment's net sales and segment income, separately identifying the impact of currency fluctuations during the year.

(in millions)	2010	Currency fluctuation	Underlying change	2011
Net sales
Hydrostatics	$717.2	$30.6	$200.4	$948.2
Work Function	320.7	15.2	41.6	377.5
Controls	243.2	13.2	66.1	322.5
Stand-Alone Businesses	359.5	6.2	43.6	409.3
Segment income (loss)
Hydrostatics	$165.0	$6.4	$39.1	$210.5
Work Function	28.7	2.6	27.9	59.2
Controls	49.1	3.4	26.0	78.5
Stand-Alone Businesses	35.8	0.7	22.1	58.6
Global Services and other expenses, net	(31.7)	(1.4)	(12.2)	(45.3)
Hydrostatics Segment
Sales in the Hydrostatics segment increased 28 percent during 2011 compared to 2010, excluding the effects of currency fluctuations. Segment income increased $39.1 million, excluding the effects of currency fluctuations, primarily due to higher sales volumes. Partially offsetting the positive impact of increased sales in 2011 were increases in premium freight costs of $2.3 million and warranty and field recall costs of $2.3 million. Total operating costs increased $25.7 million, with the largest increase in research and development costs. In 2010 the Hydrostatics segment recognized a $0.8 million gain on sale of equipment.

Work Function Segment
The Work Function segment experienced a $27.9 million increase in segment income in 2011 compared to 2010, excluding the effects of currency fluctuations, primarily due to a 13 percent increase in sales. Gross profit margin increased 4 percentage points due to increased sales volume in relation to fixed production costs, which decreased by $3.5 million. Also contributing to the increase in segment income was a reduction in warranty and field recall costs of $0.8 million, as well as a $0.6 million gain on the sale of a building in Lawrence, Kansas. In 2010 the Work Function segment recognized restructuring costs of $4.0 million related to the closure of the Lawrence facility and costs of $1.1 million related to future lease payments on the Kolding, Denmark facility.
Controls Segment
Net sales in the Controls segment increased 27 percent in 2011 compared to 2010, excluding the effects of currency fluctuations. Segment income increased $26.0 million in 2011 largely due to higher sales volume and a change in product mix. Also contributing to the increase in segment income was the fact that in 2010 the Controls segment recognized a loss on sale of business of $3.5 million, net of royalty income, related to the exit from the electric drives business. Partially offsetting the increased sales and reduced costs related to these items in 2011 were increased warranty and field recall costs of $3.1 million. Total operating costs increased $7.0 million, with the largest increase in research and development costs.
Stand-Alone Businesses Segment
Net sales in the Stand-Alone Businesses segment increased 12 percent in 2011 compared to 2010, excluding the effects of currency fluctuations. Segment income increased $22.1 million primarily due to higher sales volume, as well as reductions in fixed production costs of $1.9 million and operating costs of $2.7 million. Also contributing to the increase in segment income was the fact that in 2010 the Stand-Alone Businesses segment recognized restructuring costs of $1.8 million related to the closure of the Lawrence, Kansas facility. Partially offsetting the increased sales and reduced costs related to these items in 2011 were increased warranty and field recall costs of $2.8 million.
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
Income Taxes
The Company recognized tax expense of $79.4 million on pre-tax income of $339.2 million resulting in an effective tax rate of 23.4 percent.
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

In previous years, the Company had been well balanced between its U.S. and European operations because the Company generated its sales in the same region in which it incurred its expenses, or shipped products between geographic regions on a balanced basis. However, in recent years the balance has shifted and the amount of sales made in U.S. dollars has increased, whereas the production costs are in a currency other than the U.S. dollar, increasing the Company's exposure to transaction risk. In 2012 the Company sold a total of $190.2 million of product into the U.S. that had been produced in European-based currencies compared to sales into Europe of $51.9 million of product produced in U.S. dollars. In 2012 the results were unfavorable, as the dollar weakened slightly in comparison to other currencies. The Company produces and sells its product in several regions of the world, however the U.S. and European transactions comprise the majority of the imbalance between regions.
The Company enters into forward contracts to minimize the impact of currency fluctuations on cash flows related to forecasted sales denominated in currencies other than the functional currency of the selling location. The forecasted sales represent sales to both external and internal parties. Any effects of the forward contracts related to sales to internal parties are eliminated in the consolidation process until the related inventory has been sold to an external party. The forward contracts qualify for hedge accounting and therefore are subject to effectiveness testing at the inception of the contract and throughout the life of the contract. In 2012, as a result of hedge accounting for the forward contracts, the Company recognized a decrease to net sales of $3.4 million and a decrease to other expense of $0.2 million. The fair value of forward contracts included on the balance sheet at December 31, 2012 was a net asset of $1.4 million.
The Company is also impacted by translation risk in terms of comparing results from period to period. Fluctuations of currencies against the U.S. dollar can be substantial and therefore, significantly impact comparisons with prior periods. Translation affects the comparability of both the income statement and the balance sheet. As shown in the table below, the translation impact on net sales was significant in 2012 as the euro weakened against the U.S. dollar for much of the first half of the year while it strengthened during the second half of the year.

	Percentage Sales Growth Over Prior Year
	2012	2011	2010
As Reported	(6.9)%	25.4%	41.6%
Without Currency Translation Impact	(3.9)	21.4	41.9
The change in the exchange rate affects the comparability of the balance sheet between 2012 and 2011 as the balance sheet accounts are translated at the exchange rate as of December 31. The U.S. dollar weakened 2.2 percent against the euro and 1.8 percent against the Danish kroner from December 31, 2011 to December 31, 2012. The weakening of the dollar has resulted in approximately 32 percent of the Company's total balance sheet being stated approximately 2.0 percent higher than the prior year.
Interest Rate Changes
The following table summarizes the maturity of the Company's fixed-rate debt obligations (amounts in millions):

Fixed Rate Debt
2013	$0.5
2014	0.1
2015	178.3
2016	—
2017	—
2018 and thereafter	—
Total	$178.9

Liquidity and Capital Resources
The Company's principal sources of liquidity have been cash flow from operations and from its credit facilities. The Company historically has accessed diverse funding sources, including short-term and long-term unsecured bank lines of credit in the Americas, Europe, and Asia.

The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S that is unsecured and includes a term loan of approximately $178 million ($140 million and 29 million euro) that will mature in September 2015. In September 2012, upon the request of the Company, the term loan amount was reduced by approximately $20 million (16 million euro). A prepayment penalty of $0.8 million was incurred as a result of the term loan reduction. The Credit Agreement also had a revolving credit facility that permitted borrowings of approximately $100 million ($75 million and 20 million euro) at December 31, 2011. At the Company's request the revolving credit facility was canceled in July 2012. The Company did not expect to borrow against the revolving facility due to its strong cash position and therefore canceled the facility to reduce expense related to commitment fees. The Danfoss Agreement contains no financial covenants but it does contain a number of affirmative and negative covenants that, among other things, require the Company to obtain the consent of Danfoss A/S prior to engaging in certain types of transactions.

As a result of strong cash flow and a strong balance sheet, the Company announced in March that its Board of Directors had reinstated a quarterly cash dividend. A cash dividend of $0.35 per share was declared in each quarter during 2012. The Company had suspended the payment of dividends in March 2009 in response to the recession. The Company expects to continue to generate strong cash flow and therefore plans to continue paying dividends on a quarterly basis going forward.

As the Company has significant international operations, a portion of the cash on the balance sheet is held in foreign subsidiaries. The repatriation of cash balances from certain foreign subsidiaries could have adverse tax consequences or be subject to capital controls, however, those balances are generally available without legal restrictions to fund local ordinary business operations. With few exceptions, the Company intends to reinvest these earnings permanently and, therefore, U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries. At December 31, 2012 $163.6 million, or 37 percent, of the cash, cash equivalents and cash deposited with related persons is on the balance sheet of subsidiaries for which U.S. income taxes have not been provided for the undistributed earnings.

The Company expects to have sufficient sources of liquidity to meet its future funding needs for the foreseeable future.
Cash Flows from Operations
Cash provided by operating activities was $335.3 million in 2012 compared to $374.2 million in 2011. Contributing to the decrease was a $47.7 million reduction in net income in 2012 compared to 2011, as well as $14.6 million reduction in cash provided by the change in net deferred income tax assets. Also contributing to the decrease was a $9.9 million reduction in cash provided by changes in accrued liabilities, while changes in other current assets used $0.3 million in cash in 2012 while providing cash of $10.2 million in 2011. The reduced cash flow related to these items was partially offset by changes in net pension and postretirement benefits, which provided cash of $8.3 million in 2012 while using $6.3 million in cash in 2011. In addition, changes in net working capital, consisting of accounts receivable, inventories, and accounts payable, provided cash of $27.5 million in 2012 while using $19.4 million in 2011. The positive trend in net working capital was driven by inventory reduction efforts in 2012.
Total cash of the Company, excluding cash deposited with related parties, increased $9.7 million from December 31, 2011 to December 31, 2012. At December 31, 2012 cash balances in China totaled $39.1 million, an increase of $11.9 million from December 31, 2011. The Company's Chinese entities did not have cash deposited with related parties at December 31, 2012 or December 31, 2011. Due to the nature of the governmental and other regulatory controls, it is difficult to transfer cash out of China for reasons other than payment for goods shipped into the country. As the Company continues to consider expanding its manufacturing capabilities in low-cost regions, it will make every effort to utilize the cash balances in those regions to fund future expansions. Total cash of the Company, including cash deposited with related parties, increased $190 million from December 31, 2011 to December 31, 2012 due to strong cash flows during the year.
Cash Used in Investing Activities
Cash used in investing activities totaled $228.7 million in 2012 compared to $228.0 million in 2011. The Company invested an additional $180.6 million of excess cash with related persons during the year. The majority of cash deposited with related persons relates to excess cash loaned to Danfoss A/S, which may be offset against the term loan outstanding under the Danfoss Agreement if Danfoss A/S were not able to repay the cash. The Company had five deposits of cash with Danfoss A/S, totaling $336.1 million and $168.5 million at December 31, 2012 and 2011, respectively. Capital expenditures during the period were $48.6 million compared to $51.8 million in 2011.

Cash Used in Financing Activities
In March 2012 the Company announced that its Board of Directors had reinstated a quarterly cash dividend, which had been suspended since March 2009. The Company paid cash dividends of $50.9 million in 2012. Net repayment of borrowings used $21.9 million of cash during 2012 compared to $82.6 million in 2011. The Company also paid $0.8 million in debt extinguishment costs during 2012.
The Company makes varying distributions to its noncontrolling interest partners from its various joint venture activities depending on the amount of undistributed earnings of the business and the needs of the partners. Distributions totaled $24.4 million in 2012 compared to $17.1 million in 2011. In 2010 the Company received $13.2 million net cash from Danfoss A/S in connection with the tax sharing agreement in Denmark which was repaid to Danfoss in 2011.
Contractual Cash Obligations
The majority of the Company's contractual obligations to make cash payments to third parties are for financing obligations. These include future lease payments under both operating and capital leases. The following table discloses the Company's future commitments under contractual obligations as of December 31, 2012:

Contractual Cash Obligations(1)	Total	2013	2014	2015	2016	2017	2018 and thereafter
Long-term debt	$178.9	$0.5	$0.1	$178.3	$—	$—	$—
Interest on long-term debt	35.4	13.2	13.2	9.0	—	—	—
Capital leases	0.7	0.6	0.1	—	—	—	—
Operating leases	89.2	17.9	15.3	12.4	7.5	6.8	29.3
Rental and service agreements with related person Danfoss A/S	42.8	8.7	8.5	8.5	8.4	8.4	0.3
Service Agreements	$13.2	$6.2	$3.8	$2.7	$0.3	$0.2	$—
Total contractual cash obligations	$360.2	$47.1	$41.0	$210.9	$16.2	$15.4	$29.6

The following assumptions are used in the calculation of the contractual cash obligations:

(1)	Commitments denominated in a currency other than the U.S. dollar are translated at the December 31, 2012 exchange rate.
In addition to the above contractual obligations, the Company has certain other funding needs that are non-contractual by nature, including funding of certain pension plans and payment of dividends. In 2013 the Company anticipates contributing $14.9 million to its pension and health benefit plans. In 2012 the Company declared a dividend of $17.0 million to be paid in 2013.
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
The discussion below should be read in conjunction with disclosures elsewhere in this discussion and in the Notes to the Consolidated Financial Statements related to estimates, uncertainties, contingencies, and new accounting standards. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements beginning on page F-6. The development and selection of accounting estimates, including those deemed "critical," and the associated disclosures in this discussion, have been discussed by management with the audit committee of the Board of Directors.
Inventory Valuation    As a manufacturer in the capital goods industry, inventory is a substantial portion of the assets of the Company, amounting to over 12 percent of total assets at December 31, 2012. The Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes recording period adjustments as needed to 1) record expenses due to excess capacity, 2) provide for excess and obsolete inventory, and 3) ensure that inventory is valued at the lower of cost or market. On a quarterly basis, management within each segment performs an analysis of the underlying inventory to identify the need for appropriate write-downs to cover each of these items. In doing so, management applies consistent practices based upon historical data such as actual loss experience, past and projected usage, actual margins generated from trade sales of its products, and finally its best judgment to estimate the appropriate carrying value of the inventory.
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
When testing for goodwill impairment, the Company performs a first step of the goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a second step is performed to measure the amount of any impairment loss. The Company determined that the fair value of goodwill for all reporting units was greater than their carrying values at December 31, 2012.

Estimates about fair value used in the first step of the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach is supported by other valuation approaches, such as similar transaction and guideline analyses. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions among others. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. At December 31, 2012 the Company had $35.3 million of goodwill related to its hydrostatics and electronic components reporting units, which was tested for impairment and determined to not be impaired.
The Company tests its long-lived assets for recoverability at any time that an event or change in circumstances occurs that indicates the carrying amount of the long-lived assets may not be recoverable. Events or circumstances that may trigger a recoverability test include a significant change in the market price of similar long-lived assets; a change in the use of the long-lived asset due to product rationalization efforts or restructuring of manufacturing facilities; a significant adverse change in legal factors, business climate, industry or economic conditions ; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; historical and projected operating losses associated with the use of a long-lived asset; or an expectation that more likely than not, a long-lived asset will be disposed of significantly before the end of its previously estimated useful life. The Company reviews these factors quarterly to determine whether a triggering event has occurred. No triggering events were noted in 2012.
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
The assumptions used in developing the required estimates include the following key factors: discount rates, inflation, salary growth, expected return on plan assets, retirements rates, and mortality rates.
The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high-quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.

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
The Company's funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts the Company may deem to be appropriate. In 2013 the Company anticipates contributing $8.9 million to its U.S. plans, $1.9 million to its German plans, and $0.9 million to its U.K. plans.
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
In addition, the Company must determine the actuarial assumption for the health care cost trend rate used in the calculation of the accumulated postretirement benefit obligation for the end of the current year and to determine the net periodic postretirement benefit cost for the subsequent year. As of December 31, 2012 a 1 percentage point change in the assumed health care cost trend rate would impact the expense recognized in 2012 by less than $0.1 million and would affect the postretirement benefit obligation by $1.0 million. In 2013 the Company anticipates contributing $3.2 million to this plan.
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

In September 2011 the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-

step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the fourth quarter of each year. The adoption of this updated authoritative guidance did not have an impact on the consolidated financial statements.

Outlook
Due to uncertainty in the global economy, Company management expects a moderate change in sales during 2013 when compared to 2012, with sales increasing as much as 7 percent or decreasing as much as 3 percent. Capital expenditures during 2013 are expected to be $65.0 to $75.0 million.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Certain market risks are discussed on pages 23 through 24 of this report, and the other disclosure requirements are considered either not applicable or not material.

Item 8.    Financial Statements and Supplementary Data.
The Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, and Report of Management are presented on pages F-1 through F-34 of this report.
Item 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (Exchange Act), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company's disclosure controls and procedures were effective to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rules 13a-15(c) and 15d-15(c) of the Exchange Act, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
KPMG LLP, an independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as a part of the audit, has issued its attestation report, included in Item 8, on the effectiveness of the Company's internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding directors of the Company is set forth under the section entitled "ELECTION OF DIRECTORS" of the Company's Proxy Statement for the annual meeting of stockholders to be held June 13, 2013 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company." Information regarding the Company's code of conduct and code of ethics is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Code of Conduct and Code of Ethics" of the Proxy Statement, and is incorporated herein by reference. Information regarding the Company's audit committee is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Audit Committee" of the Proxy Statement and is incorporated herein by reference. Copies of the Worldwide Code of Legal and Ethical Business Conduct and the Code of Ethics for Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other Senior Finance Staff are posted on the Company's website at http://ir.sauer-danfoss.com, and printed copies of such codes may be obtained, without charge, by written request addressed to Kenneth D. McCuskey, Corporate Secretary, 2800 E. 13th Street, Ames, Iowa 50010.
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II on page 11 of this report. Information regarding security ownership is set forth under the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
In connection with the acquisition of Danfoss Fluid Power in May 2000 and the acquisition of additional assets and business operations of the fluid power business of Danfoss A/S in January 2001, the Company has entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. Information regarding these relationships and agreements, in addition to other related person transactions, is set forth in Note 14 in the Notes to Consolidated Financial Statements on page F-29 of this report, and is incorporated herein by reference.
The Company has a Credit Agreement (Danfoss Agreement) with Danfoss A/S, the Company's majority stockholder, that is unsecured and includes term loans of $178 million ($140 million and 29 million euro) that will mature in September 2015. Information regarding this relationship and loan transaction is set forth in Notes 8 and 14 in the Notes to Consolidated Financial Statements on pages F-16 through F-17 and F-29 of this report, respectively, and is incorporated herein by reference.
Additional information regarding related person transactions is set forth under the section entitled "GOVERNANCE OF THE COMPANY—Transactions with Related Persons" of the Proxy Statement, and is incorporated herein by reference. Information about the independence of the Company's directors is set forth in the Proxy Statement under the section entitled "GOVERNANCE OF THE COMPANY" under the subheadings "Board of Directors" and "Basis for Board Determination of Independence of Directors" and is incorporated herein by reference.

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
Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, on page F-1.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, on page F-2.
Consolidated Balance Sheets as of December 31, 2012 and 2011, on page F-3.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010, on page F-4.
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, on page F-5.
Notes to Consolidated Financial Statements on pages F-6 through F-32.
Report of Independent Registered Public Accounting Firm, KPMG LLP, and Report of Management on pages F-33 through F-34.

(2)	The following schedule:
Schedule II, Valuation and Qualifying Accounts, on page F-35.
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

10.1(b)	The Lease Agreement for the Company's Osaka, Japan, facility is attached hereto.
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

10.1(m)
The Separation Agreement and General Release dated as of August 29, 2012 by and between Sauer-Danfoss GmbH & Co. OHG, Sauer-Danfoss Inc. and Sven Ruder is attached as Exhibit 10.2 to the Company's Form 10-Q filed on October 25, 2012, and is incorporated herein by reference.

10.1(n)
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

10.1(q)
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

10.1(s)
The Employment Contact effective as of May 1, 2011 by and between Sauer-Danfoss ApS and Helge Joergensen is attached as Exhibit 10.1 to the Company's Form 10-Q filed on August 4, 2011, and is incorporated herein by reference.

10.1(t)
The Employment Contract dated as of August 30, 2012 by and between Sauer-Danfoss GmbH and Co. OHG and Eric Alstrom is attached as Exhibit 10.2 to the Company's Form 10-Q filed on October 25, 2012, and is incorporated herein by reference.

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

Exhibit No.	Description of Document
10.1(x)	The Second Amendment to Sauer-Danfoss Inc. 1998 Long-Term Incentive Plan is attached as Exhibit 10 to the Company's Form 8-K filed on August 24, 2006, and is incorporated herein by reference.
10.1(y)
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

10.1(aa)
The First Amendment to the Sauer-Danfoss Inc. Deferred Compensation Plan for Selected Employees, effective December 31, 2005, is attached as exhibit 9.1 to the Company's Form 8-K filed on December 7, 2005, and is incorporated herein by reference.

10.1(ab)
The Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (as Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ao) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(ac)	The First Amendment to the Sauer-Danfoss Inc. Supplemental Executive Savings & Retirement Plan (as Amended and Restated Effective January 1, 2008), is attached hereto.*
10.1(ad)
The Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees and US Nonemployee Directors (As Amended and Restated Effective as of January 1, 2008), is attached as Exhibit 10.1(ar) to the Company's Form 10-K filed on March 24, 2009, and is incorporated herein by reference.

10.1(ae)
The First Amendment to the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees and U.S. Nonemployee Directors (as Amended and Restated Effective January 1, 2008), is attached hereto.*

10.1(af)
The Second Amendment to the Sauer-Danfoss Inc. 409A Deferred Compensation Plan for Selected Employees and U.S. Nonemployee Directors (as Amended and Restated Effective January 1, 2008), is attached hereto.*

10.1(ag)	The Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is filed as Appendix A to the Company's Definitive Proxy Statement filed on April 24, 2006, and is incorporated herein by reference.
10.1(ah)
The form of Performance Unit Award Agreement under the Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan is attached as Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2007, and is incorporated herein by reference.

10.1(ai)
The form of Sauer-Danfoss Inc. 2006 Omnibus Incentive Plan Restricted Stock Award Agreement is attached as Exhibit 10.1(aq) to the Company's Form 10-K filed on March 4, 2010, and is incorporated herein by reference.

10.1(aj)
The Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan (as Amended and Restated Generally Effective January 1, 2008) is attached as Exhibit 10 to the Company's Form 8-K filed on September 17, 2007, and is incorporated herein by reference.

10.1(ak)	The First Amendment to the Sauer-Danfoss Inc. Final Average Pay Supplemental Retirement Benefit Plan (as Amended and Restated Effective January 1, 2008), is attached hereto.*
10.1(al)
The Amended and Restated Credit Agreement dated as of September 7, 2010 by and between Danfoss A/S and the Company is attached as Exhibit 10.1 to the Company's Form 8-K filed on September 9, 2010, and is incorporated herein by reference.

10.1(am)
The Loan Agreement dated as of August 18, 2011 by and between Danfoss A/S and the Company is attached as Exhibit 10.1 to the Company's Form 10-Q filed on November 3, 2011, and is incorporated herein by reference.

10.1(an)	The Second Amended and Restated Manufacturing Joint Venture Agreement dated as of October 30, 2012, by and between Sauer-Danfoss Inc., and Daikin Industries, Ltd., is attached hereto.*
21	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).*
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

Exhibit No.	Description of Document
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(b)The exhibits that are listed under Item 15(a)(3) above are filed or incorporated by reference hereunder.

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.

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
Kenneth D. McCuskey Vice President and Chief Accounting Officer, Secretary
Date: February 21, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person signing below also hereby appoints Eric Alstrom and Kenneth D. McCuskey, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Sauer-Danfoss Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ ERIC ALSTROM	Director and President and Chief Executive Officer	February 21, 2013
Eric Alstrom
/s/ JESPER V. CHRISTENSEN	Executive Vice President and Chief Financial Officer, Treasurer	February 21, 2013
Jesper V. Christensen
/s/ KENNETH D. MCCUSKEY	Vice President and Chief Accounting Officer, Secretary	February 21, 2013
Kenneth D. McCuskey
/s/ NIELS B. CHRISTIANSEN	Director	February 21, 2013
Niels B. Christiansen
/s/ JØRGEN M. CLAUSEN	Director	February 21, 2013
Jørgen M. Clausen
/s/ KIM FAUSING	Director	February 21, 2013
Kim Fausing

/s/ RICHARD J. FREELAND	Director	February 21, 2013
Richard J. Freeland
/s/ PER HAVE	Director	February 21, 2013
Per Have
/s/ WILLIAM E. HOOVER, JR.	Director	February 21, 2013
William E. Hoover, Jr.
/s/ JOHANNES F. KIRCHHOFF	Director	February 21, 2013
Johannes F. Kirchhoff
/s/ ANDERS STAHLSCHMIDT	Director	February 21, 2013
Anders Stahlschmidt
/s/ STEVEN H. WOOD	Director	February 21, 2013
Steven H. Wood

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Net sales	$1,916,094	$2,057,487	$1,640,583
Cost of sales	1,299,207	1,400,330	1,142,455
Gross profit	616,887	657,157	498,128
Selling, general and administrative	235,069	227,968	195,494
Research and development	64,072	63,996	51,575
Loss (gain) on sale of businesses and asset disposals	(70)	590	7,632
Total operating expenses	299,071	292,554	254,701
Operating income	317,816	364,603	243,427
Nonoperating income (expenses):
Interest expense	(17,648)	(22,829)	(50,901)
Interest income	2,613	1,679	1,455
Loss on early retirement of debt	(1,254)	(1,176)	(2,421)
Other, net	2,825	(3,094)	3,525
Nonoperating expenses, net	(13,464)	(25,420)	(48,342)
Income before income taxes	304,352	339,183	195,085
Income tax	(92,274)	(79,380)	51,183
Net income	212,078	259,803	246,268
Net income attributable to noncontrolling interest, net of tax	(30,319)	(29,933)	(32,869)
Net income attributable to Sauer-Danfoss Inc.	$181,759	$229,870	$213,399
Net income per common share, basic	$3.75	$4.75	$4.41
Net income per common share, diluted	$3.75	$4.74	$4.40
Weighted average basic shares outstanding	48,413,138	48,402,059	48,382,860
Weighted average diluted shares outstanding	48,481,945	48,478,627	48,469,519
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$212,078	$259,803	$246,268
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,395	(17,830)	(3,879)
Pension and postretirement plan adjustments	(8,979)	(1,187)	(16,726)
Unrealized gains (losses) on hedging activities	3,699	(2,069)	(860)
Other comprehensive loss, net of tax	(885)	(21,086)	(21,465)
Comprehensive income	211,193	238,717	224,803
Comprehensive income attributable to noncontrolling interest, net of tax	(28,275)	(32,474)	(36,026)
Comprehensive income attributable to Sauer-Danfoss Inc.	$182,918	$206,243	$188,777

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$82,252	$72,560
Cash deposited with related persons	358,990	178,727
Accounts receivable (net of allowances of $4,350 and $4,361 in 2012 and 2011, respectively)	217,611	215,978
Inventories	178,226	217,710
Other current assets	73,224	75,868
Total current assets	910,303	760,843
Property, Plant and Equipment	342,246	367,844
Other Assets:
Goodwill	35,255	34,474
Other intangible assets, net	15,662	16,883
Deferred income taxes	86,303	90,512
Other	9,190	7,700
Total other assets	146,410	149,569
Total Assets	$1,398,959	$1,278,256
Liabilities and Stockholders' Equity
Current Liabilities:
Long-term debt due within one year	$479	$955
Accounts payable	168,486	177,996
Accrued salaries and wages	78,878	67,140
Accrued warranty	26,051	29,863
Other accrued liabilities	66,431	52,237
Total current liabilities	340,325	328,191
Long-Term Debt	178,378	199,502
Other Liabilities:
Long-term pension liability	88,779	79,717
Postretirement benefits other than pensions	32,682	31,488
Deferred income taxes	33,536	35,184
Other	28,341	26,348
Total other liabilities	183,338	172,737
Total liabilities	702,041	700,430
Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 4,500,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized shares 75,000,000 in 2012 and 2011; issued and outstanding 48,457,461 in 2012 and 48,432,860 in 2011	485	484
Additional paid-in capital	335,475	335,337
Retained earnings	258,352	144,424
Accumulated other comprehensive income	8,331	7,173
Total Sauer-Danfoss Inc. stockholders' equity	602,643	487,418
Noncontrolling interest	94,275	90,408
Total stockholders' equity	696,918	577,826
Total Liabilities and Stockholders' Equity	$1,398,959	$1,278,256
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Year Ended December 31, 2010:
Beginning Balance	48,384,205	$484	$334,873	$(298,845)	$55,422	$62,660	$154,594
Net income	—	—	—	213,399	—	32,869	246,268
Other comprehensive income (loss)	—	—	—	—	(24,622)	3,157	(21,465)
Performance units vested	10,554	—	—	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock compensation	—	—	326	—	—	—	326
Minimum tax withholding settlement	—	—	(64)	—	—	—	(64)
Capital contribution under tax sharing agreement	—	—	14,919	—	—	—	14,919
Dividend distribution under tax sharing agreement	—	—	(1,765)	—	—	—	(1,765)
Noncontrolling interest distribution	—	—	—	—		(23,676)	(23,676)
Balance December 31, 2010	48,408,259	484	348,289	(85,446)	30,800	75,010	369,137
Year Ended December 31, 2011:
Net income	—	—	—	229,870	—	29,933	259,803
Other comprehensive income (loss)	—	—	—	—	(23,627)	2,541	(21,086)
Performance units vested	11,101	—	—	—	—	—	—
Restricted stock grant	13,500	—	—	—	—	—	—
Restricted stock compensation	—	—	170	—	—	—	170
Minimum tax withholding settlement	—	—	(194)	—	—	—	(194)
Dividend distribution under tax sharing agreement	—	—	(12,928)	—	—	—	(12,928)
Noncontrolling interest distribution	—	—	—	—	—	(17,076)	(17,076)
Balance December 31, 2011	48,432,860	484	335,337	144,424	7,173	90,408	577,826
Year Ended December 31, 2012:
Net income	—	—	—	181,759	—	30,319	212,078
Other comprehensive income (loss)	—	—	—	—	1,158	(2,043)	(885)
Performance units vested	11,101	—	—	—	—	—	—
Restricted stock grant	13,500	1	(1)	—	—	—	—
Restricted stock compensation	—	—	344	—	—	—	344
Minimum tax withholding settlement	—	—	(205)	—	—	—	(205)
Noncontrolling interest distribution	—	—	—	—	—	(24,409)	(24,409)
Cash dividends declared ($1.40 per share)	—	—	—	(67,831)	—	—	(67,831)
Balance December 31, 2012	48,457,461	$485	$335,475	$258,352	$8,331	$94,275	$696,918

See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$212,078	$259,803	$246,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,503	88,094	97,336
Loss (gain) on sale of businesses and asset disposals	(70)	590	7,632
Loss on early retirement of debt	451	1,176	2,421
Change in net pension and postretirement benefits	8,286	(6,283)	(14,190)
Change in deferred income taxes	7,270	21,849	(69,646)
Other	344	170	326
Change in operating assets and liabilities:
Accounts receivable, net	(2,270)	(992)	(63,805)
Inventories	39,948	(18,987)	(28,531)
Other current assets	(272)	10,217	(8,051)
Accounts payable	(10,145)	547	77,643
Accrued liabilities	2,363	12,171	16,634
Other	(3,191)	5,807	5,292
Net cash provided by operating activities	335,295	374,162	269,329
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(48,632)	(51,765)	(26,218)
Proceeds from sale of property, plant and equipment	507	6,317	4,604
Repayments from (advances to) related persons	(180,579)	(182,538)	3,578
Net cash used in investing activities	(228,704)	(227,986)	(18,036)
Cash Flows from Financing Activities:
Net repayments on notes payable and bank overdrafts	—	(29,794)	(21,812)
Net repayments on revolving credit facility	—	(51,026)	(85,390)
Repayments of long-term debt	(21,921)	(1,760)	(326,394)
Borrowings of long-term debt	—	—	200,737
Payments for debt financing costs	—	—	(4,185)
Payments of prepayment penalties	(803)	—	(1,674)
Cash dividends	(50,871)	—	—
Distribution to noncontrolling interest partners	(24,409)	(17,076)	(23,676)
Capital contribution under tax sharing agreement	—	—	14,919
Dividend distribution under tax sharing agreement	—	(12,928)	(1,765)
Net cash used in financing activities	(98,004)	(112,584)	(249,240)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,105	(5,071)	3,196
Cash and Cash Equivalents:
Net increase during the year	9,692	28,521	5,249
Beginning balance	72,560	44,039	38,790
Ending balance	$82,252	$72,560	$44,039
Supplemental Cash Flow Disclosures:
Interest paid	$16,795	$21,235	$50,822
Income taxes paid	$81,731	$57,165	$18,896
Non-cash Investing and Financing Activities:
Purchases of property, plant and equipment financed by capital leases	$(382)	$—	$—
See accompanying notes to consolidated financial statements.

Sauer-Danfoss Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010
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
Cash and Cash Equivalents—
Cash equivalents are considered by the Company to be all highly liquid instruments purchased with original maturities of three months or less. At December 31, 2012 cash and cash equivalents balances in China totaled approximately $39,100. Due to the nature of the governmental and other regulatory controls it is difficult to transfer cash out of this country for reasons other than payment for goods shipped into the country.
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
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The analysis of the valuation of trade receivables is performed quarterly.
Inventories—
Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of material, labor, and factory overhead. The last-in, first-out (LIFO) method was adopted in 1987 and is used to value inventories at the U.S. locations which existed at that time. Inventories at all of the non-U.S. locations and the U.S. locations obtained through acquisition after 1987, which produce products different than those produced at U.S. locations existing at 1987, are valued under the first-in, first-out (FIFO) inventory valuation method. The percentage of year-end inventory valued under the LIFO and FIFO cost methods was 14% and 86%, respectively, for 2012, and 15% and 85%, respectively, for 2011.
Property, Plant and Equipment and Depreciation—
Property, plant and equipment are stated at historical cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method for building equipment and buildings over 10 to 37 years and for machinery and equipment over 3 to 8 years. Additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs ($32,011, $39,163, and $26,839 in 2012, 2011, and 2010, respectively) are charged to expense. When property, plant and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations.
Goodwill and Other Intangible Assets—
Goodwill represents the excess of the purchase price over the estimated fair values of net assets acquired in the purchase of businesses. Goodwill is not amortized, but tested for impairment at least annually or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not recognize any impairment charges for goodwill during the periods presented in the consolidated statements of operations.
Intangible assets consist primarily of trade names, technology, and customer relationships and are recorded at fair value at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to thirty-five years.
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

information becomes known to the Company. As the field recalls are carried out, the Company relieves the specific liability related to that field recall. These specific field recall liabilities are reviewed on a quarterly basis.
The following table represents the change in the Company's accrued warranty and field recall liability:

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$29,863	$28,183	$28,820
Payments	(14,102)	(17,884)	(11,877)
Provisions for warranties and field recalls	10,249	19,786	12,435
Currency impact	41	(222)	(1,195)
Balance, end of period	$26,051	$29,863	$28,183
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
Fair Value of Financial Instruments—
The carrying values of cash and cash equivalents, cash deposited with related persons, accounts and other receivables, and accounts payable approximate fair value because of the short-term nature of these instruments.
The fair value of long-term debt is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. The discount rate is estimated using the rates currently offered for long-term debt of similar remaining maturities and credit characteristics. At December 31, 2012 and 2011 the Company estimated the fair value of its long-term debt, including amounts due within one year, to be the same as its carrying values of $178,857 and $200,457, respectively. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
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
When, and if, a forward contract is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting is discontinued and any past or future changes in the derivative's fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the statements of operations. Any changes in fair values of derivatives not qualifying as hedges would be reported immediately in other income (expense) on the consolidated statements of operations; however, the Company did not have any forward contracts that did not qualify as hedges in 2012, 2011, or 2010.
The Company uses foreign exchange swaps to hedge intercompany financing activities between group companies with different functional currencies. The Company does not designate these foreign exchange swaps as hedging instruments. Accordingly, the

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

gain or loss associated with changes in the fair value of these contracts is immediately recorded in other, net on the consolidated statements of operations.
Employee Stock-Based Compensation—
The fair value method is used to account for employee-stock compensation.
Income Per Share—
Basic net income per common share is based on the weighted average number of common shares outstanding, less unvested restricted stock shares, in each year. Diluted net income per common share assumes that outstanding common shares were increased by shares issuable upon (i) vesting of restricted stock shares, and (ii) granting of shares deferred under the long-term incentive plan. Restricted stock and shares under the long term incentive plan both have an exercise price of zero.

	Net Income Attributable to Sauer-Danfoss Inc.	Shares	Net Income Per Share
Year Ended December 31, 2012:
Basic net income	$181,759	48,413,138	$3.75
Effect of dilutive securities:
Restricted stock	—	18,946	—
Performance units	—	49,861	—
Diluted net income	$181,759	48,481,945	$3.75
Year Ended December 31, 2011:
Basic net income	$229,870	48,402,059	$4.75
Effect of dilutive securities:
Restricted stock	—	10,856	—
Performance units	—	65,712	(0.01)
Diluted net income	$229,870	48,478,627	$4.74
Year Ended December 31, 2010:
Basic net income	$213,399	48,382,860	$4.41
Effect of dilutive securities:
Restricted stock	—	5,892	—
Performance units	—	80,767	(0.01)
Diluted net income	$213,399	48,469,519	$4.40
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

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

In September 2011 the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the fourth quarter of each year. The adoption of this updated authoritative guidance did not have an impact on the consolidated financial statements.

(2) Sale of Businesses and Termination of Joint Ventures:
In 2009 the Company sold the assets of its steering column business which was located in Kolding, Denmark. In 2010 the Company recognized expense in the Work Function segment of approximately $1,100 related to future building lease costs because the buyer moved production operations to a different location and the Company was not able to sublease the building. The lease was terminated in 2012.
In December 2008 the Company signed a sales agreement to sell its alternating current (AC) motor business related to the material handling market. The closing of the transaction occurred in 2009 when the transfer of the machinery and inventory covered by the purchase agreement was completed. Losses of approximately $1,500 and $4,400 in 2011 and 2010, respectively, are reported in the Controls segment. Cumulative expense related to the sale is approximately $20,600. In 2008 and 2009 expense was recognized for employee retention costs and to write down the value of machinery, inventory, and an intangible asset. In 2011 and 2010 the Company recognized additional expense related to a write-down of the carrying value of a building. An additional write-down of inventory was recognized in 2010 as the inventory was held on consignment and the purchaser revised their estimates of future inventory purchases from the Company. As part of the sales agreement, the Company will receive a commission payment in 2010 through 2012 based on the level of AC motor sales made by the purchaser. The Company recognized commission income of approximately $1,200, $1,600, and $900 in 2012, 2011, and 2010, respectively, which is included in Other, net on the consolidated statements of operations.
In October 2012 the Company and Daikin Industries Ltd. (Daikin), the noncontrolling interest partner in the joint venture Sauer-Danfoss-Daikin, Ltd. (SDD) agreed that the stock owned by Daikin in the joint venture entity would be redeemed effective January 1, 2013. At that same time, the operations of SDD would be transferred to Daikin-Sauer-Danfoss Manufacturing, Ltd., a separate joint venture that is owned by the Company and Daikin. Effective January 1, 2013 SDD will become a holding company, holding the investment in the sales companies in the Asia-Pacific region, which is fully owned by the Company.
In July 2009 the Company and Topcon Positioning Systems, Inc. (Topcon), the noncontrolling interest partner, agreed to terminate the joint venture they have operated since April 2001 through TSD Integrated Controls, LLC (TSD). The termination was effective September 1, 2009 but is subject to a three-year wind down period as contemplated in the 2001 joint venture agreement. During the wind-down period, the Company and Topcon will each receive distributions of certain assets of TSD and royalties on sales of TSD products. The final collection of accounts receivable and distributions to the joint venture partners will be made in 2013. The effects of this wind-down will not have a material impact on the Company's operations.
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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

In June 2009 the Company sold its AC electric motor business related to the material handling market. The losses related to the sale of the business, as discussed in Note 2, of approximately $1,500 and $4,400 in 2011 and 2010, respectively, are not included in the restructuring charges below.
The following table summarizes the restructuring charges incurred, as well as the cumulative charges incurred on these projects.

	Work Function	Stand-Alone Businesses	Global Services	Total
Charges incurred in 2012	$—	$—	$1,132	$1,132
Charges incurred in 2011	—	—	4,663	4,663
Charges incurred in 2010	4,012	1,805	—	5,817
Cumulative charges incurred	5,811	3,705	5,795	15,311

The restructuring costs incurred are reported in the consolidated statements of operations as detailed in the following table:

	Cost of Sales	Selling, General and Administrative Expenses	Loss on Asset Disposals	Total
Charges incurred in 2012	$42	$1,090	$—	$1,132
Charges incurred in 2011	540	4,123	—	4,663
Charges incurred in 2010	3,075	472	2,270	5,817
Cumulative charges incurred	7,356	5,685	2,270	15,311
The following table summarizes the restructuring charges incurred and the activity in accrued liabilities during 2012, 2011 and 2010.

	Employee Termination Costs	Building and Lease Cancellation Costs	Accelerated Depreciation and Loss on Asset Disposals	Equipment Moving Costs	Other	Total
Balance as of January 1, 2010	$851	$555	$—	$—	$—	$1,406
Charges to expense	—	—	2,767	812	2,238	5,817
Payments made / other	(851)	(555)	(2,767)	(812)	(2,238)	(7,223)
Balance as of December 31, 2010	—	—	—	—	—	—
Charges to expense	4,180	—	—	—	483	4,663
Payments made / other	—	—	—	—	—	—
Balance as of December 31, 2011	4,180	—	—	—	483	4,663
Charges to expense	670	—	280	—	182	1,132
Payments made / other	$(943)	$—	$(280)	$—	$(535)	$(1,758)
Balance as of December 31, 2012 (1)	$3,907	$—	$—	$—	$130	$4,037
(1)    The $3,907 of accrued employee termination costs will be paid through 2014. The $130 of other accrued costs relating to professional fees will be paid in 2013.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

(4) Inventories:
The composition of inventories is as follows:

	December 31,
	2012	2011
Raw materials	$79,169	$101,069
Work in progress	43,275	50,455
Finished goods and parts	78,905	87,846
LIFO allowance	(23,123)	(21,660)
Total	$178,226	$217,710

(5) Property, Plant and Equipment and Property Held for Sale:
The cost and related accumulated depreciation of property, plant and equipment are summarized as follows:

	December 31,
	2012	2011
Cost—
Land and improvements	$16,427	$14,417
Buildings and improvements	146,699	138,188
Machinery and equipment	970,343	953,744
Construction in progress	39,453	37,194
Plant and equipment under capital leases	1,061	3,750
Total costs	1,173,983	1,147,293
Less—accumulated depreciation	(831,737)	(779,449)
Net property, plant and equipment	$342,246	$367,844
Depreciation expense for 2012, 2011, and 2010 was $78,881, $86,386, and $95,504, respectively.
In 2010 the Company decided the land and building at the Ganloese, Denmark location would be sold. This location was exited in the fourth quarter of 2010. The Company intends to sell the building, which has a carrying value of approximately $800. The building is classified in other current assets in the Global Services segment.
In 2009 the Company decided that the land and building at the Lawrence, Kansas location would be sold. This location was exited in the second quarter of 2010 as discussed in Note 3. The building, which was written down by approximately $2,000 in 2010, was sold in 2011 for a gain of approximately $600.
The Company exercised the buy-out option in the capital lease for the building in Odense, Denmark in 2009. This location was previously used for the design and manufacture of electric drives until the business was exited in the second quarter of 2009 as discussed in Note 2. The Company intends to sell the building, which was written down by approximately $2,000 in 2010, and further written down by approximately $1,200 in 2011 to a carrying value of approximately $5,700. The building is classified in other current assets in the Controls segment.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

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
At December 31, 2012 the Company has $35,255 of goodwill related to its hydrostatics and electronic components reporting units which was tested for impairment, as required annually. The fair value of the hydrostatics and electronic components reporting units substantially exceeded the carrying value, resulting in no impairment.
The changes in the carrying amounts of goodwill for the years ended December 31, 2011 and 2012 are as follows:

	Hydrostatics Segment	Controls Segment	Total
Balance as of January 1, 2011	$26,466	$8,589	$35,055
Translation Adjustment	(432)	(149)	(581)
Balance as of December 31, 2011	26,034	8,440	34,474
Translation Adjustment	576	205	781
Balance as of December 31, 2012	$26,610	$8,645	$35,255

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

The following table summarizes the components of the other intangible asset balances at December 31, 2012 and 2011:

	Trade Name	Technology	Customer Relationships	Other	Total
December 31, 2012
Cost	$19,000	$10,700	$1,311	$2,363	$33,374
Accumulated amortization	(6,515)	(8,559)	(850)	(1,788)	(17,712)
Other intangible assets, net	$12,485	$2,141	$461	$575	$15,662
December 31, 2011
Cost	$19,000	$10,700	$1,267	$2,008	$32,975
Accumulated amortization	(5,972)	(7,846)	(644)	(1,630)	(16,092)
Other intangible assets, net	$13,028	$2,854	$623	$378	$16,883
The weighted average useful lives for the intangible assets are 35, 15, 15, and 4 years for trade name, technology, customer relationships, and other, respectively. Amortization of intangible assets was $1,622, $1,708, and $1,832 in 2012, 2011, and 2010, respectively. Amortization expense is expected to be approximately $1,700 in 2013, $1,500 in 2014, $1,400 in 2015, $600 in 2016, and $600 in 2017.
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
The following table shows the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Balance Sheet Classification	December 31,
		2012	2011
Assets:
Forward contracts (designated as hedging instruments)	Other current assets	$1,210	$—
Foreign exchange swaps (not designated as hedging instruments)	Other current assets	—	494
Forward contracts (designated as hedging instruments)	Other assets	418	—
Total assets		$1,628	$494
Liabilities:
Forward contracts (designated as hedging instruments)	Other accrued liabilities	$196	$3,809
Foreign exchange swaps (not designated as hedging instruments)	Other accrued liabilities	297	—
Forward contracts (designated as hedging instruments)	Other liabilities	—	129
Total liabilities		$493	$3,938

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

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

The Company had foreign currency forward contracts outstanding in notional amounts as follows:

	December 31,
	2012	2011
U.S. dollar	52,020	50,550
Euro	19,500	8,250
Changes in the fair value of forward contracts designated as hedging instruments are recognized as a component of net income or accumulated other comprehensive income depending on whether the transaction related to the hedged risk has occurred and whether the contract qualifies as highly effective. Changes in fair values of derivatives that are accounted for as cash flow hedges are recorded in accumulated other comprehensive income. The amount of gain, net of tax, recorded as a component of accumulated other comprehensive income related to forward contracts was $978 at December 31, 2012 compared to a loss of $2,721 at December 31, 2011. At December 31, 2012 the Company expects to reclassify $633 of gain, net of tax, on forward contracts from accumulated other comprehensive income to net income during the next twelve months due to the actual fulfillment of forecasted transactions.
The following table summarizes the amount of gain (loss) reclassified from accumulated other comprehensive income into the consolidated statements of operations for 2012, 2011, and 2010:

	Years Ended December 31,
Statements of Operations Classification	2012	2011	2010
Net Sales	$(3,394)	$538	$(824)
Other, net	157	(536)	(269)
	$(3,237)	$2	$(1,093)
The Company formally assesses at a hedge's inception, and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives are expected to remain highly effective. When it is determined that a derivative has ceased to be highly effective as a hedge the Company discontinues hedge accounting prospectively. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, but it is probable that the transaction will occur within the two months following the forecasted period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur within two months after the forecasted period, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income or expense, net. All forward contracts qualified for hedge accounting in 2012, 2011, and 2010.
In addition, any portion of the hedge that is deemed ineffective due to the absolute value of the cumulative change in the derivative being greater than the cumulative change in the hedged item is recorded immediately in other income (expense) on the consolidated statements of operations. There was no significant hedge ineffectiveness in 2012, 2011 or 2010.
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
The following table summarizes the amount of gain (loss) related to foreign exchange swaps recognized in the statements of operations for 2012, 2011, and 2010:

	Years Ended December 31,
Statement of Operations Classification	2012	2011	2010
Other, net	$(782)	$517	$14

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

(8) Long-Term Debt:
Long-term debt outstanding at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Long-term Debt Due Within One Year	Long-term Debt	Long-term Debt Due Within One Year	Long-term Debt
Danfoss A/S Multicurrency Term Loan	$—	$178,325	$—	$198,028
Other Borrowings	479	53	955	1,474
Total	$479	$178,378	$955	$199,502
Related Person Loans
In September 2010 the Company entered into an amended and restated credit agreement with Danfoss A/S (the Danfoss Agreement), the Company's majority stockholder, which replaced the 2009 Credit Agreement discussed below. The Danfoss Agreement originally included two, five-year term loans of approximately $200,000 ($140,000 and 45,000 euro) and a three-year revolving credit facility. The term loan bears interest at a fixed rate of 8.00% and 8.25% for the U.S. dollar and euro loans, respectively. The revolving credit facility bore interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the Danfoss Agreement, plus 3.9%. The Company paid closing fees of approximately $4,200 ($2,750 and 1,125 euro) to Danfoss A/S, which were capitalized and amortized to interest expense over the term of the Danfoss Agreement.
In 2012 the Company paid down the term loan by approximately $20,000 (16,000 euro). The term loan outstanding at December 31, 2012 was approximately $178,000 ($140,000 and $29,000 euro).
In 2012, upon request of the Company, the revolving credit facility was permanently reduced to $0. In 2011, upon the request of the Company, the borrowing capacity of the revolving credit facility was reduced to approximately $100,000 ($75,000 and 20,000 euro). The Company paid a quarterly commitment fee equal to 1.17% of the average daily unused portion of the revolving credit facility.
In November 2009 the Company entered into an unsecured term loan and revolving credit facility agreement with Danfoss A/S (the 2009 Credit Agreement). This agreement was scheduled to mature on April 29, 2011 but was replaced by the Danfoss Agreement discussed above in September 2010. Under the original terms of the 2009 Credit Agreement the Company was able to borrow up to $690,000. In 2010, upon the request of the Company, the borrowing capacity of the 2009 Credit Agreement was reduced to $500,000. The principal amount outstanding under the 2009 Credit Agreement bore interest at a rate equal to the U.S. prime rate or LIBOR, as in effect at times specified in the 2009 Credit Agreement, plus 10%. The 2009 Credit Agreement also included term loans of 92,000 euro and $200,000, with interest at an annual rate of 11.8% and 11.4%, respectively. The Company was required to pay a quarterly commitment fee equal to 4% of the average daily unused portion of the 2009 Credit Agreement.
In November 2009 the Company entered into an agreement with Danfoss A/S whereby Danfoss A/S, from time to time, provides letters of intent to banks, financial institutions and other relevant third parties to provide comfort for credit facilities made available to the Company. In exchange for this service, Danfoss A/S charged the Company a facility fee based on a percentage, 0.3% through November 2012, of all issued and outstanding letters of intent. This facility fee is waived for all issued and outstanding letters of intent after November 2012.
The Company incurred interest expense of $15,908, $17,979 and $42,620 and commitment fee expense of $897, $2,303 and $6,060 related to the debt with Danfoss A/S during 2012, 2011, and 2010, respectively. In addition, the Company incurred facility fee expense of $192, $618 and $2,152 in 2012, 2011, and 2010, respectively.
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
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

interest, breaches of representations, warranties and covenants and various events relating to the bankruptcy or insolvency of the Company or its subsidiaries.
Other Borrowings
The Company borrows locally when favorable terms are available. In May 2007, the Company borrowed $150 from the Ames, Iowa Economic Development Commission. The loan bears interest at an annual rate of 4.13%, and the outstanding balance on the loan at December 31, 2012 was $50. In February 2007, the Company borrowed 150,000 Indian rupee from Deutsche Bank AG. The loan bore interest at an annual rate of 11.75%, and was fully repaid during 2012. In December 2006, the Company borrowed $750 from the Iowa Department of Economic Development. The loan does not bear interest, and the outstanding balance at December 31, 2012 was $482. In April, 2005 the Company borrowed 150,000 Indian rupee from The Hong Kong and Shanghai Banking Corporation. The loan bore interest at a variable rate ranging from 8.20% to 9.36%, and was fully repaid during 2012. A Danish subsidiary maintains a line of credit for purposes of centralizing cash management for the European locations.
Loss on Early Retirement of Debt
The Company recognized a loss on early retirement of debt of $1,254, $1,176, and $2,421 during 2012, 2011, and 2010, respectively. The loss in 2012 was due to prepayment penalties of $803 and the write-off of unamortized deferred financing costs of $451 which was the result of the reductions in borrowing capacities for the revolving loan agreement. The loss in 2011 was due to the write-off of unamortized deferred financing costs of $1,176. In 2010, the loss consisted of $1,674 of prepayment penalties and $747 to write-off unamortized deferred financing costs.
Repayment of Borrowings
Payments required to be made on long-term debt outstanding as of December 31, 2012 during the years ending 2013 , 2014 , and 2015 are $479, $53, and $178,325, respectively. No payments are required after 2015.
(9) Pension and Postretirement Benefits other than Pensions:
The Company has defined benefit pension plans covering a significant number of its employees. The benefits under these plans are based primarily on years of service and compensation levels. The Company also provides health benefits for certain retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions that include certain age and service requirements. The measurements for the pension and health benefit plans were performed at December 31.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

Pension Benefits
Pension expense for 2012, 2011, and 2010 for these defined benefit plans consists of the following components:

	Years Ended December 31,
	2012	2011	2010
Service cost	$4,179	$3,909	$3,807
Interest cost	12,547	13,081	13,291
Expected return on plan assets	(12,077)	(12,886)	(11,643)
Amortization of prior service cost	(264)	(287)	(354)
Amortization of net loss	5,486	3,943	3,878
Settlement	—	—	1,541
Correction of error	—	—	(2,909)
Net periodic pension expense	9,871	7,760	7,611

Adjustments included in other comprehensive (income) loss:
Net actuarial losses	16,382	24,713	4,865
Amortization of actuarial losses	(5,486)	(3,943)	(3,878)
Amortization of prior service cost	264	287	354
Settlement / curtailment	—	—	(1,541)
Correction of error	—	—	2,909
Total loss recognized in other comprehensive (income) loss	11,160	21,057	2,709
Total recognized in comprehensive (income) loss	$21,031	$28,817	$10,320
In 2010 a former executive of the Company received a lump sum distribution which resulted in settlement expense of $1,541.
In 2010 the Company changed its method of recognizing pension expense for its U.S. defined benefit pension plans. Previously a market-related value of plan assets which reflected the changes in fair value of plan assets over a five-year period was used to calculate the expected return on plan assets, a component of net periodic pension expense. In 2010 a change was made to use the fair value of plan assets to calculate the expected return on plan assets, which is consistent with how the non-U.S. plans recognize pension expense. $2,909 of income was recognized in 2010 as a result of this change. The Company made the correction for this item in 2010 as the error was determined to be immaterial to the overall financial statements in 2010 and in all previous years.
The Company expects to incur income of $299 related to the amortization of prior service costs and expense of $5,236 for amortization of net loss in 2013.
The weighted average assumptions used to determine net periodic pension expense are as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.6%	5.3%	5.8%
Rate of compensation increase	3.5%	3.6%	3.5%
Expected long-term rate of return on plan assets	6.0%	7.0%	7.2%
The discount rate reflects the current rate at which the associated liabilities could be effectively settled. The Company sets its rate to reflect the yield of a portfolio of high-quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. The rate of compensation increase assumption reflects the Company's past actual experience, the near-term outlook and assumed inflation. The expected long-term rate of return on plan assets reflects asset allocations, investment strategy, and the views of investment managers and other large pension plan sponsors.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

The following table sets forth the plans' funded status as of the respective balance sheet dates:

	December 31,
	2012	2011
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(274,802)	$(247,380)
Service cost	(4,179)	(3,909)
Interest cost	(12,547)	(13,081)
Plan participant contributions	(1,441)	(1,141)
Actuarial loss	(29,725)	(22,147)
Benefit payments	11,527	11,489
Effect of exchange rate changes	(4,446)	1,367
Benefit obligation at December 31	(315,613)	(274,802)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	197,878	182,781
Actual return on plan assets	25,420	10,320
Employer contributions	11,535	13,829
Plan participant contributions	1,441	1,141
Benefit payments	(9,626)	(9,496)
Effect of exchange rate changes	3,817	(697)
Fair value of plan assets at December 31	230,465	197,878
Funded status at December 31	(85,148)	(76,924)
Net amount recognized	$(85,148)	$(76,924)

The weighted average assumptions used to determine the benefit obligation are as follows:

	December 31,
	2012	2011
Discount rate	3.8%	4.6%
Rate of compensation increase	3.5%	3.5%
Amounts recognized in the consolidated balance sheets as of:

	December 31,
	2012	2011
Long-term pension asset	$3,737	$2,847
Current pension liability	(106)	(54)
Long-term pension liability	(88,779)	(79,717)
Net amount recognized	$(85,148)	$(76,924)

The total accumulated benefit obligation for all pension plans at December 31, 2012 and 2011 was $302,587 and $260,130, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected and accumulated benefit obligations in excess of plan assets as of December 31, 2012 and 2011 were as follows:

	Projected and Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2012	2011	2012	2011
Projected benefit obligation	$191,912	$168,644	$66,464	$53,597
Accumulated benefit obligation	181,245	158,955	62,760	51,720
Fair value of plan assets	137,192	117,003	32,220	25,468
Amounts recorded in accumulated other comprehensive income as of:

	December 31,
	2012	2011
Actuarial loss	$98,492	$86,587
Prior service cost	(2,217)	(2,432)
	$96,275	$84,155
These amounts have not yet been recognized as components of net periodic pension expense.
Plan Assets
The target asset allocation for the U.S. pension assets, on average, is 60 percent in equity securities and 40 percent in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 7 percent measured over a planning horizon of twenty years with reasonable and acceptable levels of risk. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 10 percent and fixed income securities produce an average annual yield of 5 percent.
The target asset allocation for the U.K. pension assets, on average, is 32 percent in equity securities, 67 percent in fixed income securities, and 1 percent in cash. This allocation is expected to earn an average annual rate of return of approximately 4.9 percent.
The target asset allocation for the German pension assets is 15 percent in equity securities and 85 percent in fixed income securities. This allocation is expected to earn an average annual rate of return of approximately 3.5 percent measured over a long-term planning horizon. This expected level will be obtained, with an allowance for expenses, and cash investments, if equity securities realize an average annual return of 7 to 8 percent and fixed income securities produce an average annual yield of 2.5 to 3 percent.
The weighted average asset allocations by asset category for the pension plans at December 31 are as follows:

	U.S. Plans		U.K. Plans		German Plans
	2012	2011	2012	2011	2012	2011
Equity securities	62%	62%	32%	42%	14%	9%
Fixed income securities	37	37	67	57	80	85
Other	1	1	1	1	6	6
Total	100%	100%	100%	100%	100%	100%

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

The following tables present the Company's plan assets using the fair value hierarchy as of December 31, 2012 and December 31, 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed income securities
Corporate bonds	$23,166	$—	$—	$23,166
International index-linked government securities	42,040	—	—	42,040
Fixed income funds	—	50,264	—	50,264
Cash equivalents and short-term investments	3,049	—	—	3,049
Equity securities
Common and preferred stock	4,152	—	—	4,152
Common/collective/pooled funds	—	51,295	—	51,295
Derivatives	(15)	—	—	(15)
International equity	55,936	—	—	55,936
Total	$128,328	$101,559	$—	$229,887
Receivables				599
Payables				(21)
Total plan assets				$230,465

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed income securities
Corporate bonds	$17,104	$—	$—	$17,104
International index-linked government securities	35,038	—	—	35,038
Fixed income funds	—	43,275	—	43,275
Cash equivalents and short-term investments	2,381	—	—	2,381
Equity securities
Common and preferred stock	2,530	—	—	2,530
Common/collective/pooled funds	—	49,187	—	49,187
Derivatives	(155)	—	—	(155)
International equity	48,021	—	—	48,021
Total	$104,919	$92,462	$—	$197,381
Receivables				517
Payables				(20)
Total plan assets				$197,878

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

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
The components of the postretirement benefit expense of the Company-sponsored health benefit plans for 2012, 2011, and 2010, were as follows:

	Years Ended December 31,
	2012	2011	2010
Service cost	$188	$192	$172
Interest cost	1,267	2,658	2,865
Amortization of prior service cost	(1,530)	(128)	(128)
Amortization of net loss	1,806	1,855	1,676
Postretirement benefit expense	1,731	4,577	4,585

Adjustments included in other comprehensive (income) loss:
Net actuarial losses	2,397	1,797	9,582
Amortization of actuarial losses	(1,806)	(1,855)	(1,676)
Amortization of prior service credit	1,530	128	128
Plan amendment	—	(19,543)	—
Total (gain) loss recognized in other comprehensive (income) loss	2,121	(19,473)	8,034
Total recognized in comprehensive (income) loss	$3,852	$(14,896)	$12,619
In 2011, the Company amended its postretirement health care plan for certain Medicare eligible retirees to a defined contribution approach, with the amendment to be effective on January 1, 2012.  Prior to the amendment, the Company provided postretirement health care to these same Medicare eligible retirees by allowing them to continue participation in the Company's existing group health care plan, on a secondary basis to Medicare.
The Company expects to incur income of $1,531 for amortization of prior service costs and expense of $2,081 for amortization of net loss in 2013.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

The funded status of the Company-sponsored health benefit plans as of:

	December 31,
	2012	2011
Reconciliation of benefit obligation:
Benefit obligation at January 1	$(34,839)	$(52,959)
Service cost	(188)	(192)
Interest cost	(1,267)	(2,658)
Plan participant contributions	(248)	(471)
Plan amendment	—	19,543
Actuarial loss	(2,397)	(1,797)
Benefit payments	3,209	3,805
Health care subsidy receipts	(142)	(110)
Benefit obligation at December 31	(35,872)	(34,839)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	2,819	3,224
Plan participant contributions	248	471
Health care subsidy receipts	142	110
Benefit payments	(3,209)	(3,805)
Fair value of plan assets at December 31	—	—
Benefit obligation	(35,872)	(34,839)
Less current portion	3,190	3,351
Postretirement benefit obligation, long-term	$(32,682)	$(31,488)

Amounts recognized in accumulated other comprehensive income as of:

	December 31,
	2012	2011
Actuarial loss	$32,870	$32,279
Prior service credit	(19,838)	(21,368)
	$13,032	$10,911
The assumed weighted average rate of increase in the per capita cost of covered health benefits used to determine the accumulated postretirement benefit obligation at December 31, 2012 was 7.4%, gradually decreasing to 4.5% through 2027 and for all future years.
A 1 percent increase in the assumed health care trend rates would have increased the accumulated postretirement benefit obligation at December 31, 2012 by $977, and increased postretirement benefit expense for 2012 by $38. A 1 percent decrease in the assumed health care trend rates would have decreased the accumulated postretirement benefit obligation at December 31, 2012 by $908, and decreased postretirement benefit expense for 2012 by $35.
The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 3.2%, 4.2%, and 5.3% for 2012, 2011, and 2010, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

The benefits expected to be paid from the benefit plans, which reflect expected future years of service are as follows:

	Pensions	Health Care
2013	$11,701	$3,190
2014	12,219	3,232
2015	13,172	3,235
2016	13,817	3,220
2017	14,316	3,072
2018-2022	81,064	12,157
The Company plans to contribute $14,890 to the Company pension and health benefit plans in 2013.
The Company also maintains defined contribution plans for eligible employees. Company contributions include both base and matching amounts. The Company contributed approximately $3,900, $3,300, and $3,000 to this plan in 2012, 2011 and 2010, respectively.

(10) Income Taxes:
The Company's income before income taxes is as follows:

	Years Ended December 31,
	2012	2011	2010
United States	$140,994	$95,675	$50,472
European and other	163,358	243,508	144,613
Total	$304,352	$339,183	$195,085
The Company's primary German operation is treated as a flow-through entity for U.S. tax purposes. The above analysis of pretax income and the following analysis of the income tax provision by taxing jurisdiction are therefore not directly related.
The benefit (expense) for income taxes by taxing jurisdiction is as follows:

	Years Ended December 31,
	2012	2011	2010
Current
United States
Federal	$(30,350)	$(2,469)	$225
State	(4,578)	(3,876)	(332)
European and other	(46,404)	(51,946)	(24,608)
Total current	(81,332)	(58,291)	(24,715)
Deferred
United States
Federal	(7,333)	(27,932)	73,628
State	49	(777)	6,020
European and other	(3,658)	7,620	(3,750)
Total deferred	(10,942)	(21,089)	75,898
Total income tax benefit (expense)	$(92,274)	$(79,380)	$51,183

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

A reconciliation of tax benefit (expense) calculated using the U.S. statutory tax rate of 35% and recorded income tax expense based on the Company's income before income taxes is as follows:

	Years Ended December 31,
	2012	2011	2010
Tax benefit (expense) based on U.S. statutory tax rate	$(106,523)	$(118,714)	$(68,280)
Foreign taxes (rate and other differences)—net	4,327	11,749	15,017
State income taxes–net of federal benefit	(2,944)	(3,024)	3,697
Tax effect of noncontrolling interest	7,403	5,766	5,968
Changes in tax reserves and allowances—net	—	22,880	99,166
Non-deductible expenses/Non-taxable income—net	(239)	(249)	(1,805)
U.S. manufacturing deduction	3,920	1,575	—
Other	1,782	637	(2,580)
Total income tax benefit (expense)	$(92,274)	$(79,380)	$51,183

The components of the Company's net deferred tax assets and liabilities, determined on a jurisdictional and entity basis, are attributable to the following:

	December 31,
	2012		2011
	Assets	Liabilities	Assets	Liabilities
Net operating loss (NOL) and tax credit carryforwards	$11,342	$—	$17,896	$—
Deferred compensation, postretirement medical and accrued pension benefits	65,262	(9,798)	57,831	(11,450)
Fixed asset basis differences	12,800	(13,273)	13,442	(12,324)
Inventory and warranty accruals	8,601	(924)	10,113	(860)
Intangible asset fair market value step-up	1,539	(8,650)	3,016	(8,889)
Other items	13,528	(12,428)	17,938	(11,142)
Gross deferred tax assets/liabilities	113,072	(45,073)	120,236	(44,665)
Valuation allowance	(5,037)	—	(5,350)	—
Net deferred tax assets/liabilities	108,035	(45,073)	114,886	(44,665)
Less current portion	(21,732)	11,537	(24,374)	9,481
Net deferred tax assets/liabilities, long-term	$86,303	$(33,536)	$90,512	$(35,184)
The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of NOL and tax credit carryforwards. Management considers projected future taxable income and tax planning strategies in making this assessment.
As of December 31, 2012 and 2011, the Company had not provided U.S. federal income taxes on $241,507 and $171,965, respectively, of undistributed earnings recorded by certain subsidiaries outside the U.S. since these earnings were deemed permanently invested. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, foreign tax credits would be available to reduce the U.S. tax liability if these foreign earnings were remitted.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. During 2012 the Internal Revenue Service concluded an audit of the 2009 and 2010 U.S. federal income tax returns with no significant changes.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

A reconciliation of the beginning and ending gross unrecognized tax benefits (UTB) is as follows:

Amount
Gross UTB balance at January 1, 2012	$2,128
Additions based on tax positions related to the current year	65
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	(814)
Foreign currency adjustments	35
Reductions due to lapse of applicable statute of limitations	(258)
Gross UTB balance at December 31, 2012	$1,156
The total amount of unrecognized tax expense that, if recognized, would affect the effective tax rate as of December 31, 2012 and 2011 were $243 and $345, respectively. The total amount of UTB is not expected to significantly increase or decrease within the next twelve months. The net UTBs are included as components of deferred income tax assets and other liabilities in the consolidated balance sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expense, respectively. Interest and penalties of $148 and $201 have been accrued as of December 31, 2012 and 2011, respectively. Interest and penalty benefit of $56 and $134 were recognized for the years ending December 31, 2012 and 2011, respectively.
The Company had the following tax return loss carryforwards available to offset future years' taxable income at December 31, 2012:

	Amount	Expiration Dates
German NOL—Trade	$3,628	None
U.S. NOL	7,010	2018-2019
U.K. NOL	9,216	None
Brazil NOL	5,742	None
China NOL	8,543	2013-2017
Italy NOL	2,099	None
Spain NOL	1,159	2024-2027
Sweden NOL	1,024	None
State NOL	11,819	2012-2029
State tax credits	198	2017-2022

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

(11) Accumulated Other Comprehensive Income:
The changes in accumulated other comprehensive income for 2012, 2011, and 2010 is as follows:

	Change in Period	Tax (Expense) Benefit	Effect of Exchange Rates	Net Change
Year Ended December 31, 2012:
Foreign currency translation	$4,395	$—	$—	$4,395
Pension and postretirement plan adjustment	(13,281)	5,213	(911)	(8,979)
Unrealized gains on hedging activities	4,904	(1,214)	9	3,699
Other comprehensive income (loss)	$(3,982)	$3,999	$(902)	$(885)
Year Ended December 31, 2011:
Foreign currency translation	$(17,830)	$—	$—	$(17,830)
Pension and postretirement plan adjustment	(1,584)	76	321	(1,187)
Unrealized gains on hedging activities	(2,835)	612	154	(2,069)
Other comprehensive income (loss)	$(22,249)	$688	$475	$(21,086)
Year Ended December 31, 2010:
Foreign currency translation	$(3,879)	$—	$—	$(3,879)
Pension and postretirement plan adjustment	(10,743)	(6,968)	985	(16,726)
Unrealized gains on hedging activities	(1,140)	210	70	(860)
Other comprehensive income (loss)	$(15,762)	$(6,758)	$1,055	$(21,465)
The changes in accumulated other comprehensive income (loss), excluding non-controlling interest, for 2010, 2011, and 2012 is as follows:

	Foreign Currency Translation	Pension/ Postretirement Plan Adjustment	Hedging Activities	Accumulated Other Comprehensive Income
Balance January 1, 2010	$110,362	$(55,148)	$208	$55,422
Other comprehensive income in 2010	(7,036)	(16,726)	(860)	(24,622)
Balance December 31, 2010	$103,326	$(71,874)	$(652)	$30,800
Other comprehensive income in 2011	(20,371)	(1,187)	(2,069)	(23,627)
Balance December 31, 2011	$82,955	$(73,061)	$(2,721)	$7,173
Other comprehensive income in 2012	6,438	(8,979)	3,699	1,158
Balance December 31, 2012	$89,393	$(82,040)	$978	$8,331

(12) Noncontrolling Interests:
Noncontrolling interests in net assets and income reflected in the accompanying consolidated financial statements for 2012, 2011, and 2010 consist of:

a)	A 40% noncontrolling interest held by Agri-Fab, Inc. in Hydro-Gear Limited Partnership, a U.S. limited partnership.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

b)	A 40% noncontrolling interest held by Shanghai Hydraulics and Pneumatics in Sauer Shanghai Hydraulic Transmission Co., Ltd., a Chinese equity business venture.

c)	A 35% noncontrolling interest held by Daikin Industries Ltd. in Sauer-Danfoss-Daikin, Ltd., a Japanese corporation.

d)	A 49.9% noncontrolling interest held by Topcon Positioning Systems in TSD Integrated Controls LLC, a U.S. limited partnership.

e)	A 55% noncontrolling interest held by Daikin Industries Ltd. in Daikin-Sauer-Danfoss Manufacturing, Ltd., a Japanese corporation.
The following table sets forth the components of noncontrolling interest in the consolidated balance sheets:

	December 31,
	2012	2011
Hydro-Gear Limited Partnership	$25,640	$23,720
Sauer Shanghai Hydraulic Transmission Co., Ltd.	27,710	31,097
Sauer-Danfoss-Daikin, Ltd. (1)	22,031	19,937
TSD Integrated Controls LLC (2)	459	(456)
Daikin-Sauer-Danfoss Manufacturing, Ltd.	18,435	16,110
Total	$94,275	$90,408

(1)
On January 1, 2013 the shares of the noncontrolling interest partner were redeemed in connection with the joint venture restructuring discussed in Note 2. The operating activities of Sauer-Danfoss-Daikin, Ltd. were transferred to Daikin-Sauer-Danfoss Manufacturing, Ltd. on that same day.

(2)
In connection with the wind-down of the TSD joint venture discussed in Note 2 the noncontrolling interest partner had received distribution of assets in excess of their interest in the joint venture. There will be a settlement between the joint venture partners in 2013.

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
All grants to employees in 2012, 2011 and 2010 under the 2006 Incentive Plan were cash-based awards.
The 2006 Incentive Plan also allows for grants of equity-based shares to directors of the Company. The Company awarded 13,500 shares of restricted stock in each of the years 2012, 2011 and 2010 to non-employee directors. The restricted stock awards entitle the participants to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of each award was established based on the market value of the stock as of the grant date. Expense is computed based on the market value of the restricted shares at the grant date, which is amortized ratably over the three-year vesting period of the grants. In 2010, related to the cash tender offer initiated by Danfoss Acquisition to acquire the outstanding shares of stock, the board of directors removed the transfer restrictions on the restricted stock granted in 2007, 2008, and 2009.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

Expense recognized in conjunction with the restricted stock outstanding to non-employee directors in 2012, 2011, and 2010 amounted to $344, $170, and $326, respectively.
(14) Related Person Transactions:
In connection with the acquisition of Danfoss Fluid Power on May 3, 2000, the Company entered into several agreements with Danfoss A/S to purchase ongoing operational services from Danfoss A/S. These services include rental of shared facilities, administrative support and information technology support. These fees are paid on a monthly basis. Total expense recognized for goods and services purchased from Danfoss A/S for 2012, 2011, and 2010 was approximately $37,100, $41,200, and $36,000, respectively. At December 31, 2012 and 2011 approximately $9,000 and $8,500 owed to Danfoss A/S is included in accounts payable on the consolidated balance sheet. Payments required under these agreements as of December 31, 2012, during the years ending 2013 through 2017 and 2018 and thereafter, are $8,689, $8,524, $8,541, $8,352, $8,357, and $270, respectively. The Company also sold products to Danfoss A/S totaling approximately $7,700, $9,000, and $6,500 during 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011 approximately $400 and $900 due from Danfoss A/S is included in accounts receivable on the consolidated balance sheet.
The subsidiaries in Denmark file a joint tax return with Danfoss A/S as required under the laws of Denmark. The Company has elected to provide for taxes on a separate entity basis for U.S. GAAP. The difference in the amount of cash paid or received under these two methods is reported as a capital contribution or a dividend distribution in the consolidated statements of stockholders' equity. In 2010 the Company received approximately $14,900 from Danfoss A/S related to the usage of the Company's net operating loss (NOL) carryforwards generated in Denmark on the joint tax return for 2009. The Company paid approximately $12,900 and $1,800 to Danfoss A/S in 2011 and 2010, respectively as the Company generated taxable income in Denmark in these years.
The Company has an outstanding term loan balance of approximately $178,000 with Danfoss A/S as of December 31, 2012. Refer to Note 8 for additional discussion of the Danfoss Agreement which was entered into in September 2010.
In August 2011 the Company entered into an Agreement with Danfoss A/S, the Company's majority stockholder, to loan excess cash to Danfoss A/S at the EURIBOR or LIBOR rate plus 0.25%. These deposits may be offset against the outstanding term loan discussed in Note 8 if Danfoss A/S were not able to repay the deposits. The Company had five deposits of cash with Danfoss A/S, totaling $336,113 and $168,450 at December 31, 2012 and 2011, respectively. The deposits have a weighted average interest rate of 0.44% and terms ranging from 7 to 90 days. The Company recorded interest income of $1,325 and $794 in 2012 and 2011, respectively.
The Company purchases inventory components from Shanghai Hydraulics and Pneumatics, a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $7,900, $6,900, and $6,300 in 2012, 2011, and 2010, respectively.
The Company purchases inventory components from Agri-Fab, Inc., a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $1,000 in each year for 2012, 2011, and 2010.
The Company sold product totaling approximately $6,800, $6,400, and $4,300 in 2012, 2011, and 2010, respectively, to Daikin Industries Ltd. (Daikin), a noncontrolling interest owner in an entity consolidated by the Company. The Company also purchases inventory components and ongoing operational services from Daikin. These services include shared facilities and administrative support. Total expense recognized for goods and services purchased from Daikin in 2012, 2011, and 2010 were approximately $6,900, $6,800, and $6,200, respectively. In October 2010, the Company entered into an Agreement with Daikin to loan excess cash or borrow funds on a daily basis as needed. The cash deposited with Daikin was $22,877 and $10,277 at December 31, 2012 and 2011, respectively. Interest is earned based on short-term financing rates and was $74, $30, and $1 in 2012, 2011, and 2010, respectively.
The Company purchases product from Topcon Positioning Systems, Inc., a noncontrolling interest owner in an entity included in the Company's consolidated financial statements. Purchases were approximately $1,100, $1,700, and $1,900 in 2012, 2011, and 2010, respectively.
The Company had sales to FAUN Umwelttechnik GmbH & Co., a company owned by a director of the Company, of approximately $1,100, $1,700, and $1,700 in 2012, 2011 and 2010, respectively.

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

(15) Commitments, Contingencies, and Guarantees:
The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense on all operating leases during 2012, 2011, and 2010 was $21,405, $20,374, and $19,441, respectively. Rent expense with related parties is disclosed separately in Note 14. Rent is expensed on a straight-line basis over the term of the leases.
Minimum future rental commitments under all noncancelable operating leases as of December 31, 2012, during the years ending 2013 through 2017 and for 2018 and thereafter, are $17,938, $15,285, $12,392, $7,496, $6,794, and $29,332, respectively. Future rental commitments with related parties are disclosed separately in Note 14.
The Company also leases certain facilities and equipment under capital leases. The liability related to these capital leases is included in current other accrued liabilities and other long-term liabilities on the consolidated balance sheets. Minimum future lease payments under all noncancelable capital leases as of December 31, 2012, during the years 2013 and 2014 are $622 and $149, respectively. No payments are required after 2014.
The Company, from time to time, is involved in various legal matters in the normal course of its business. The Company intends to vigorously defend against all such claims. It is the Company's policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity or financial position.
(16) Quarterly Financial Data (Unaudited):
Summarized quarterly data is set forth in the following table:

	First	Second	Third	Fourth	Total
2012
Net sales	$573,993	$518,787	$410,307	$413,007	$1,916,094
Gross profit	190,230	172,021	132,713	121,923	616,887
Net income attributable to Sauer-Danfoss Inc.	64,794	56,408	40,633	19,924	181,759
Basic net income per common share (1)	$1.34	$1.17	$0.84	$0.41	$3.75
Diluted net income per common share	$1.34	$1.16	$0.84	$0.41	$3.75
2011
Net sales	$564,742	$563,317	$483,297	$446,131	$2,057,487
Gross profit	189,259	190,583	154,815	122,500	657,157
Net income attributable to Sauer-Danfoss Inc.	70,554	74,875	56,997	27,444	229,870
Basic net income per common share (1)	$1.46	$1.55	$1.18	$0.57	$4.75
Diluted net income per common share (1)	$1.46	$1.54	$1.18	$0.57	$4.74

(1)     Basic and diluted net income per common share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic and diluted net income per common share may not agree to the annual total.

(17) Segment and Geographic Information:
The Company's reportable segments are organized around its various product lines of Hydrostatics (formerly Propel), Work Function, Controls and Stand-Alone Businesses. Hydrostatics products include hydrostatic transmissions and related products that transmit the power from the engine to the wheel to propel a vehicle. Work Function products include steering motors and motors

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

that transmit power for the work functions of the vehicle. Controls products include electrohydraulic controls, microprocessors, and valves that control and direct the power of a vehicle. Stand-Alone Businesses, an aggregation of two operating segments, includes open circuit gear pumps and motors, cartridge valves and hydraulic integrated circuits, directional control valves, inverters, and light duty hydrostatic transmissions that transmit, control and direct the power of a vehicle and are marketed under their own names and are managed as stand-alone businesses. Segment costs in Global Services relate to internal global service departments and include costs such as consulting for special projects, tax and accounting fees paid to outside third parties, certain insurance premiums, and amortization of intangible assets from certain business combinations.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment's portion of the total Company's net income, excluding net interest expense, income taxes, and noncontrolling interest. The following table presents the significant items by reportable segment as of and for the years ended December 31, 2012, 2011, and 2010 respectively:

	Hydrostatics	Work Function	Controls	Stand-Alone Businesses	Global Services	Total
2012
Net sales	$883,683	$311,588	$303,612	$417,211	$—	$1,916,094
Segment income (loss)	173,549	48,288	74,224	68,361	(43,781)	320,641
Interest expense						(17,648)
Interest income						2,613
Loss on early retirement of debt						(1,254)
Income before income taxes						304,352
Total assets	346,291	132,501	107,174	158,896	654,097	1,398,959
Depreciation and amortization	30,915	19,883	12,646	14,753	2,306	80,503
Capital expenditures	20,978	4,937	6,147	9,599	6,971	48,632
2011
Net sales	$948,153	$377,519	$322,489	$409,326	$—	$2,057,487
Segment income (loss)	210,532	59,235	78,459	58,624	(45,341)	361,509
Interest expense						(22,829)
Interest income						1,679
Loss on early retirement of debt						(1,176)
Income before income taxes						339,183
Total assets	385,313	159,120	112,118	153,284	468,421	1,278,256
Depreciation and amortization	32,559	21,724	13,561	17,757	2,493	88,094
Capital expenditures	22,402	5,619	7,907	8,985	6,852	51,765
2010
Net sales	$717,193	$320,716	$243,163	$359,511	$—	$1,640,583
Segment income (loss)	165,047	28,674	49,113	35,796	(31,678)	246,952
Interest expense						(50,901)
Interest income						1,455
Loss on early retirement of debt						(2,421)
Income before income taxes						195,085
Total assets	380,574	198,560	119,415	169,230	260,425	1,128,204
Depreciation and amortization	35,957	22,640	14,794	21,814	2,131	97,336
Capital expenditures	10,408	4,355	4,279	5,771	1,405	26,218

Sauer-Danfoss Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

A summary of the Company's net sales and long-lived assets by geographic area is presented below:

	Net Sales(1)			Long-Lived Assets(2)
	2012	2011	2010	2012	2011
United States	$841,636	$780,734	$612,787	$102,759	$104,481
China	131,115	203,389	192,483	21,876	19,001
Germany	152,576	190,464	144,657	50,338	51,924
Japan	112,553	99,799	70,725	7,513	9,892
Denmark(3)	20,212	24,037	20,693	86,402	95,064
Other countries	658,002	759,064	599,238	133,465	146,539
Total	$1,916,094	$2,057,487	$1,640,583	$402,353	$426,901

(1)Net sales are attributed to countries based on location of customer.

(2)Long-lived assets include property, plant and equipment net of accumulated depreciation, goodwill, intangible assets net of accumulated amortization, and certain other long-lived assets.

(3)Majority of this country's sales are shipped outside of the home country where the product is produced.
One customer accounted for 10 percent of total consolidated net sales for the years ended December 31, 2012 and 2011. No single customer accounted for 10 percent or more of total consolidated net sales for the year ended December 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sauer-Danfoss Inc.:
        We have audited the accompanying consolidated balance sheets of Sauer-Danfoss Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sauer-Danfoss Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Des Moines, Iowa
February 21, 2013

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
        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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

ERIC ALSTROM President and Chief Executive Officer	JESPER V. CHRISTENSEN Executive Vice President and Chief Financial Officer, Treasurer

Schedule II
Sauer-Danfoss Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2011, and 2012
(in thousands)

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Receivables Written Off/ Settlement of Claims	Foreign Currency Translation Adjustment	Balance at End of Year
For the year ended December 31, 2010
Allowance for doubtful accounts	$5,640	332	(757)	(290)	$4,925
For the year ended December 31, 2011
Allowance for doubtful accounts	$4,925	72	(575)	(61)	$4,361
For the year ended December 31, 2012
Allowance for doubtful accounts	$4,361	509	(553)	33	$4,350

EXHIBITS

QuickLinks